Form 10-Q
period 2007-03-31
Flagstone Reinsurance Holdings Ltd
filed 2007-05-11
CIK 1347815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March, 31 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________to _______________________

Commission file number 001-33364

Flagstone Reinsurance Holdings Limited
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0481623
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Crawford House
23 Church Street
Hamilton HM 11
Bermuda
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(441) 278-4300
(Former Address)

Securities registered pursuant to Section 12(b) of the Act:
Common Shares, par value 1 cent per share
Name of exchange on which registered:
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 11, 2007 the Registrant had 85,297,891 common voting shares outstanding, with a par value of $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS Limited

PART  I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As at March 31, 2007	As at December 31, 2006
	($ in thousands, except share and per share data)
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2007 - $904,417; 2006 - $686,288)	$902,509	$682,278
Short term investments, at fair value (Cost: 2007 - $4,973; 2006 - $nil)	4,974	-
Equity investments, at fair value (Cost: 2007 - $22,682; 2006 - $nil)	23,090	-
Other investments	151,272	74,496
Total Investments	1,081,845	756,774
Cash and cash equivalents	191,191	261,352
Proceeds receivable from initial public offering	164,854	-
Reinsurance premium balances receivable	145,834	68,940
Unearned premiums ceded	7,484	8,224
Accrued interest receivable	5,965	6,331
Receivable for investments sold	-	3,599
Deferred acquisition costs	22,867	11,909
Funds withheld	5,069	-
Goodwill	5,624	5,624
Other assets	17,363	18,659
Due from related parties	1,094	3,090
Total Assets	$1,649,190	$1,144,502
LIABILITIES
Loss and loss adjustment expense reserves	$66,540	$22,516
Unearned premiums	202,803	98,659
Insurance and reinsurance balances payable	6,235	-
Payable for investments purchased	7,246	9,531
Long term debt	137,361	137,159
Other liabilities	12,683	11,866
Due to related parties	1,359	252
Total Liabilities	434,227	279,983
Minority Interest	153,727	-
SHAREHOLDERS’ EQUITY
Common voting shares, 150,000,000 authorized, $0.01 par value, issued and outstanding (2007 - 84,547,891; 2006 - 71,547,891)	845	715
Additional paid-in capital	889,631	728,378
Accumulated other comprehensive loss	(795)	(4,528)
Retained earnings	171,555	139,954
Total Shareholders’ Equity	1,061,236	864,519
Total Liabilities, Minority Interest and Shareholders’ Equity	$1,649,190	$1,144,502

The accompanying notes to the unaudited consolidated financial statements are an integral part of the unaudited consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended
	March 31, 2007	March 31, 2006
	($ in thousands, except share and per share data)
REVENUES
Gross premiums written	$207,013	$88,614
Reinsurance premiums ceded	(8,245)	(1,888)
Net premiums written	198,768	86,726
Change in net unearned premiums	(97,542)	(67,754)
Net premiums earned	101,226	18,972
Net investment income	13,631	6,628
Net realized and unrealized gains (losses)	4,514	(3,095)
Other income	673	-
Total revenues	120,044	22,505
EXPENSES
Loss and loss adjustment expenses	47,748	6,218
Acquisition costs	12,718	2,845
General and administrative expenses	14,669	7,850
Interest expense	3,264	-
Net foreign exchange gains	(1,282)	(159)
Total expenses	77,117	16,754
Income before income taxes, minority interest and interest in earnings of equity investments	42,927	5,751
Provision for income tax	(45)	-
Minority interest	(7,733)	-
Interest in earnings of equity investments	461	-
NET INCOME	$35,610	$5,751
Change in net unrealized losses	$-	$(981)
Change in currency translation adjustment	(276)	-
COMPREHENSIVE INCOME	$35,334	$4,770
Weighted average common shares outstanding—Basic	71,746,162	65,380,238
Weighted average common shares outstanding—Diluted	72,010,511	65,380,238
Net income per common share outstanding—Basic	$0.50	$0.09
Net income per common share outstanding—Diluted	$0.49	$0.09

The accompanying notes to the unaudited consolidated financial statements are an integral part of the unaudited consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Three months ended
	March 31, 2007	March 31, 2006
	($ in thousands, except share data)
Common voting shares:
Balance at beginning of period	71,547,891	55,239,491
Issued during the period	13,000,000	16,308,400
Balance at end of period	84,547,891	71,547,891
Share capital:
Common voting shares
Balance at beginning of period	$715	$552
Issued during period	130	163
Balance at end of period	845	715
Additional paid-in capital
Balance at beginning of period	728,378	559,466
Issue of shares	175,370	162,921
Issuance costs (related party: 2007, $400; 2006, $nil)	(15,755)	(251)
Fair value of issued warrant	-	3,372
Share based compensation expense	1,638	-
Balance at end of period	889,631	725,508
Accumulated other comprehensive loss
Balance at beginning of period	(4,528)	-
Change in net unrealized losses	-	(981)
Change in currency translation adjustment	(276)	-
Cumulative effect adjustment from adoption of new accounting principle	4,009	-
Balance at end of period	(795)	(981)
Retained earnings (accumulated deficit)
Balance at beginning of period	139,954	(12,384)
Cumulative effect adjustment from adoption of new accounting principle	(4,009)	-
Net income for period	35,610	5,751
Balance at end of period	171,555	(6,633)
Total Shareholders’ Equity	$1,061,236	$718,609

The accompanying notes to the unaudited consolidated financial statements are an integral part of the unaudited consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31, 2007	March 31, 2006
	($ in thousands)
Cash flows provided by (used in) operating activities:
Net income	$35,610	$5,751
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (gains) losses	(4,514)	3,095
Minority interest	7,733	-
Depreciation expense	384	29
Share based compensation expense	1,638	3,722
Amortization of debt offering expenses	194	-
Interest in earnings of equity investments	(461)	-
Amortization/accretion on fixed maturities	(449)	(55)
Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(76,894)	(49,622)
Unearned premiums ceded	(6,596)	(1,417)
Deferred acquisition costs	(10,658)	(7,842)
Funds withheld	(5,069)	-
Loss and loss adjustment expense reserves	44,023	6,218
Unearned premiums	104,144	69,170
Insurance and reinsurance balances payable	6,235	-
Other changes in assets and liabilities, net	1,273	(3,123)
Net cash provided by operating activities	96,593	25,926
Cash flows provided by (used in) investing activities:
Net cash received (paid) in acquisitions of subsidiaries	4,581	(11,992)
Purchases of fixed income securities	(400,673)	(212,508)
Sales and maturities of fixed income securities	248,350	52,840
Purchases of equity securities	(22,682)	(69,693)
Other investments, net	(76,520)	(11,709)
Purchases of fixed assets	(542)	(796)
Net cash used in investing activities	(247,486)	(253,858)
Cash flows provided by (used in) financing activities:
Issue of common shares, net of issuance costs	-	162,833
Share issuance costs paid	(1,385)	-
Contribution of minority interest	83,100	-
Other	(618)	-
Net cash provided by financing activities	81,097	162,833
Effect of foreign exchange rate on cash	(365)	-
Decrease in cash and cash equivalents	(70,161)	(65,099)
Cash and cash equivalents—beginning of period	261,352	548,255
Cash and cash equivalents—end of period	$191,191	$483,156
Supplemental cash flow information:
Payable for investments purchased	$7,246	$6,235
Interest paid	$3,359	$-
Proceeds receivable from initial public offering	$164,854	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of the unaudited consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

1.	Basis of Preparation and Consolidation

These unaudited consolidated financial statements include the accounts of Flagstone Reinsurance Holdings Limited (“the Company”) and its wholly owned subsidiaries including Flagstone Reinsurance Limited (“Flagstone”) and have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.  All significant inter-company accounts and transactions have been eliminated on consolidation.

The Company's policy is to consolidate all entities in which it has a controlling financial interest. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, as revised ("FIN 46(R)"), entities that are deemed to be Variable Interest Entities ("VIEs") are consolidated by the Company if it is determined that the Company is the primary beneficiary. Under FIN 46(R), the primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests. For entities that are not deemed to be VIEs under FIN 46(R), the Company consolidates those in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. Investments in preferred or voting common shares relating to unconsolidated entities that provide the Company with significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting.

The preparation of these unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company's principal estimates are for loss and loss adjustment expenses and estimates of premiums written, premiums earned, acquisition costs, and share based compensation. The Company reviews and revises these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

The terms “SFAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

2.	Significant events

On March 30, 2007, the Company’s common shares began trading on the New York Stock Exchange. The Company completed the initial public offering of 13.0 million of its common shares on April 4, 2007. Gross proceeds to the Company from the offering were $175.5 million ($159.7 million net of expenses) and have been credited to shareholders’ equity.  In connection with this initial public offering, the Company filed a Registration Statement on Form S-1 (Registration No. 333-138182) with the Securities and Exchange Commission (the “SEC”) on March 30, 2007.

On April 30, 2007, the underwriters of the initial public offering exercised their option to purchase an additional 750,000 common shares of the Company at the public offering price less underwriting discounts and commissions. Gross proceeds of $10.1 million ($9.4 million net of expenses) were received on May 2, 2007.

3.	New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes".  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes".  Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company for the quarter ended March 31, 2008, but early adoption is permitted.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company on January 1, 2008 but early adoption is permitted, provided the Company makes the election by April 30, 2007, has not issued financial statements for any interim period in 2007 and also elects to apply the provisions of SFAS 157.

The Company has early adopted SFAS 157 and SFAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale and for all other investments excluding its investment in Island Heritage Holdings Limited (“Island Heritage”). Unrealized gains and losses on available-for-sale investments at December 31, 2006 of $4.0 million previously included in the accumulated other comprehensive loss, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment will transfer the net balance of unrealized losses from accumulated other comprehensive loss to retained earnings and will have no impact on the results of operations for the annual or interim periods beginning January 1, 2007. The Company’s investments will be accounted for as trading for the annual or interim periods beginning January 1, 2007 and as such, all unrealized gains and losses will be included in net income on the statements of operations.

4.	Mont Fort Re Ltd.

On March 6, 2006, the Company entered into a share purchase agreement to purchase 370,000 common shares, representing 100% of the outstanding common shares, of Mont Fort Re Ltd. ("Mont Fort"), a segregated accounts or "cell" company registered under the Bermuda Segregated Accounts Companies Act 2000 (as amended), for consideration of $0.1 million. The assets and liabilities acquired at the date of purchase were $0.1 million and $nil, respectively. In May 2006, the Company invested an additional $1.3 million in Mont Fort.

Mont Fort raises capital from investors through offerings of its preferred shares, and uses the proceeds of those offerings to underwrite reinsurance, which will be ceded to Mont Fort solely by Flagstone pursuant to a reinsurance agreement. West End Capital Management (Bermuda) Limited (“West End”), a wholly-owned subsidiary of the Company, entered into an investment management agreement with Mont Fort under which West End earns an investment management fee and a performance-based fee.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

On June 6, 2006, Mont Fort closed an offering of preferred shares relating to its first cell, Mont Fort ILW, which yielded gross proceeds of $60.0 million including investments by Flagstone of $5.0 million (8.3%) and LB I Group Inc. ("LB I") of $50.0 million (83.3%). Flagstone entered into a reinsurance agreement with Mont Fort in respect of Mont Fort ILW on June 6, 2006 under which Mont Fort ILW assumes a share of Flagstone's Industry Loss Warranty exposure. LB I is also a shareholder of the Company. On August 28, 2006, Mont Fort repurchased the preferred shares held by Flagstone for $5.1 million, and Mont Fort in respect of Mont Fort ILW entered into a quota share reinsurance contract with Flagstone under which Flagstone assumes 8.3% of the business written by Mont Fort ILW.

As at December 31, 2006, and for the year ended December 31, 2006, in accordance with FIN 46(R) the Company had determined that Mont Fort was a variable interest entity. The Company was not considered to be the primary beneficiary and, therefore, was not required to consolidate Mont Fort into its financial statements. The Company is deemed to have significant influence over the operating and financial policies of Mont Fort due to its board representation and 100% voting interests and Mont Fort was accounted for under the equity method of accounting. Under this method, the Company recorded all of the income or loss from the general account of Mont Fort but no income or losses arising from the activities of the segregated account of Mont Fort.

On January 2, 2007, Mont Fort closed an offering of preferred shares relating to its second cell, Mont Fort ILW 2 Cell ("Mont Fort ILW 2") which yielded gross proceeds of $55.0 million from LB I.  Mont Fort, in respect of Mont Fort ILW 2, entered into a quota share reinsurance contract with Flagstone under which Flagstone assumes 8.3% of the business written by Mont Fort ILW 2.

On January 12, 2007, Mont Fort closed an offering of preferred shares relating to a third cell, Mont Fort High Layer ("Mont Fort HL"), which yielded gross proceeds of $28.1 million. The investor in Mont Fort HL is Newcastle Special Opportunity Fund V, L.P., an entity with no previous investments or affiliations with the Company or with Mont Fort. Mont Fort, in respect of Mont Fort HL, entered into a quota share reinsurance contract with Flagstone under which Flagstone assumes 9.0% of the business written by Mont Fort HL.

The Company determined that the establishment of these cells is a reconsideration event under the provisions of paragraph 7 and paragraph 15 of FIN 46(R). Consequently, the Company assessed whether or not Mont Fort continues to be a VIE and, if so, whether the Company or another party was Mont Fort's primary beneficiary. The Company assessed the impact of these reconsideration events on its results and financial position, and concluded that the establishment of the Mont Fort HL cell on January 12, 2007 was the reconsideration event that resulted in the Company being the primary beneficiary of Mont Fort. As such, the results of Mont Fort are included in the Company’s unaudited consolidated financial statements with effect from January 12, 2007. The portions of Mont Fort’s net income and shareholder’s equity attributable to holders of the preferred shares for the period ended March 31, 2007 are recorded in the unaudited consolidated financial statements of the Company as minority interest.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Further, with the addition of any new contracts that the Company enters into with each of the new cells the Company evaluated whether the contracts with Mont Fort continue to meet the risk transfer parameters of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”), considered individually and, where appropriate, in the aggregate.  As of March 31, 2007 the Company concluded that all such contracts met the risk transfer requirements of SFAS 113.

Included in the Company’s assets and liabilities as at March 31, 2007 were cash, cash equivalents and fixed maturity investments of $156.4 million held for the sole benefit of preferred shareholders of each specific Mont Fort cell and available to settle the specific current and future liabilities of each cell.

5.	Investments

Prior to January 1, 2007, investments were considered “Available for Sale” in accordance with SFAS No 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and were carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. Following the issuance by the FASB of SFAS 159, the Company elected to early adopt the fair value option for all fixed maturity investments, equity investments (excluding its investment in Island Heritage), real estate investment trusts (“REITs”), investment funds, catastrophe bonds and fixed income funds commencing January 1, 2007. This election requires the Company to adopt SFAS 157 regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The Company has elected the fair value option to simplify the accounting, as this election will reduce the burden of the monitoring of differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature and therefore, further removes an element of management judgment.

The election of SFAS 159 will not amend the carrying value of our fixed maturity investments, equity investments, REITs, catastrophe bonds and fixed income funds as they were previously carried at fair value. Fixed maturity investments and listed equities are stated at fair value as determined by the quoted market price of these securities as provided either by independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications (Level 1). Private equity investments and fixed income funds are stated at fair value as determined by either the most recently published net asset value — being the fund’s holdings in quoted securities (Level 1) — or the most recently advised net asset value as advised by the fund — where the fund’s holdings can be in various quoted and unquoted investments (Level 2). Catastrophe bonds are stated at fair value as determined by reference to broker indications (Level 2). REITs are stated at fair value as determined by the quoted market price of these funds as provided by independent pricing services (Level 2).

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

The difference as a result of the election of the fair value option is in respect of the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses on fixed maturity investments and equities were included within accumulated other comprehensive income as a separate component of shareholders’ equity. On January 1, 2007, a cumulative-effect adjustment has been made to reclassify the net unrealized losses from accumulated other comprehensive loss as at December 31, 2006 into retained earnings in the amount of $4.0 million. Subsequent to January 1, 2007, any movement in unrealized gains and losses is now recorded within net realized and unrealized gains (losses) on investments within the unaudited consolidated statements of operations. Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

The cumulative-effect adjustment reclassifying net unrealized losses from accumulated other comprehensive loss to retained earnings within the unaudited consolidated balance sheets at January 1, 2007 was $4.0 million which represented the difference between the cost or amortized cost of our investments and the fair value of those investments at December 31, 2006, as shown in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006, included in the Company’s Form S-1 filed with the SEC on March 30, 2007.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

($ in thousands)	Fair Value Measurement at March 31, 2007, using:

	Fair Value Measurements	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Description

Fixed maturity investments	$902,509	$902,509	$-
Short term investments	4,974	4,974	-
Equity investments	23,090	23,090	-
	930,573	930,573	-
Other Investments:
Real Estate Investment Trusts	10,897	-	10,897
Investment funds	28,653	20,327	8,326
Catastrophe bonds	36,453	-	36,453
Fixed income fund	65,982	65,982	-
Island Heritage*	-
	141,985	86,309	55,676

Totals	$1,072,558	$1,016,882	$55,676

* Island Heritage is an equity investment in which the Company is deemed to have significant influence over the operating and financial policies of Island Heritage due to its voting interests and board participation. As such, it is recorded as an equity investment in the amount of $9,286.

The change in the fair value of these instruments during the quarter ended March 31, 2007 of $4.1 million is included in net unrealized and realized gains (losses) on investments within the statements of operations. The increase is made up of $3.1 million from fixed maturity investments, $0.4 million from equity investments, and $0.6 million from other invested assets.

In 2006, investments were reported as available for sale. Had the Company been able to apply the same SFAS 159 accounting in 2006, it would have had an increase in net gains (losses) on investments of ($1.0) million, and therefore net income would have been $4.8 million for the three months ended March 31, 2006.

6.	Taxation

Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received an assurance from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until March 28, 2016. Income from the Company's foreign based subsidiaries is generally subject to taxation in the relevant jurisdictions. For the three months ended March 31, 2007 and 2006, respectively, the Company recorded a provision for income tax in the amount of $45,000 and $nil.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

7.	Debt and Financing Arrangements

Deferrable interest debentures

On August 23, 2006, the Company raised gross and net proceeds of $136.7 million and $132.8 million, respectively, through a private sale of Deferrable Interest Debentures. The amount that was raised consisted of $120.0 million and €13.0 million. The Deferrable Interest Debentures have a floating rate of interest equal to (i) LIBOR plus 354 basis points per annum, reset quarterly for the dollar denominated principal amount and (ii) Euribor plus 354 basis points per annum, reset quarterly for the euro-denominated principal amount. The Deferrable Interest Debentures mature on September 15, 2036, and may be called at par by the Company at any time after September 15, 2011. The Company may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 15, 2011. Any deferred interest payments would accrue interest quarterly on a compounded basis.

Interest expense includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to September 15, 2011, the earliest they may be called by the Company. For the three months ended March 31, 2007, the Company incurred interest expense and amortization of debt offering expenses of $3.3 million on the Deferrable Interest Debentures, of which $0.5 million was accrued as at March 31, 2007 and included in other liabilities in the unaudited consolidated balance sheets.

Letter of credit facility

As at March 31, 2007, the Company had a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A. As at March 31, 2007, $68.6 million had been drawn under this facility, and the drawn amount of the facility was secured by $76.5 million of fixed maturity securities from the Company's investment portfolio.

8.	Share Based Compensation

The Company accounts for share based compensation in accordance with SFAS No. 123(R) “Share Based Payments” (“SFAS 123(R)”). SFAS 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of such services will be recognized over the period during which an employee is required to provide service in exchange for the award.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Performance Share Units

The Performance Share Unit Plan ("PSU Plan") is the Company's shareholder approved primary executive long-term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of Directors, PSUs may be granted to executive officers and certain other key employees and vesting is contingent upon the Company meeting certain fully diluted return-on-equity goals.

A summary of the activity under the PSU Plan as at March 31, 2007 and December 31, 2006 and changes during the three months ended March 31, 2007 and year ended December 31, 2006, are as follows:

Grant date	Number	Weighted average grant date fair value	Weighted average remaining contractual term
Outstanding at December 31, 2005	321,000	$10.00	3.0
Granted	392,000	10.06
Outstanding at December 31, 2006	713,000	$10.03	2.0
Forfeited	(4,000)	10.07
Granted	672,000	13.50
Outstanding at March 31, 2007	1,381,000	$11.72	2.2

As at March 31, 2007 and December 31, 2006, there was a total of $12.7 million and $5.0 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 2.2 and 2 years, respectively.  A compensation expense of $1.3 million and $0.3 million has been recorded in general and administrative expenses for the three months ended March 31, 2007 and March 31, 2006, respectively, in relation to the PSU Plan.

No PSUs have vested or been cancelled since the inception of the plan.

Restricted Share Units

Beginning July 1, 2006, the Company granted Restricted Share Units ("RSUs") to certain employees and directors of the Company. The RSU grants to employees vest over a period of approximately two years while RSUs granted to directors vest on the grant date.

A summary of the activity under the RSU Plan as at March 31, 2007 and December 31, 2006 and changes during the three months ended March 31, 2007 and year ended December 31, 2006, are as follows:

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Grant date	Number	Weighted average grant date fair value	Weighted average remaining contractual term
Outstanding at December 31, 2005	-
Granted	123,677	$10.49	1.1
Forfeited	(5,950)	10.37
Outstanding at December 31, 2006	117,727	$10.49	0.8
Granted	139,550	13.50
Forfeited	(2,800)	10.37
Outstanding at March 31, 2007	254,477	$12.14	1.3

As at March 31, 2007 and December 31, 2006, there was a total of $2.1 million and $0.5 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.8 and 1.5 years, respectively. A compensation expense of $0.3 million has been recorded in general and administrative expenses for the three months ended March 31, 2007 in relation to the RSU Plan.

No RSUs granted to employees have vested or been cancelled since the inception of the plan.  During the three months ended March 31, 2007, no RSUs were granted to the directors.  During the year ended December 31, 2006, 53,827 RSUs were granted to directors which vested immediately.

9.	Earnings Per Common Share

The computation of basic and diluted earnings per common share for the three months ended March 31, 2007 and March 31, 2006 is as follows:

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

	Three Months Ended March 31,
Basic earnings per common share	2007	2006
Net income	$35,610	$5,751
Weighted average common shares outstanding	71,692,335	65,380,238
Weighted average vested restricted share units	53,827	-
Weighted average common shares outstanding—Basic	71,746,162	65,380,238
Basic earnings per common share	$0.50	$0.09
Diluted earnings per common share
Net income	$35,610	$5,751
Weighted average common shares outstanding	71,692,335	65,380,238
Weighted average vested restricted share units outstanding	53,827	-
	71,746,162	65,380,238
Share equivalents:
Unvested restricted share units	93,400	-
Performance share units	170,949	-
Weighted average common shares outstanding—Diluted	72,010,511	65,380,238
Diluted earnings per common share	$0.49	$0.09

As at March 31, 2007 and March 31, 2006, there were securities which would result in the issuance of common shares that were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive. These securities were as follows:

	Three Months Ended March 31,
	2007	2006
Warrant	8,585,747	8,585,747
Performance share units	672,000	369,000
	9,257,747	8,954,747

10.	Related Party Transactions

The Company has entered into a charter agreement with Longtail Aviation Ltd. (“Longtail”), an entity controlled by the Company's Executive Chairman, which permits the Company to charter private aircrafts. The Company incurred an expense of $0.8 million and $0.5 million in relation to this agreement during the three months ended March 31, 2007 and 2006, respectively, which was included within general and administrative expenses.  An additional amount of $0.4 million related to this agreement is included in the share issuance costs for the three months ended March 31, 2007, and $1.1 million and $0.2 million were included in due to related parties as at March 31, 2007 and December 31, 2006, respectively.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

On December 20, 2005 Flagstone entered into a 24-month Operational Support Agreement ("OSA") with West End. The Company's Executive Chairman, Mark Byrne, and Chief Executive Officer, David Brown, had ownership interests in West End, of 70.6% and 16.6%, respectively. West End provided Flagstone with certain insurance management and related support services for a fee pursuant to the OSA. Flagstone incurred $nil and $1.0 million in expenses under the OSA for the three months ended March 31, 2007 and March 31, 2006, respectively. Fees charged under the OSA were based on an hourly fee rate for certain individuals.

On August 1, 2006 Flagstone Westwind Holdings Limited (“Flagstone Westwind”), a wholly-owned subsidiary of Flagstone, entered into a 24-month management and joint use agreement with Longtail for the management and charter of its Westwind 1124A aircraft. Flagstone Westwind bears the costs of maintaining the aircraft. As at March 31, 2007 and December 31, 2006, Flagstone Westwind had an amount of $0.1 million due to Longtail which was included in amounts due to related parties.

On December 15, 2006, an addendum to the management and joint use agreement with Longtail was signed to include services in relation to the use of a King Air aircraft by the Company.    The Company is leasing the aircraft from IAL King Air Limited, an entity controlled by the Company’s Executive Chairman. The Company incurred an expense of $0.2 million in relation to these agreements during the three month period ended March 31, 2007  and had $0.2 million included in amounts due to related parties as at March 31, 2007.

On September 5, 2006, the Company entered into a foreign currency swap agreement with Lehman Brothers Inc. (“Lehman”) in relation to the issuance of the Deferrable Interest Debentures. Under the terms of the agreement, the Company exchanged €13.0 million for $16.7 million, will receive Euribor plus 354 basis points and will pay LIBOR plus 371 basis points. The agreement will terminate on September 15, 2011 and had a fair value of $0.7 million as at March 31, 2007 and $0.4 million as at December 31, 2006. Affiliates of Lehman are shareholders of the Company and preferred shareholders of Mont Fort. Lehman acted as an underwriter of the Company’s initial public offering, for which it received fees of $3.1 million.

11.	Commitments and Contingencies

Concentrations of credit risk

Credit risk arises out of the failure of a counterparty to perform according to the terms of the contract. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company's foreign exchange forward contracts, currency swaps and interest rate swaps. However, because the counterparties to these agreements are high credit quality international banks, the Company does not anticipate any non-performance. The difference between the contract amounts and the related fair market values in excess of the contract amount is the Company's maximum credit exposure.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

As at March 31, 2007 and December 31, 2006, substantially all of the Company's cash and investments were held with three custodians.

The Company's investment portfolio is partially managed by external advisors in accordance with prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments.

Brokers

The Company also underwrites the majority of its reinsurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance balances to the Company.

For the three months ended March 31, 2007 and March 31, 2006, the same four brokers accounted for approximately 87.0% and 91.6% of gross premiums written, respectively.  Each of the four brokers individually accounted for 10% or more of the total gross premiums written.

Lease commitments

The Company and its subsidiaries lease office space and guest accommodations in the countries in which they operate under operating leases which expire at various dates. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the period ended March 31, 2007 was approximately $0.2 million.

Legal proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As at March 31, 2007, the Company was not a party to any litigation or arbitration proceedings.

Investment Commitments

During November 2006, the Company made certain commitments with respect to an investment in a private equity fund.  The Company has committed capital to a private equity fund of $10.0 million, of which $1.5 million has been contributed at March 31, 2007.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

12.	Segment Reporting

The Company's management views the operations and management of the Company as one operating segment. The Company is primarily focused on writing global property, property catastrophe and short tail specialty and casualty reinsurance. The Company regularly reviews the financial results and assesses its performance on a single segment basis.

The following tables set forth a breakdown of the Company's gross premiums written by line of business and geographic area of risks insured for the periods indicated:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006

	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
	($ in thousands)		($ in thousands)
Line of business
Property catastrophe	$158,368	76.50%	$60,431	68.20%
Property	24,556	11.86%	20,174	22.77%
Short-tail specialty and casualty	24,089	11.64%	8,009	9.03%
Total	$207,013	100.00%	$88,614	100.00%

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006

	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
	($ in thousands)		($ in thousands)
Geographic area of risk insured(1)
North America	$90,751	43.84%	$38,400	43.33%
Worldwide risks(2)	25,606	12.37%	17,339	19.57%
Europe	66,968	32.35%	21,966	24.79%
Japan and Australasia	11,639	5.62%	2,931	3.31%
Caribbean	7,363	3.56%	5,816	6.56%
Other	4,686	2.26%	2,162	2.44%
Total	$207,013	100.00%	$88,614	100.00%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.

(2)	This geographic area includes contract that cover risks primarily in two or more geographic zones.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

        For the three month periods ended March 31, 2007 and March 31, 2006, premiums produced by brokers were as follows:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006

	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
	($ in thousands)		($ in thousands)
Name of broker
Benfield	$68,633	33.15%	$22,016	24.84%
Willis Group	31,546	15.24%	22,013	24.84%
Aon Re Worldwide	29,279	14.14%	20,694	23.35%
Guy Carpenter	50,559	24.42%	16,464	18.58%
Other brokers	26,996	13.05%	7,427	8.39%
Total	$207,013	100.00%	$88,614	100.00%

13.	Subsequent Events

Initial Public Offering

On April 4, 2007, the Company completed an initial public offering of 13.0 million of its common shares. Net proceeds to the Company from the offering were $159.7 million. On April 30, 2007, the underwriters of the Initial Public Offering exercised their option to purchase an additional 750,000 common shares of the Company at the public offering price less underwriting discounts and commissions. Net proceeds of $9.4 million were received on May 2, 2007.   The Company has contributed the proceeds from this offering to Flagstone to increase its underwriting capacity and Flagstone has invested the proceeds according to its investment strategy.

Letter of Credit Facility

In April 2007, the Company increased its uncommitted letter of credit facility agreement with Citibank N.A. from $200 million to $400 million.

Share Based Compensation

On May 1, 2007, the Company granted an additional 135,000 PSUs to employees under the PSU Plan. Those PSUs will vest on December 31, 2009. In addition, the Company granted 20,500 RSUs to employees, and on May 9th, the Company granted 64,806 RSUs to directors, under the RSU Plan. The RSU grants to employees vest in December 2008 and the RSUs granted to directors vested on the date of grant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at March 31, 2007 and December 31, 2006 and our results of operations for the quarter ended March 31, 2007 and 2006. This discussion should be read in conjunction with our audited consolidated financial statements and related notes included in Form S-1 filed with the Securities and Exchange Commission on March 30, 2007.

As used in this quarterly report, references to "we:", "us" or "our" refer to the consolidated operations of Flagstone Reinsurance Holdings Limited and its direct and indirect subsidiaries, unless the context suggests otherwise.

Executive Overview

We are a Bermuda based global reinsurance company. Through our subsidiaries, we write primarily property, property catastrophe and short-tail specialty and casualty reinsurance.

We were formed by Haverford (Bermuda) Limited, which we refer to as Haverford, a company controlled and capitalized by Mark Byrne, the Executive Chairman of our Board of Directors, and David Brown, our Chief Executive Officer, and we commenced operations in December 2005. Since our formation we have raised approximately $1.0 billion through three closings of the private placement of our common shares, the issuance of our Deferrable Interest Debentures and gross proceeds from our initial public offering of $185.6 million.

The various components of our operating model are unified through our centralized management in Hamilton, Bermuda, and integrated through our use of advanced technology. Our Bermuda-based underwriters are complemented with a separately licensed and staffed European underwriting platform, Flagstone Réassurance Suisse SA, based in Martigny, in the canton of Valais, Switzerland. Our research and development effort and part of our catastrophe modeling and risk analysis team is based in Hyderabad, India, and our international reinsurance marketing operations are conducted from London, England. Our computer data center is in our Halifax, Canada office, where we also run support services such as accounting, claims, application support and administration. The result is an operating platform which provides significant efficiencies in our operations and access to a large and highly qualified staff at a relatively low cost.  Because we have a limited operating history, period to period comparisons of our results of operations may not be meaningful in the near future. Our financial statements are prepared in accordance with U.S. GAAP and our financial year ends on December 31. Since a substantial portion of the reinsurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the specific insurance coverages we offer to clients affected by these events. This may result in volatility in our results of operations and financial condition. In addition, the amount of premiums written with respect to any particular line of business may vary from quarter to quarter and year to year as a result of changes in market conditions.

Management views the operations and management of the Company as one operating segment and does not differentiate its lines of reinsurance business into separate reporting segments. We regularly review our financial results and assess our performance on the basis of our single operating segment.

We derive our revenues primarily from premiums from our reinsurance contracts, net of any retrocessional coverage purchased, income from our investment portfolio, and fees for services provided.  Reinsurance premiums are a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are generally due in installments and earned over the contract term, which ordinarily is twelve months.

Our expenses consist primarily of three types: loss and loss adjustment expenses, acquisition costs and general and administrative expenses.

Critical Accounting Policies

Our unaudited consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine the reported values. If events or other factors, including those described in "Risk Factors", in the form S-1 filed with the SEC on March 30, 2007 cause actual events or results to differ materially from management's underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

Prior to January 1, 2007,  fixed maturity and equity investments were considered “Available for Sale” in accordance with SFAS No 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and were carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. Following the issuance by the FASB of SFAS 159, the Company elected to early adopt the fair value option for all fixed maturity investments, equity investments (excluding its investment in Island Heritage), real estate investment trusts (“REITs”), investment funds, catastrophe bonds and fixed income funds commencing January 1, 2007. This election requires the Company to adopt SFAS 157 regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The election of SFAS 159 will not amend the carrying value of our fixed maturity investments, equity investments, REITs, catastrophe bonds and fixed income funds as they were previously carried at fair value. The difference as a result of the election of the fair value option is in respect of the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses on available for sale investments were included within accumulated other comprehensive loss as a separate component of shareholders’ equity. On January 1, 2007, a cumulative-effect adjustment has been made to reclassify the net unrealized losses from accumulated other comprehensive loss as at December 31, 2006 into retained earnings in the amount of $4.0 million. Subsequent to January 1, 2007 any movement in unrealized gains and losses is now recorded within net realized and unrealized gains (losses) on investments within the unaudited consolidated statements of operations. Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

The Company’s critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our S-1 filed with the Securities and Exchange Commission on March 30, 2007.

Results of Operations

	Three months ended
	March 31, 2007	March 31, 2006
	($ in thousands, except share and per share data)
	(Unaudited)	(Unaudited)
REVENUES
Gross premiums written	$207,013	$88,614
Reinsurance premiums ceded	(8,245)	(1,888)
Net premiums written	198,768	86,726
Change in net unearned premiums	(97,542)	(67,754)
Net premiums earned	101,226	18,972
Net investment income	13,631	6,628
Net realized and unrealized gains (losses)	4,514	(3,095)
Other income	673	-
Total revenues	120,044	22,505
EXPENSES
Loss and loss adjustment expenses	47,748	6,218
Acquisition costs	12,718	2,845
General and administrative expenses	14,669	7,850
Interest expense	3,264	-
Net foreign exchange gains	(1,282)	(159)
Total expenses	77,117	16,754
Income before income taxes, minority interest and interest in earnings of equity investments	42,927	5,751
Provision for income tax	(45)	-
Minority interest	(7,733)	-
Interest in earnings of equity investments	461	-
NET INCOME	$35,610	$5,751
Change in net unrealized losses	$-	$(981)
Change in currency translation adjustment	(276)	-
COMPREHENSIVE INCOME	$35,334	$4,770
Weighted average common shares outstanding—Basic	71,746,162	65,380,238
Weighted average common shares outstanding—Diluted	72,010,511	65,380,238
Net income per common share outstanding—Basic	$0.50	$0.09
Net income per common share outstanding—Diluted	$0.49	$0.09

Quarters ended March 31, 2007 and 2006

Gross Premiums Written

Details of gross premiums written by line of business and by geographic area of risk insured are provided below:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
	($ in thousands)		($ in thousands)
Line of business
Property catastrophe	$158,368	76.50%	$60,431	68.20%
Property	24,556	11.86%	20,174	22.77%
Short-tail specialty and casualty	24,089	11.64%	8,009	9.03%
Total	$207,013	100.00%	$88,614	100.00%

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
	($ in thousands)		($ in thousands)
Geographic area of risk insured(1)
North America	$90,751	43.84%	$38,400	43.33%
Worldwide risks(2)	25,606	12.37%	17,339	19.57%
Europe	66,968	32.35%	21,966	24.79%
Japan and Australasia	11,639	5.62%	2,931	3.31%
Caribbean	7,363	3.56%	5,816	6.56%
Other	4,686	2.26%	2,162	2.44%
Total	$207,013	100.00%	$88,614	100.00%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	This geographic area includes contracts that cover risks primarily in two or more geographic zones.

Gross premiums written were primarily driven by excess of loss reinsurance contracts, generally with a twelve-month term, which accounted for $182.1 million, or 88.0% of gross premiums written.

Property Catastrophe Reinsurance

Our property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. Property catastrophe reinsurance contracts are typically "all risk" in nature, meaning that they protect against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as tornados, fires, winter storms, and floods (where the contract specifically provides for coverage). Losses on these contracts typically stem from direct property damage and business interruption.

The proportion of property catastrophe gross premiums written as a percentage of total gross premiums written is greater in the three months ended March 31, 2007 than we expect it to be for the remainder of the year because proportionally higher volumes of property catastrophe business are traditionally written in the first quarter, as compared to other quarters in the fiscal year.

Gross property catastrophe premiums written were $158.4 million for the quarter ended March 31, 2007 compared to $60.4 million for the quarter ended March 31, 2006.

The $98.0 million or 162.2% increase in property catastrophe premiums written was primarily due to increased participations on programs from our existing clients and the addition of new clients due to our increased capital base and growth in our franchise since we commenced operations on December 20, 2005.

During the three months ended March 31, 2007, we recorded $5.4 million of gross reinstatement premiums, primarily due to European Windstorm Kyrill. The lack of reinstatement premiums in the quarter ended March 31, 2006 was due to the minimal amount of recorded losses during the period.

Property Reinsurance

Property reinsurance contracts in this category are written on a pro rata basis and a per risk excess of loss basis. Per risk excess of loss reinsurance protects insurance companies on their primary insurance risks on a single risk basis, for example, covering a single large building. All property per risk and pro rata business is written with loss limitation provisions, such as per occurrence or per event caps, in place to limit exposure to catastrophic events.

The increase in premiums of $4.4 million or 21.7% was primarily driven by new proportional treaties entered into in 2007 as well as premiums written on two quota share contracts that incepted post Q1 2006.

Short-tail Specialty and Casualty Reinsurance

Short-tail specialty and casualty reinsurance is comprised of the reinsurance of risks such as aviation, energy, accident and health, workers compensation catastrophe, satellite and marine. Most short-tail specialty and casualty reinsurance is written with loss limitation provisions.

We experienced a growth in premiums of $16.1 million or 200% in our specialty lines that was primarily driven by growth in new and existing accounts.

Premiums Ceded

Reinsurance premiums ceded for the three months ended March 31, 2007 and 2006, respectively, were $8.2 million (4% of gross premiums written) and $1.9 million (2% of gross premiums written). The increase of $6.3 million or 336% was primarily attributable to an increase in the level of reinsurance purchased as a result of an increase in gross premiums written. We purchased minimal reinsurance during the quarter ended March 31, 2006.

We will continue to assess the need for retrocessional coverage and may purchase additional coverage in future periods.

Net Premiums Earned

We write the majority of our business on a losses occurring basis. A "losses occurring" contract covers claims arising from loss events that occur during the term of the reinsurance contract, although not necessarily reported during the term of the contract. The premium from a losses occurring contract is earned over the term of the contract, usually twelve months. In contrast, a "risks attaching" contract covers claims arising on underlying insurance policies that incept during the term of the reinsurance contract.

As the levels of net premiums written increase, the levels of net earned premiums also increase.  Net premiums earned increased $82.3 million when comparing the three months ended March 31, 2007 to the three months ended March 31, 2006.  The increase is a direct result of our increased net premiums written over the last twelve months.

Because we only began writing business in January 2006, and because premiums volume continue to increase, earned premiums lag noticeably behind written premiums.

Net Investment Income

Our primary investment objective is to earn attractive total returns over time, while maintaining the probability of a negative total return in any given year at acceptable levels.

Net investment income increased by $7.0 million primarily due to an increase in invested assets.  Net investment income for the three months ended March 31, 2007 and March 31, 2006 was $13.6 million and $6.6 million, respectively. The components are set forth below:

	Three months ended March 31,
	2007	2006
	($ in thousands)
Interest and dividend income
Cash and cash equivalents	$3,412	$5,265
Fixed Maturities	9,875	1,317
Short Term	35	-
Equity investments	-	232
Other investments	(92)	-
Amortization income
Cash and cash equivalents	-	13
Fixed Maturities	441	42
Investment expenses	(40)	(241)
Net investment income	$13,631	$6,628

Substantially all of our fixed maturity investments consisted of investment grade securities. As at March 31, 2007, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 1.9 years.

Net Realized and Unrealized Gains (Losses)

Realized investment gains and losses on fixed maturities for the periods ended March 31, 2007 and March 31, 2006 were as follows:

	Three months ended March 31,
	2007	2006
	($ in thousands)
Fixed maturities
Gross realized gains	$524	$104
Gross realized losses	(585)	(821)
Net realized losses on fixed maturities	$(61)	$(717)

The following table is a reconciliation of the net realized losses from the table above to the net realized and unrealized gains (losses) in the unaudited consolidated statement of operations:

	Three months ended March 31,
	2007	2006
	($ in thousands)
Net realized losses on fixed maturities	$(61)	$(717)
Net unrealized gains on fixed maturities and equities	3,323	-
Net realized and unrealized losses on derivative instruments	(860)	(2,378)
Net realized and unrealized gains on other investments	2,112	-
Total net realized and unrealized gains (losses)	$4,514	$(3,095)

Net realized and unrealized gains of $4.5 million for the three months ended March 31, 2007 were primarily due to (i) net realized losses of $2.1 million from index and interest rate futures, (ii) net unrealized gains of $1.3 million arising from the mark to market of  To Be Announced securities (“TBA’s”), foreign exchange forward contracts and index and interest rate futures, (iii) $3.4 million of net unrealized gains on our fixed maturity and equity investments, (iv) $1.5 million of investment income on catastrophe bonds, and (v) $0.4 million of net unrealized gains on other.

Net realised and unrealised losses of $3.1 million for the three months ended March 31, 2006 were primarily due to net realized losses of $0.7 million on fixed maturity investments and net realised losses of $2.4 million on TBA’s.

We invest our portfolio to produce a total return. In assessing returns under this approach, we include investment income, realized gains and losses and unrealized gains and losses generated by the investment portfolio. As a result, there can be significant changes in the levels of our net realized gains (losses) from quarter to quarter.  We have  early adopted SFAS 157 and SFAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale and for all other investments excluding our investment in Island Heritage.

Other Income

Other income of $0.7 million for the year ended March 31, 2007 compared to $nil for the quarter ended March 31, 2006. Other income includes earned revenue relating to upfront commitment fees on reinsurance contracts and other fee income.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses are comprised of three main components:

•	losses paid, which are actual cash payments to insureds, net of recoveries from our own reinsurers

•
movement in outstanding loss or case reserves, which represent the change in management's best estimate of the likely settlement amount for reported claims, less the portion that can be recovered from reinsurers and

•
movement in incurred but not reported (“IBNR”) reserves, which are reserves established by us for claims that are not yet reported but can reasonably be expected to have occurred based on industry information, management's experience and actuarial evaluation. The portion recoverable from our reinsurers, if any, is deducted from the gross estimated loss and loss adjustment expenses in the statements of operations.

Loss and loss adjustment expenses for the quarter ended March 31, 2007 was $47.7 million, or 47.2% of net premiums earned, compared to $6.2 million, or 32.8% of net premiums earned for the quarter ended March 31, 2006.

The increase was primarily due to loss events in the current quarter including European Windstorm Kyrill losses of $29.3 million, a full limit loss on a Zenit satellite of $6.0 million, Sweden Windstorm Hanno losses of $2.5 million, Florida tornado losses of $1.1 million, and Lockheed satellite losses of $0.9 million. The first quarter of 2006 experienced relatively light catastrophe activity and included a $2.3 million satellite loss.

Windstorm Kyrill tracked across the United Kingdom, France, Germany, the Netherlands and several other European countries on January 18, 2007 and has caused a sizeable loss to the insurance industry. The majority of our largest losses are in Germany and the United Kingdom.

We have completed our evaluation of expected claims relating to our exposure to the Sea Launch satellite launch failure of Zenit-3Sl/BlockDM-SL. The Zenit rocket and its payload exploded upon launch, on January 30, 2007, from a platform located in international waters in the Pacific Ocean. The Company's exposure is limited to two treaties and we have recorded $6.0 million which represents a maximum total loss.

Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop. A significant portion of our business is property catastrophe and other classes with high attachment points of coverage. Attachment points refer to the dollar amount of loss above which excess of loss reinsurance becomes operative. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. If we underestimate our loss reserves, so that they are inadequate to cover our ultimate liability for losses, the underestimation could materially adversely affect our financial condition and results of operations.

The underwriting results of a reinsurance company are often measured by reference to its loss ratio and expense ratio. The loss ratio is calculated by dividing loss and loss adjustment expenses (including estimates for IBNR losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The two components of the expense ratio may also be expressed as separate ratios, the acquisition cost ratio and the general and administrative expense ratio. The combined ratio is the sum of the loss and expense ratios.

Our combined ratio and components thereof are set out below for the three months ended March 31, 2007 and March 31, 2006:

	March 31, 2007	March 31, 2006
Loss ratio	47.2%	32.8%
Acquisition cost ratio	12.6%	15.0%
General and administrative expense ratio	14.5%	41.4%
Combined ratio	74.3%	89.2%

Acquisition Costs

The acquisition cost ratio for the quarter ended March 31, 2007 was 12.6% compared to 15.0% for the quarter ended March 31, 2006. The current quarter’s ratio is impacted by a reduction in profit commissions on those contracts impacted by the Kyrill and Zenit satellite losses.  In addition, the acquisition cost ratio was also lower during the current quarter because we wrote proportionally more excess of loss reinsurance contracts than in the same period in 2006, and those contracts have generally lower acquisition costs than pro rata reinsurance contracts.

General and Administrative Expenses

The general and administrative expense ratio for the quarter ended March 31, 2007 was 14.5%, compared to 41.4% for the quarter ended March 31, 2006.

General and administrative expenses for the three months ended March 31, 2007 were $14.7 million, which consisted principally of salaries, benefits and related costs of $8.1 million, including a $1.3 million expense for the PSUs granted under our PSU Plan, $0.3 million for professional fees primarily related to legal fees, audit fees and consulting fees, travel expenses of $1.3 million incurred to develop our franchise and business relationships, and information technology expenses of $1.1 million as we continue to build our infrastructure.

General and administrative expenses for the three months ended March 31, 2006 were $7.8 million, which consisted principally of salaries, benefits and related costs of $5.4 million, including a $0.3 million expense for the PSUs granted under our PSU Plan and $3.4 million for the compensation expense based on the fair value of the Warrant issued to Haverford, $0.6 million for professional fees primarily related to legal fees, audit fees and consulting fees, travel expenses of $0.6 million incurred to develop our franchise and business relationships and information technology expenses of $0.7 million as we continue to build our infrastructure.

Interest Expense

Interest expense was $3.3 million for the quarter ended March 31, 2007. Interest expense consists of interest due on outstanding debt and the amortization of debt offering expenses.

Foreign Exchange

Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the quarter ended March 31, 2007, we experienced a foreign exchange gain of $1.3 million compared to a foreign exchange gain of $0.2 million for the quarter ended March 31, 2006. The gain was principally made on receivable and investment balances denominated in currencies which appreciated against the U.S. dollar during the quarter.

Financial Condition, Liquidity and Capital Resources

Financial Condition

At March 31, 2007, our total investments at fair market value, accrued interest receivable and cash and cash equivalents were $1.3 billion, compared to $1.0 billion at December 31, 2006. The primary cause of this increase was the receipt of premiums net of acquisition costs and net investment income earnings.

Because the reinsurance coverage we sell includes substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio is structured to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed maturity securities at March 31, 2007 and was managed by external investment management firms and internally managed. At March 31, 2007, all of these fixed maturity securities were investment grade, with 77.5% rated AA- or better by an internationally recognized rating agency. The weighted-average rating of our fixed maturity portfolio was based on ratings assigned by Standard & Poor’s.

Other investments as at March 31, 2007 amounted to $151.3 million, comprised mainly of our investment in Island Heritage of $9.3 million, our investment in private equity and hedge funds of $28.7 million, our investment in catastrophe bonds of $36.4 million, our investment in a fixed income fund of $66.0 million, and investment in REITs of $10.9 million. Our other investments are recorded at fair value except for our investment in Island Heritage which is recorded under the equity method.

The Company attains exposure to equity and real estate markets through the use of derivatives such as equity futures and total return swaps.  These derivatives seek investment results that generally correspond to the price and yield performance of the underlying markets. As at March 31, 2007, the fair value of the derivatives held by the Company was $3.9 million compared to $2.8 million as at December 31, 2006.

The net payable for investments purchased at March 31, 2007 was $7.2 million compared to $5.9 million at December 31, 2006. Net payables for investments purchased are a result of timing differences only, as investments are accounted for on a trade date basis.

Following the significant level of gross premiums written during the quarter ended March 31, 2007, our insurance and reinsurance premium balances receivable, deferred acquisition costs and unearned premiums increased by $76.9 million, $11.0 million and $104.1 million, respectively, over those balances at December 31, 2006.

At March 31, 2007, we had $66.5 million of loss and loss adjustment expense reserves compared to $22.5 million at December 31, 2006, an increase of $44.0 million. The increase is primarily due to reserves on Windstorm Kyrill and the Zenit satellite loss. Of this balance, $38.7 million, or 58.2%, was incurred but not reported reserves.

At March 31, 2007, our shareholders’ equity was $1.1 billion compared to $864.5 million at December 31, 2006, an increase of $196.7 million. This increase was primarily due to issuance of our shares from our initial public offering and net income for the quarter ended March 31, 2007.

Liquidity

Our sources of funds primarily consist of premium receipts net of commissions, investment income, capital raising activities including the issuance of Deferrable Interest Debentures and our initial public offering and proceeds from sales and maturities of investments. Cash is used primarily to pay losses and loss adjustment expenses, reinsurance purchased, brokerage commissions, ceding commissions and profit commissions, excise taxes, general and administrative expenses, with the remainder made available to our investment manager for investment in accordance with our investment policy. In the future, we expect to use cash to pay dividends, and we also may use cash to fund any authorized share repurchases and acquisitions. The potential for a large claim under one of our reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

During the quarter ended March 31, 2007, we generated a net operating cash inflow of $96.6 million, primarily related to premiums received and investment income. During the same period, we paid gross losses of $3.7 million. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.  At March 31, 2007 we had cash and cash equivalents of $191.2 million.

For the period from inception until March 31, 2007, we have had sufficient cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and from proceeds from sales and maturities of our investment portfolio and from the net proceeds from our initial public offering.

During the three months ended March 31, 2007, net cash of $81.1 million was provided in financing activities compared to $162.8 million for the three months ended March 31, 2006. The net cash provided by financing activities in 2006 related to the receipt of the proceeds of the private placement and in 2007 the net cash provided related to proceeds of the capital provided by the preferred investors in Mont Fort ILW 2 and Mont Fort HL.

In August 2006, we received $132.8 million in net proceeds from the issuance of the Deferrable Interest Debentures. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure. The net proceeds of $159.7 million from the closing of our initial public offering were received on April 4, 2007 and the $9.4 million from the exercise of the over allotment option were received on May 2, 2007 and are currently being utilized to increase the underwriting capacity of the Company.

We monitor our long term liquidity needs with regard to our annual aggregate Probable Maximum Loss (“PML”). Our annual aggregate PML for a given number of years is our estimate of the maximum aggregate loss and loss adjustment expenses that we are likely to incur in any one year during that number of years. We intend to keep sufficient liquid assets to meet our 10-year annual aggregate PML, and to maintain standby letter of credit and other facilities that would supplement that liquidity to meet our 250-year annual aggregate PML.

Capital Resources

Our total capital resources at March 31, 2007 and December 31, 2006 were as follows:

	March 31,2007	December 31, 2006
	($ in thousands)
Long term debt	$137,361	$137,159
Common shares	845	715
Additional paid-in capital	889,631	728,378
Accumulated other comprehensive loss	(795)	(4,528)
Retained earnings	171,555	139,954

Total Capitalization	$1,198,597	$1,001,678

Deferrable Interest Debentures

On August 23, 2006, the Company raised gross and net proceeds of $136.7 million and $132.8 million through a private sale of Deferrable Interest Debentures. The Deferrable Interest Debentures have a floating rate of interest equal to (i) London Interbank Offering Rate (LIBOR) plus 354 basis points per annum, reset quarterly for the dollar-denominated principal amount and (ii) Euro Interbank Offered Rated (Euribor) plus 354 basis points per annum, reset quarterly for the Euro-denominated principal amount. The Deferrable Interest Debentures mature on September 15, 2036, and may be called at par by the Company at any time after September 15, 2011. The Company may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 15, 2011. Any deferred interest payments would accrue interest quarterly on a compounded basis.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

On April 4, 2007 we completed a public offering of 13 million of our common shares raising gross and net proceeds of $175.5 million and $159.7 million, respectively, which were contributed to our subsidiary, Flagstone, to increase its underwriting capacity.

On April 30, 2007, the underwriters of the Initial Public Offering exercised their option to purchase an additional 750,000 common shares of the Company at the public offering price less underwriting discounts and commissions. Net proceeds of $9.4 million were received on May 2, 2007 and the Company contributed the proceeds to Flagstone.

Letter of credit facility

Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A.  In April 2007, the Company increased its uncommitted letter of credit facility agreement from $200 million to $400 million.  As at March 31, 2007, $68.6 million had been drawn under this facility, and the drawn amount of the facility was secured by $76.5 million of fixed maturity securities from the Company's investment portfolio.

On November 7, 2006, the Company signed a term sheet for a $150.0 million secured letter of credit and loan facility for the issuance of secured standby letter of credit and/or short term loans with Bayerische Hypo- und Vereinsbank AG. If we enter into the facility and if drawn upon, the utilized portion of the facility will be secured by an appropriate portion of securities from the Company's investment portfolio.

Restrictions and Specific Requirements

Bermuda law limits the maximum amount of annual dividends or distributions payable by Flagstone to us and in certain cases requires the prior notification to, or the approval of, the BMA. As a Bermuda Class 4 reinsurer, Flagstone may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus unless at least seven days before payment of those dividends it files an affidavit with the BMA signed by at least two directors and Flagstone's principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone to fail to meet its prescribed solvency margin and liquidity ratio. Further, Flagstone may not reduce by 15% or more its total statutory capital as set out in its previous year's statements, without the prior approval of the BMA. Flagstone must also maintain, as a Class 4 Bermuda reinsurer, paid-up share capital of $1 million.

Flagstone is not licensed or admitted as an insurer or reinsurer in any jurisdiction other than Bermuda and Switzerland. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, we anticipate that our reinsurance clients will typically require Flagstone to post a letter of credit or other collateral.

Flagstone Réassurance Suisse SA is licensed to operate as a reinsurer in Switzerland. Swiss law permits dividends to be declared only after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation. The articles of incorporation of Flagstone Réassurance Suisse SA do not require any specific reserves. Therefore, Flagstone Réassurance Suisse SA must allocate any profits first to the reserve required by Swiss law generally, and may pay as dividends only the balance of the profits remaining after that allocation. In the case of Flagstone Réassurance Suisse SA, Swiss law requires that 5% of the company's profits be allocated to a "general reserve" until the reserve reaches 20% of its paid-in share capital.

In addition, a Swiss reinsurance company may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency margin requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We measure and manage market risks and other risks as part of an enterprise-wide risk management process. The market risks described in this section relate to financial instruments, primarily in our investment portfolio, that are sensitive to changes in interest rates, credit risk premiums or spreads, foreign exchange rates and equity prices.

We believe that we are currently principally exposed to four types of market risk: interest rate risk, equity market risk, foreign currency risk and credit risk.

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates. Our fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of our fixed maturity portfolio falls and we have the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline, the market value of our fixed maturity portfolio increases and we have reinvestment risk, as funds reinvested will earn less than is necessary to match anticipated liabilities. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the reinsurance liabilities of Flagstone. In addition, the Company enters from time-to-time into interest rate swap contracts as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be altered.

As at March 31, 2007, the impact on our fixed maturity from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.1% or approximately $18.9 million. As at March 31, 2007, the impact on our fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.1% or approximately $19.2 million.

As at March 31, 2007, we held $293.5 million, or 32.5%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity markets through the use of various index-linked futures, Ishares, total return swaps and global REIT equities.  This risk is defined as the potential loss in fair value resulting from adverse changes in the respective stock prices. The fair value of these positions as at March 31, 2007 amounted to $37.5 million and was recorded in both equities and other invested assets and the net realized and unrealized gains are recorded in the unaudited consolidated statements of operations.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at March 31, 2007, substantially all of our fixed maturity investments consisted of investment grade securities. The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed maturity investments to an acceptable level.

To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. To mitigate this risk, we monitor our exposure by counterparty and ensure that counterparties to these contracts are high-credit-quality international banks or counterparties. These contracts are generally of short duration and settle on a net basis, which means that we are exposed to the movement of one currency against the other as opposed to the notional amount of the contracts. As at March 31, 2007, the contractual amount of the foreign exchange forward contracts was $84.9 million while the net value of those contracts was a receivable of $0.2 million.

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable. Reinsurance balances receivable from the Company's clients at March 31, 2007, were $145.8 million, including balances both currently due and accrued. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our rights to cancel the cover for non-payment of premiums and right to offset premiums yet to be paid against losses due to the cedent.

While the Company does not rely heavily on retrocessional reinsurance, we do require our reinsurers to have adequate financial strength. We evaluate the financial condition of our reinsurers and monitor the concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. As at March 31, 2007, we had a provision for amounts considered potentially uncollectible in the amount of $1.0 million.

In addition, consistent with industry practice, we assume a degree of credit risk associated with reinsurance brokers. In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts to the ceding insurers that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we may remain liable to the ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the ceding insurer pays premiums to reinsurance brokers for payment to us, these premiums are considered to have been paid and the ceding insurer will no longer be liable to us for those amounts, regardless of whether we have received the premiums.

Foreign Currency Risk

The U.S. dollar is our reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for Bermuda subsidiaries, whose functional currency is the U.S. dollar. We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, we expect to maintain a portion of our investments and liabilities in currencies other than the U.S. dollar, primarily the Euro, the British pound sterling and the Japanese yen. Assets in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates.

We attempt to manage a majority of our foreign currency risk by seeking to match our incurred losses and expected attritional (non-catastrophic) losses that are payable in foreign currencies with investments that are denominated in such currencies. We periodically use foreign currency forward contracts and currency swaps to minimize the effect of fluctuating foreign currencies. Foreign currency forward contracts and currency swaps purchased are not designated as a hedge for financial reporting purposes. The contractual amount of foreign currency forward contracts as at March 31, 2007 was $84.9 million and the fair value was $0.2 million. The Company entered into a foreign currency swap in relation to the Euro denominated Deferrable Interest Debentures. Under the terms of the foreign currency swap the Company exchanged Euro 13.0 million for $16.7 million, will receive Euribor plus 354 basis points and pay LIBOR plus 371 basis points. The swap expires on September 15, 2011 and had a fair value of $0.7 million as at March 31, 2007.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.

Of our business written in the quarter ended March 31, 2007, approximately 31.7% was written in currencies other than the U.S. dollar. For the quarter ended March 31, 2007, we had net realized and unrealized foreign exchange gains of $1.3 million.

Effects of Inflation

We do not believe that inflation has had a material effect on our results of operations, except insofar as inflation may affect interest rates. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects on us are considered in our catastrophe loss models. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results of operations cannot be accurately known until claims are ultimately settled.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "will" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the U.S. federal securities laws or otherwise.

These statements include forward-looking statements both with respect to us specifically and our industry in general. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to, the following:

•	the risks discussed on our Form S-1 filed with the SEC on March 30, 2007 beginning on page 12
•	cyclicality of demand and pricing in the reinsurance market
•	unpredictability and severity of catastrophic events
•	adequacy of our risk management and loss limitation methods
•	adequacy of our loss reserves
•	our limited operating history
•	dependence on key personnel
•	dependence on the policies, procedures and expertise of ceding companies
•	potential loss of business from one or more major reinsurance brokers
•	potential for financial strength rating downgrade
•	risks inherent to our acquisition strategy
•	highly competitive business environment and
•	other factors, most of which are beyond our control.

Accordingly, all of the forward-looking statements made in this report  are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in our Form S-1 filed with the SEC on March 30, 2007 which could cause actual results to differ before making an investment decision.

Item 4.  Controls and Procedures

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our company’s disclosure controls and procedures were effective.

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings

NONE

Item 1A.            Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A of our annual report on Form S-1 for the year ended December 31, 2006.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.               Defaults upon Senior Securities

NONE

Item 4.               Submission of Matters to a Vote of Security Holders

NONE

Item 5.               Other Information

NONE

Item 6.               Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2007

FLAGSTONE REINSURANCE

By:	/s/David Brown
David Brown
Chief Executive Officer
(Authorized Officer)

/s/James O’Shaughnessy
James O’Shaughnessy
Chief Financial Officer
(Principal Financial Officer)