Form 10-Q
period 2007-06-30
Flagstone Reinsurance Holdings Ltd
filed 2007-08-09
CIK 1347815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________to _______________________

Commission file number 001-33364

Flagstone Reinsurance Holdings Limited
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0481623
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of August 9, 2007 the Registrant had 85,297,891 common voting shares outstanding, with a par value of $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at	As at
	June 30, 2007	December 31, 2006

ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2007 - $992,567; 2006 - $686,288)	$978,660	$682,278
Short term investments, at fair value (Cost: 2007 - $25,683; 2006 - $nil)	25,583	–
Equity investments, at fair value (Cost: 2007 - $25,171; 2006 - $nil)	28,766	–
Other investments	157,438	74,496
Total Investments	1,190,447	756,774
Cash and cash equivalents	422,045	261,352
Reinsurance premium balances receivable	220,229	68,940
Unearned premiums ceded	4,211	8,224
Accrued interest receivable	7,719	6,331
Receivable for investments sold	–	3,599
Deferred acquisition costs	34,186	11,909
Funds withheld	5,138	–
Goodwill	6,602	5,624
Other assets	17,580	18,659
Due from related parties	2,291	3,090
Total Assets	$1,910,448	$1,144,502

LIABILITIES
Loss and loss adjustment expense reserves	$135,143	$22,516
Unearned premiums	269,020	98,659
Insurance and reinsurance balances payable	883	–
Payable for investments purchased	1,201	9,531
Long term debt	238,290	137,159
Other liabilities	17,164	11,866
Due to related parties	1,283	252
Total Liabilities	662,984	279,983

Minority Interest	161,619	–

SHAREHOLDERS’ EQUITY
Common voting shares, 150,000,000 authorized, $0.01 par value, issued and outstanding (2007 - 85,297,891; 2006 - 71,547,891)	853	715
Additional paid-in capital	901,279	728,378
Accumulated other comprehensive loss	(2,536)	(4,528)
Retained earnings	186,249	139,954
Total Shareholders’ Equity	1,085,845	864,519

Total Liabilities, Minority Interest and Shareholders’ Equity	$1,910,448	$1,144,502

The accompanying notes to the unaudited consolidated financial statements are an integral part of the unaudited consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUES
Gross premiums written	$181,345	$125,453	$388,358	$214,067
Reinsurance premiums ceded	–	(6,714)	(8,245)	(8,602)
Net premiums written	181,345	118,739	380,113	205,465
Change in net unearned premiums	(69,503)	(81,464)	(167,045)	(149,218)
Net premiums earned	111,842	37,275	213,068	56,247
Net investment income	20,531	8,173	34,162	14,801
Net realized and unrealized gains (losses)	(1,901)	(5,526)	2,613	(8,621)
Other income	251	2,009	924	2,009
Total revenues	130,723	41,931	250,767	64,436

EXPENSES
Loss and loss adjustment expenses	77,257	3,609	125,005	9,827
Acquisition costs	14,725	5,253	27,443	8,098
General and administrative expenses	13,800	8,399	28,469	16,249
Interest expense	3,520	–	6,784	–
Net foreign exchange gains	(56)	(1,166)	(1,338)	(1,325)
Total expenses	109,246	16,095	186,363	32,849

Income before income taxes, minority interest and interest in earnings of equity investments	21,477	25,836	64,404	31,587
Provision for income tax	(77)	–	(122)	–
Minority interest	(7,892)	–	(15,625)	–
Interest in earnings of equity investments	1,186	259	1,647	259

NET INCOME	$14,694	$26,095	$50,304	$31,846

Change in net unrealized losses	–	(2,603)	–	(3,584)
Change in currency translation adjustment	(1,741)	52	(2,017)	52

COMPREHENSIVE INCOME	$12,953	$23,544	$48,287	$28,314

Weighted average common shares outstanding—Basic	85,139,757	71,547,891	78,479,958	68,481,102
Weighted average common shares outstanding—Diluted	85,198,147	71,547,891	78,529,631	68,481,102
Net income per common share outstanding—Basic	$0.17	$0.36	$0.64	$0.47
Net income per common share outstanding—Diluted	$0.17	$0.36	$0.64	$0.47

The accompanying notes to the unaudited consolidated financial statements are an integral part of the unaudited consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars, except share data)

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Common voting shares:
Balance at beginning of period	71,547,891	55,239,491
Issued during the period	13,750,000	16,308,400
Balance at end of period	85,297,891	71,547,891

Share capital:
Common voting shares
Balance at beginning of period	$715	$552
Issued during period	138	163
Balance at end of period	853	715

Additional paid-in capital
Balance at beginning of period	728,378	559,466
Issue of shares	185,488	162,921
Issuance costs (related party: 2007, $3,430; 2006, $nil)	(16,839)	(251)
Fair value of issued warrant	–	3,372
Share based compensation expense	4,252	–
Balance at end of period	901,279	725,508

Accumulated other comprehensive loss
Balance at beginning of period	(4,528)	–
Change in net unrealized losses	–	(3,584)
Change in currency translation adjustment	(2,017)	52
Cumulative effect adjustment from adoption of new accounting principle	4,009	–
Balance at end of period	(2,536)	(3,532)

Retained earnings (accumulated deficit)
Balance at beginning of period	139,954	(12,384)
Cumulative effect adjustment from adoption of new accounting principle	(4,009)	–
Net income for period	50,304	31,846
Balance at end of period	186,249	19,462

Total Shareholders’ Equity	$1,085,845	$742,153

The accompanying notes to the unaudited consolidated financial statements are an integral part of the unaudited consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows provided by (used in) operating activities:
Net income	$50,304	$31,846
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (gains) losses	(2,613)	8,621
Minority interest	15,625	–
Depreciation expense	820	310
Share based compensation expense	4,252	4,257
Amortization of debt offering expenses	388	–
Interest in earnings of equity investments	(1,647)	(259)
Amortization/accretion on fixed maturities	(5,975)	(708)
Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(151,289)	(129,105)
Unearned premiums ceded	(3,323)	(6,762)
Deferred acquisition costs	(21,977)	(17,537)
Funds withheld	(5,138)	–
Loss and loss adjustment expense reserves	112,627	7,494
Unearned premiums	170,361	155,980
Insurance and reinsurance balances payable	883	–
Other changes in assets and liabilities, net	3,984	3,984
Net cash provided by operating activities	167,282	58,121

Cash flows provided by (used in) investing activities:
Net cash received (paid) in acquisitions of subsidiaries	4,581	(11,992)
Purchases of fixed income securities	(838,231)	(389,194)
Sales and maturities of fixed income securities	574,260	114,131
Purchases of equity securities	(25,171)	(69,693)
Other investments, net	(69,405)	(19,573)
Purchases of fixed assets	(3,666)	(1,462)
Net cash used in investing activities	(357,632)	(377,783)

Cash flows provided by (used in) financing activities:
Issue of common shares, net of issuance costs paid	171,644	162,833
Issue of debentures, net of issuance costs paid	98,940	–
Contribution of minority interest	83,100	–
Other	(1,151)	(2)
Net cash provided by financing activities	352,533	162,831

Effect of foreign exchange rate on cash and cash equivalents	(1,490)	–

Increase (decrease) in cash and cash equivalents	160,693	(156,831)
Cash and cash equivalents—beginning of period	261,352	548,255
Cash and cash equivalents—end of period	$422,045	$391,424

Supplemental cash flow information:
Payable for investments purchased	$1,201	$2,472
Interest paid	$6,416	$–

The accompanying notes to the unaudited consolidated financial statements are an integral part of the unaudited consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

1.      Basis of Preparation and Consolidation

These unaudited consolidated financial statements include the accounts of Flagstone Reinsurance Holdings Limited (“the Company”) and its wholly owned subsidiaries, including Flagstone Reinsurance Limited (“Flagstone”) and Flagstone Réassurance Suisse SA (“Flagstone Suisse”), and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.  All significant inter-company accounts and transactions have been eliminated on consolidation.

The Company’s policy is to consolidate all entities in which it has a controlling financial interest. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised (“FIN 46(R)”), entities that are deemed to be Variable Interest Entities (“VIEs”) are consolidated by the Company if it is determined that the Company is the primary beneficiary. Under FIN 46(R), the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests. For entities that are not deemed to be VIEs under FIN 46(R), the Company consolidates those in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. Investments in preferred or voting common shares relating to unconsolidated entities that provide the Company with significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting.

The preparation of these unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company’s principal estimates are for loss and loss adjustment expenses and estimates of premiums written, premiums earned, acquisition costs, and share based compensation. The Company reviews and revises these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

The terms “SFAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

2.      Significant Events

On March 30, 2007, the Company’s common shares began trading on the New York Stock Exchange. The Company completed the initial public offering of 13.0 million of its common shares on April 4, 2007. Gross proceeds to the Company from the offering were $175.5 million ($159.3 million net of expenses) and have been credited to shareholders’ equity.  In connection with this initial public offering, the Company filed a Registration Statement on Form S-1 (Registration No. 333-138182) with the Securities and Exchange Commission (the “SEC”) on March 30, 2007.

On April 30, 2007, the underwriters of the initial public offering exercised their option to purchase an additional 750,000 common shares of the Company at the public offering price less underwriting discounts and commissions. Gross proceeds of $10.1 million ($9.4 million net of expenses) were received on May 2, 2007.

In June 2007, the Company, through its wholly-owned subsidiary Flagstone Finance S.A. (“the Issuer”) raised gross and net proceeds of $100.0 million and $98.9 million, respectively, through a private sale of Junior Subordinated Deferrable Interest Notes (the “Notes”).  The Notes have a floating rate of interest equal to London Interbank Offered Rate (“LIBOR”) plus 300 basis points per annum, reset quarterly. The Notes mature on July 30, 2037, and may be called at par by the Issuer at any time after July 30, 2012.

3.      Mont Fort Re Ltd.

On March 6, 2006, the Company entered into a share purchase agreement to purchase 370,000 common shares, representing 100% of the outstanding common shares, of Mont Fort Re Ltd. (“Mont Fort”), a segregated accounts or “cell” company registered under the Bermuda Segregated Accounts Companies Act 2000 (as amended), for consideration of $0.1 million. The assets and liabilities acquired at the date of purchase were $0.1 million and $nil, respectively. In May 2006, the Company invested an additional $1.3 million in Mont Fort.

Index

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

On June 6, 2006, Mont Fort closed an offering of preferred shares relating to its first cell, Mont Fort ILW, which yielded gross proceeds of $60.0 million including investments by Flagstone of $5.0 million (8.3%) and LB I Group Inc. (“LB I”) of $50.0 million (83.3%). Flagstone entered into a reinsurance agreement with Mont Fort in respect of Mont Fort ILW on June 6, 2006 under which Mont Fort ILW assumes a share of Flagstone’s Industry Loss Warranty exposure. LB I is also a shareholder of the Company. On August 28, 2006, Mont Fort repurchased the preferred shares held by Flagstone for $5.1 million, and Mont Fort in respect of Mont Fort ILW entered into a quota share reinsurance contract with Flagstone under which Flagstone assumes 8.3% of the business written by Mont Fort ILW.

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

On January 2, 2007, Mont Fort closed an offering of preferred shares relating to its second cell, Mont Fort ILW 2 Cell (“Mont Fort ILW 2”) which yielded gross proceeds of $55.0 million from LB I.  Mont Fort, in respect of Mont Fort ILW 2, entered into a quota share reinsurance contract with Flagstone under which Flagstone assumes 8.3% of the business written by Mont Fort ILW 2.

On January 12, 2007, Mont Fort closed an offering of preferred shares relating to a third cell, Mont Fort High Layer (“Mont Fort HL”), which yielded gross proceeds of $28.1 million. The investor in Mont Fort HL is Newcastle Special Opportunity Fund V, L.P., an entity with no previous investments or affiliations with the Company or with Mont Fort. Mont Fort, in respect of Mont Fort HL, entered into a quota share reinsurance contract with Flagstone under which Flagstone assumes 9.0% of the business written by Mont Fort HL.

The Company determined that the establishment of these cells was a reconsideration event under the provisions of paragraph 7 and paragraph 15 of FIN 46(R). Consequently, the Company assessed whether or not Mont Fort continues to be a VIE and, if so, whether the Company or another party was Mont Fort’s primary beneficiary. The Company assessed the impact of these reconsideration events on its results and financial position, and concluded that the establishment of the Mont Fort HL cell on January 12, 2007 was the reconsideration event that resulted in the Company being the primary beneficiary of Mont Fort. As such, the results of Mont Fort are included in the Company’s unaudited consolidated financial statements with effect from January 12, 2007. The portions of Mont Fort’s net income and shareholder’s equity attributable to holders of the preferred shares for the period ended June 30, 2007 are recorded in the unaudited consolidated financial statements of the Company as minority interest.

Further, with the addition of any new contracts that the Company enters into with each of the new cells the Company evaluates whether the contracts with Mont Fort continue to meet the risk transfer parameters of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”), considered individually and, where appropriate, in the aggregate.  As of June 30, 2007 the Company concluded that all such contracts met the risk transfer requirements of SFAS 113.

Included in the Company’s assets as at June 30, 2007 were cash, cash equivalents and fixed maturity investments of $172.2 million held for the sole benefit of preferred shareholders of each specific Mont Fort cell and available to settle the specific current and future liabilities of each cell.

4.      Investments

Prior to January 1, 2007, investments were considered available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and were carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. Following the issuance by the FASB of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), the Company

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

elected to early adopt the fair value option for all fixed maturity investments, equity investments (excluding its investment in Island Heritage), real estate investment trusts (“REITs”), investment funds, catastrophe bonds, and fixed income funds commencing January 1, 2007. This election requires the Company to adopt SFAS 157 regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The Company has elected the fair value option to simplify the accounting, as this election will reduce the burden of the monitoring of differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature and, therefore, further removes an element of management judgment.

The election of SFAS 159 will not change the carrying value of our fixed maturity investments, equity investments, REITs, catastrophe bonds and fixed income funds as they were previously carried at fair value. Fixed maturity investments and listed equities are stated at fair value as determined by the quoted market price of these securities as provided either by independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications (Level 1). Private equity investments and fixed income funds are stated at fair value as determined by either the most recently published net asset value -- being the fund’s holdings in quoted securities (Level 1) -- or the most recently advised net asset value as advised by the fund -- where the fund’s holdings can be in various quoted and unquoted investments (Level 2). Catastrophe bonds are stated at fair value as determined by reference to broker indications (Level 2). REITs are stated at fair value as determined by the quoted market price of these funds as provided by independent pricing services (Level 2).

The difference as a result of the election of the fair value option is in respect to the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses on fixed maturity investments and equities were included within accumulated other comprehensive income as a separate component of shareholders’ equity. On January 1, 2007, a cumulative-effect adjustment was made to reclassify the net unrealized losses from accumulated other comprehensive loss as at December 31, 2006 into retained earnings in the amount of $4.0 million. Subsequent to January 1, 2007, any movement in unrealized gains and losses has been recorded within net realized and unrealized gains (losses) on investments within the unaudited consolidated statements of operations. Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

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

	Fair Value Measurement at June 30, 2007, using:

	Fair Value Measurements	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)

Description

Fixed maturity investments	$978,660	$978,660	$–
Short term investments	25,583	25,583	–
Equity investments	28,766	28,766	–
	1,033,009	1,033,009	–
Other Investments:
Real Estate Investment Trusts	12,724	–	12,724
Investment funds	30,195	21,561	8,634
Catastrophe bonds	36,541	–	36,541
Fixed income fund	66,001	66,001	–
Island Heritage *	–	–	–
	145,461	87,562	57,899

Totals	$1,178,470	$1,120,571	$57,899

* Island Heritage is an equity investment in which the Company is deemed to have significant influence over the operating and financial policies due to its voting interests and board participation. As such, it is recorded as an equity investment in the amount of $11,977 (see Note 11 Subsequent Events).

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

In 2006, investments were reported as available-for-sale. Had the Company been able to apply the same SFAS 159 accounting for the three months and six months ended June 30, 2006, it would have had an increase in net realized and unrealized losses on investments of $2.6 million and $3.6 million, respectively, and therefore net income would have been $23.5 million and $28.3 million, respectively.

The company uses futures contracts, total return and currency swaps, foreign currency forward contracts and To Be Announced securities (“TBAs”) for the purpose of replicating investment positions, managing market, duration and currency exposures and to enhance investment performance.  The Company also enters into reinsurance transactions that are determined to be derivatives.  The Company accounts for its derivative instruments using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” (“SFAS 133”).  SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with movements in fair value reflected in earnings. None of these derivatives are designated as hedges, and accordingly, these instruments are carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized gains and losses in the unaudited consolidated financial statements.

As of June 30, 2007 and December 31, 2006, the fair value of the derivatives held by the Company was $(1.7) million and $2.1 million, respectively.  Net realized and unrealized gains and losses of $8.8 million and $(4.8) million for the three months ended June 30, 2007 and June 30, 2006, respectively, and of $8.0 million and $(7.2) million for the six months ended June 30, 2007 and June 30, 2006, respectively, have been recorded in net realized and unrealized gains and losses in the unaudited consolidated financial statements.

5.      Debt and Financing Arrangements

Deferrable Interest Notes

In June 2007, the Company, through its wholly-owned subsidiary Flagstone Finance S.A. (“the Issuer”) raised gross and net proceeds of $100.0 million and $98.9 million, respectively, through a private sale of Junior Subordinated Deferrable Interest Notes (the “Notes”).  The Notes have a floating rate of interest equal to LIBOR plus 300 basis points per annum, reset quarterly. The Notes mature on July 30, 2037, and may be called at par by the Issuer at any time after July 30, 2012. The Issuer may defer interest payment for up to 20 consecutive quarterly periods, but no later than July 30, 2012. Any deferred interest payments would accrue interest quarterly on a compounded basis. The amount outstanding has been recorded as a liability on the unaudited consolidated balance sheet and the interest has been recorded as interest expense on the unaudited consolidated statement of operations and comprehensive income. Interest expense includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period from the issuance of the Notes to the earliest they may be called by the Issuer.

Letter of Credit Facility

As at June 30, 2007, the Company had a $400.0 million uncommitted letter of credit facility agreement with Citibank N.A.  As at June 30, 2007, $69.3 million had been drawn under this facility, and the drawn amount of the facility was secured by $77.2 million of fixed maturity securities from the Company’s investment portfolio.

6.      Share Based Compensation

The Company accounts for share based compensation in accordance with SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”). SFAS 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of such services will be recognized over the period during which an employee is required to provide service in exchange for the award.

Performance Share Units

The Performance Share Unit Plan (“PSU Plan”) is the Company’s shareholder-approved primary executive long-term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of Directors, PSUs may be granted to executive officers and certain other key employees and vesting is contingent upon the Company meeting certain fully diluted return-on-equity (“FDROE”) goals.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

A summary of the activity under the PSU Plan as at June 30, 2007 and changes during the three month and six month periods ended June 30, 2007 are as follows:

	For the Three Months Ended June 30, 2007			For the Six Months Ended June 30, 2007
	Number	Weighted average grant date fair value	Weighted average remaining contractual term	Number	Weighted average grant date fair value	Weighted average remaining contractual term
Outstanding at beginning of period	1,381,000	$11.72	2.2	713,000	$10.03	2.0
Forfeited	–	–		(4,000)	10.07
Granted	157,000	13.29		829,000	13.46
Outstanding at end of period	1,538,000	$11.88	2.0	1,538,000	$11.88	2.0

As at June 30, 2007 and December 31, 2006, there was a total of $13.3 million and $5.0 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 2.0 and 2.0 years, respectively.  Compensation expenses of $1.5 million and $0.6 million for the three months ended June 30, 2007 and June 30, 2006, respectively, and of $2.8 million and $0.9 million for the six months ended June 30, 2007 and June 30, 2006, respectively, have been recorded in general and administrative expenses in relation to the PSU Plan.

No PSUs have vested or been cancelled since the inception of the plan.

Restricted Share Units

Beginning July 1, 2006, the Company granted Restricted Share Units (“RSUs”) to certain employees and directors of the Company. The RSU grants to employees vest over a period of approximately two years while RSUs granted to directors vest on the grant date.

A summary of the activity under the RSU Plan as at June 30, 2007 and changes during the three month and six month periods ended June 30, 2007 are as follows:

	For the Three Months Ended June 30, 2007			For the Six Months Ended June 30, 2007
	Number	Weighted average grant date fair value	Weighted average remaining contractual term	Number	Weighted average grant date fair value	Weighted average remaining contractual term
Outstanding at beginning of period	254,477	$12.14	1.3	117,727	$10.49	0.8
Forfeited	(16,300)	12.39		(19,100)	12.09
Granted	88,361	13.31		227,911	13.43
Outstanding at end of period	326,538	$12.45	1.1	326,538	$12.45	1.1

As at June 30, 2007 and December 31, 2006, there was a total of $1.9 million and $0.5 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.3 and 1.5 years, respectively. Compensation expenses of $1.1 million for the three months ended June 30, 2007 and $1.4 million for the six months ended June 30, 2007 have been recorded in general and administrative expenses in relation to the RSU Plan.

No RSUs granted to employees have vested or been cancelled since the inception of the plan.  During the three months and six months ended June 30, 2007, 61,761 RSUs were granted to the directors.

7.      Earnings Per Common Share

The computation of basic and diluted earnings per common share for the three and six month periods ended June 30, 2007 and June 30, 2006 are as follows:

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic earnings per common share
Net income	$14,694	$26,095	$50,304	$31,846
Weighted average common shares outstanding	85,050,638	71,547,891	78,408,388	68,481,102
Weighted average vested restricted share units	89,119	–	71,570	–
Weighted average common shares outstanding—Basic	85,139,757	71,547,891	78,479,958	68,481,102
Basic earnings per common share	$0.17	$0.36	$0.64	$0.47

Diluted earnings per common share
Net income	$14,694	$26,095	$50,304	$31,846
Weighted average common shares outstanding	85,050,638	71,547,891	78,408,388	68,481,102
Weighted average vested restricted share units outstanding	89,119	–	71,570	–
	85,139,757	71,547,891	78,479,958	68,481,102
Share equivalents:
Unvested restricted share units	58,390	–	49,673	–
Weighted average common shares outstanding—Diluted	85,198,147	71,547,891	78,529,631	68,481,102
Diluted earnings per common share	$0.17	$0.36	$0.64	$0.47

As at June 30, 2007 and June 30, 2006, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that was excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. Because the number of common shares contingently issuable under the PSU plan depends on the average FDROE over a three year period, the PSUs are excluded from the calculation of diluted earnings per share until the end of the performance period, when the number of shares issuable under the PSU Plan will be known.  As at June 30, 2007 and June 30, 2006, there were 1,538,000 and 713,000 PSUs outstanding, respectively. The maximum number of common shares that could be issued under the PSU plan as at June 30, 2007 and June 30, 2006 was 3,076,000 and 1,426,000, respectively.

8.      Related Party Transactions

The Company has entered into a charter agreement with Longtail Aviation Ltd. (“Longtail”), an entity controlled by the Company’s Executive Chairman, which permits the Company to charter private aircraft. The Company incurred an expense of $1.0 million and $0.9 million in relation to this agreement during the six months ended June 30, 2007 and 2006, respectively, which was included within general and administrative expenses.  An additional amount of $0.4 million related to this agreement is included in the share issuance costs for the six months ended June 30, 2007, and $0.2 million and $0.2 million were included in due to related parties as at June 30, 2007 and December 31, 2006, respectively.

On August 1, 2006, Flagstone Westwind Holdings Limited (“Flagstone Westwind”), a wholly-owned subsidiary of Flagstone, entered into a 24-month management and joint use agreement with Longtail for the management and charter of its Westwind 1124A aircraft. Flagstone Westwind bears the costs of maintaining the aircraft. Flagstone Westwind incurred an expense of $36,000 and $0.1 million in relation to these agreements during the three months and six months ended June 30, 2007 and had an amount of $0.5 million and $0.1 million included in amounts due to related parties as at June 30, 2007 and December 31, 2006, respectively.

On December 15, 2006, an addendum to the management and joint use agreement with Longtail was signed to include services in relation to the use of a King Air aircraft by the Company.  The Company is leasing the aircraft from IAL King Air Limited, an entity controlled by the Company’s Executive Chairman. The Company incurred an expense in relation to these agreements during the three months and six months ended June 30, 2007 of $0.1 million and $0.2 million, respectively and had $0.3 million and $nil included in amounts due to related parties as at June 30, 2007 and December 31, 2006, respectively.

Flagstone entered into an excess of loss reinsurance agreement with Island Heritage Insurance Company (“Island Heritage”) under which Flagstone will assume a share of Island Heritage’s residential and commercial property risks.  Premiums written under the agreement during the three months and six months ended June 30, 2007 and June 30, 2006 amounted to $1.7 million and $1.2 million, respectively.  There was $1.2 million and $0.4 million included in due from related party at June 30, 2007 and December 31, 2006, respectively. The Company’s Executive Chairman and General Counsel currently serve as directors of Island Heritage.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

On September 5, 2006, the Company entered into a foreign currency swap agreement with Lehman Brothers Inc. (“Lehman”) in relation to the issuance of Deferrable Interest Debentures. Under the terms of the agreement, the Company exchanged €13.0 million for $16.7 million, will receive Euribor plus 354 basis points and will pay LIBOR plus 371 basis points. The agreement will terminate on September 15, 2011 and had a fair value of $0.9 million as at June 30, 2007 and $0.4 million as at December 31, 2006. Affiliates of Lehman are shareholders of the Company and preferred shareholders of Mont Fort. Lehman acted as an underwriter of the Company’s initial public offering, for which it received fees of $3.1 million.

9.      Legal Proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As at June 30, 2007, the Company was not a party to any litigation or arbitration proceedings.

10.    Segment Reporting

The Company’s management views the operations and management of the Company as one operating segment. The Company is primarily focused on writing global property, property catastrophe, and short tail specialty and casualty reinsurance. The Company regularly reviews the financial results and assesses its performance on a single segment basis.

The following tables set forth a breakdown of the Company’s gross premiums written by line of business and geographic area of risks insured for the periods indicated:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$144,389	79.6%	$99,831	79.6%
Property	26,344	14.5%	21,577	17.2%
Short-tail specialty and casualty	10,612	5.9%	4,045	3.2%
Total	$181,345	100.0%	$125,453	100.0%

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$302,757	78.0%	$160,262	74.9%
Property	50,900	13.1%	41,751	19.5%
Short-tail specialty and casualty	34,701	8.9%	12,054	5.6%
Total	$388,358	100.0%	$214,067	100.0%

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured(1)
North America	$123,682	68.2%	$81,501	65.0%
Europe	17,053	9.4%	6,911	5.5%
Worldwide risks(2)	14,058	7.8%	14,345	11.4%
Japan and Australasia	17,874	9.9%	15,849	12.6%
Caribbean	7,692	4.2%	6,550	5.2%
Other	986	0.5%	297	0.3%
Total	$181,345	100.0%	$125,453	100.0%

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured(1)
North America	$214,433	55.2%	$119,901	56.0%
Europe	84,021	21.6%	28,877	13.5%
Worldwide risks(2)	39,664	10.2%	31,684	14.8%
Japan and Australasia	29,513	7.6%	18,780	8.8%
Caribbean	15,055	3.9%	12,366	5.8%
Other	5,672	1.5%	2,459	1.1%
Total	$388,358	100.0%	$214,067	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.

(2)	This geographic area includes contract that cover risks primarily in two or more geographic zones.

For the three month and six month periods ended June 30, 2007 and June 30, 2006, premiums produced by brokers were as follows:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Benfield	$51,266	28.3%	$39,486	31.5%
Guy Carpenter	47,486	26.2%	14,955	11.9%
Willis Group	30,188	16.6%	26,698	21.3%
Aon Re Worldwide	29,593	16.3%	24,404	19.4%
Other brokers	22,812	12.6%	19,910	15.9%
Total	$181,345	100.0%	$125,453	100.0%

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Benfield	$119,899	30.9%	$61,502	28.7%
Guy Carpenter	98,045	25.2%	31,419	14.7%
Willis Group	61,734	15.9%	48,711	22.7%
Aon Re Worldwide	58,872	15.2%	45,098	21.1%
Other brokers	49,808	12.8%	27,337	12.8%
Total	$388,358	100.0%	$214,067	100.0%

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

11.    Subsequent Events

Declaration of Quarterly Dividend

On July 20, 2007, a quarterly dividend of $0.04 per common share was declared.  The dividend is payable on August 15, 2007 to shareholders of record at the close of business on July 31, 2007.

Island Heritage

On July 3, 2007, Flagstone purchased 73,110 shares (representing a 21.4% interest) in Island Heritage Holdings Company (“Island Heritage”) for a purchase price of approximately $12.4 million. The purchase price is subject to the completion of Island Heritage’s March 31, 2007 audited financial statements.  With this acquisition, Flagstone took a controlling interest in Island Heritage by increasing its interest to 54.6% of the voting shares of Island Heritage.  Flagstone had previously acquired 33.2% of the shares through three previous purchases in March 2006 (18.7% interest), October 2006 (9.8% interest) and May 2007 (4.7% interest).  The Company expects to record an additional $4.6 million of goodwill on the acquisition date.

Flagstone’s share of Island Heritage’s results from operations was recorded in the Company’s consolidated financial statements under the equity method of accounting through June 30, 2007. As a result of the acquisition of the controlling interest, the results of operations of Island Heritage will be included in the Company’s consolidated financial statements from July 1, 2007, with the portions of Island Heritage’s net income and shareholder’s equity attributable to minority shareholders recorded as minority interest in the Company’s consolidated financial statements.

Following the acquisition, the Company’s representation on Island Heritage’s board and the close working relationship with its management will allow Flagstone to promote and support best practices in the underwriting of Island Heritage’s underlying business and consequently enhance the quality of data available to Flagstone to underwrite the reinsurance of such business.

Mont Gele

On July 26th, Flagstone entered into a retrocessional reinsurance agreement with Mont Gele Re Ltd. (“Mont Gele”), a newly-formed Cayman reinsurance company.  Mont Gele is a separate legal entity in which Flagstone has no equity investment, management or board interests or related party relationships. Under this agreement Mont Gele provides an excess of loss protection from July 1, 2007 to June 30, 2009. Mont Gele is required to contribute funds into a trust for the benefit of Flagstone. The amount required to be on deposit is equal to the protection provided under the excess of loss agreement. Flagstone pays a reinsurance premium to Mont Gele as defined in the excess of loss agreement which does not provide for a ceding commission or profit commission to be paid to Flagstone.

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at June 30, 2007 and December 31, 2006 and our results of operations for the three month and six month periods ended June 30, 2007 and 2006. This discussion should be read in conjunction with our audited consolidated financial statements and related notes included in Form S-1 filed with the Securities and Exchange Commission on March 30, 2007.

As used in this quarterly report, references to “we”, “us” or “our” refer to the consolidated operations of Flagstone Reinsurance Holdings Limited and its direct and indirect subsidiaries, unless the context suggests otherwise.

Executive Overview

We are a Bermuda based global reinsurance company. Through our subsidiaries, we write primarily property, property catastrophe, and short-tail specialty and casualty reinsurance.

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

Critical Accounting Policies

Our unaudited consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine the reported values. If events or other factors, including those described in “Risk Factors” in the form S-1 filed with the Securities and Exchange Commission on March 30, 2007, cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

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

The election of SFAS 159 will not amend the carrying value of our fixed maturity investments, equity investments, Real Estate Investment Trusts (“REITs”), catastrophe bonds and fixed income funds as they were previously carried at fair value. The difference as a result of the election of the fair value option is in respect of the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses were included within accumulated other comprehensive loss as a separate component of shareholders’ equity. On January 1, 2007, a cumulative-effect adjustment has been made to reclassify the net unrealized losses from accumulated other comprehensive loss as at December 31, 2006 into retained earnings in the amount of $4.0 million. Subsequent to January 1, 2007 any movement in unrealized gains and losses is now recorded within net realized and unrealized gains (losses) on investments within the unaudited consolidated statements of operations. Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

 The Company’s critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our S-1 filed with the Securities and Exchange Commission on March 30, 2007.

Index

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUES
Gross premiums written	$181,345	$125,453	$388,358	$214,067
Reinsurance premiums ceded	–	(6,714)	(8,245)	(8,602)
Net premiums written	181,345	118,739	380,113	205,465
Change in net unearned premiums	(69,503)	(81,464)	(167,045)	(149,218)
Net premiums earned	111,842	37,275	213,068	56,247
Net investment income	20,531	8,173	34,162	14,801
Net realized and unrealized gains (losses)	(1,901)	(5,526)	2,613	(8,621)
Other income	251	2,009	924	2,009
Total revenues	130,723	41,931	250,767	64,436

EXPENSES
Loss and loss adjustment expenses	77,257	3,609	125,005	9,827
Acquisition costs	14,725	5,253	27,443	8,098
General and administrative expenses	13,800	8,399	28,469	16,249
Interest expense	3,520	–	6,784	–
Net foreign exchange gains	(56)	(1,166)	(1,338)	(1,325)
Total expenses	109,246	16,095	186,363	32,849
Income before income taxes, minority interest and interest in earnings of equity investments	21,477	25,836	64,404	31,587
Provision for income tax	(77)	–	(122)	–
Minority interest	(7,892)	–	(15,625)	–
Interest in earnings of equity investments	1,186	259	1,647	259

NET INCOME	$14,694	$26,095	$50,304	$31,846

Change in net unrealized losses	–	(2,603)	–	(3,584)
Change in currency translation adjustment	(1,741)	52	(2,017)	52

COMPREHENSIVE INCOME	$12,953	$23,544	$48,287	$28,314

Weighted average common shares outstanding—Basic	85,139,757	71,547,891	78,479,958	68,481,102
Weighted average common shares outstanding—Diluted	85,198,147	71,547,891	78,529,631	68,481,102
Net income per common share outstanding—Basic	$0.17	$0.36	$0.64	$0.47
Net income per common share outstanding—Diluted	$0.17	$0.36	$0.64	$0.47

Index

Three months ended June 30, 2007 and 2006

Gross Premiums Written

Details of gross premiums written by line of business and by geographic area of risk insured are provided below:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$144,389	79.6%	$99,831	79.6%
Property	26,344	14.5%	21,577	17.2%
Short-tail specialty and casualty	10,612	5.9%	4,045	3.2%
Total	$181,345	100.0%	$125,453	100.0%

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured(1)
North America	$123,682	68.2%	$81,501	65.0%
Europe	17,053	9.4%	6,911	5.5%
Worldwide risks(2)	14,058	7.8%	14,345	11.4%
Japan and Australasia	17,874	9.9%	15,849	12.6%
Caribbean	7,692	4.2%	6,550	5.2%
Other	986	0.5%	297	0.3%
Total	$181,345	100.0%	$125,453	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.

(2)	This geographic area includes contracts that cover risks primarily in two or more geographic zones.

Gross premiums written were primarily driven by excess of loss reinsurance contracts, generally with a twelve-month term, which accounted for $141.9 million, or 78.2% of gross premiums written, for the three months ended June 30, 2007 and $73.3 million, or 82.7% of gross premiums written, for the three months ended June 30, 2006.

Property Catastrophe Reinsurance

Gross property catastrophe premiums written were $144.4 million for the three months ended June 30, 2007 compared to $99.8 million for the three months ended June 30, 2006.

The $44.6 million or 44.6% increase in property catastrophe premiums written was primarily due to increased participations on programs from our existing clients and the addition of new clients due to our increased capital base and growth in our franchise since we commenced operations on December 20, 2005.

During the three months ended June 30, 2007, we recorded $2.2 million of gross reinstatement premiums, primarily due to United Kingdom and Australia floods, compared to $0.1 million recorded for the three months ended June 30, 2006. The lack of reinstatement premiums in the three months ended June 30, 2006 was due to the minimal amount of recorded losses during the period.

Property Reinsurance

The increase in premiums of $4.8 million or 22.1% was primarily due to increased premiums on existing and new proportional accounts.

Index

Short-tail Specialty and Casualty Reinsurance

We experienced a growth in premiums of $6.6 million or 162.4% in our specialty lines that was primarily driven by growth in both new and existing accounts.

Premiums Ceded

Reinsurance premiums ceded for the three months ended June 30, 2007 and 2006, respectively, were $nil and $6.7 million (5.4% of gross premiums written). Included in the $6.7 million of ceded premiums for the three months ended June 30, 2006 was $5.4 million of premiums ceded to Mont Fort Re Limited (“Mont Fort”). With effect from January 12, 2007, the results of Mont Fort are consolidated in the Company’s unaudited consolidated financial statements, and therefore, premiums ceded to Mont Fort during the three months ended June 30, 2007 have been eliminated with the consolidation of Mont Fort’s results into the Company’s unaudited consolidated financial statements.

Net Premiums Earned

As the levels of net premiums written increase, the levels of net earned premiums also increase.  Net premiums earned increased $74.6 million when comparing the three months ended June 30, 2007 to the three months ended June 30, 2006.  The increase is a direct result of our increased net premiums written over the last twelve months.

Because we only began writing business in January 2006, and because premiums volume continues to increase, earned premiums lag noticeably behind written premiums.

Net Investment Income

 Net investment income for the three months ended June 30, 2007 and June 30, 2006 was $20.5 million and $8.2 million, respectively. The increase of $12.3  million during the three months ended June 30, 2007 was primarily due to an increase in invested assets and to amortization income of $5.3 million on Treasury Inflation Protected Securities (“TIPS”) caused by the significant increase in the inflation index on which the TIPS are linked.  The components of net investment income are set forth below:

	Three Months Ended
	June 30, 2007	June 30, 2006
	($ in thousands)

Interest and dividend income
Cash and cash equivalents	$3,247	$4,911
Fixed maturities	11,647	2,537
Short term	–	384
Equity investments	225	(48)
Other investments	25	–
Amortization income
Cash and cash equivalents	–	(2)
Fixed maturities	5,534	655
Investment expenses	(147)	(264)
Net investment income	$20,531	$8,173

Substantially all of our fixed maturity investments consisted of investment grade securities. As at June 30, 2007, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 2.2 years.

Index

Net Realized and Unrealized Gains (Losses)

Realized investment gains and losses on sales of fixed maturities for the three months June 30, 2007 and June 30, 2006 were as follows:

	Three Months Ended
	June 30, 2007	June 30, 2006
	($ in thousands)

Fixed maturities
Gross realized gains	$215	$19
Gross realized losses	(2,834)	(717)
Net realized losses	$(2,619)	$(698)

The following table is a reconciliation of the net realized losses from the table above to the net realized and unrealized gains (losses) in the unaudited consolidated statement of operations:

	Three Months Ended
	June 30, 2007	June 30, 2006
	($ in thousands)

Net realized losses on fixed maturities	$(2,619)	$(698)
Net unrealized losses on fixed maturities & equities	(8,638)	–
Net realized and unrealized gains (losses) on derivative instruments	8,834	(4,828)
Net realized and unrealized gains on other investments	522	–
Total net realized and unrealized losses	$(1,901)	$(5,526)

Net realized and unrealized losses of $1.9 million for the three months ended June 30, 2007 were primarily due to (i) net realized and unrealized losses on our fixed maturity investments of  $14.4 million largely due to the increase in interest rate and inflation index during the quarter, (ii) $9.6 million of net realized and unrealized gains on the index and interest rate futures due to market conditions, (iii) net unrealized loss of $1.0 million arising from the mark to market of To Be Announced securities (“TBA’s”), foreign exchange forward contracts and equity swaps, (iv) $3.2 million of net unrealized gains on our equity investments, (v) $1.0 million of investment income on catastrophe bonds, and (vi) $0.3 million loss on our other invested assets.

Net realized and unrealized losses of $5.5 million for the three months ended June 30, 2006 were primarily due to net realized losses of $0.7 million on fixed maturity investments and net realized losses of $4.8 million on TBA’s.

We invest our portfolio to produce a total return. In assessing returns under this approach, we include investment income, realized and unrealized gains and losses generated by the investment portfolio. As a result, there can be significant changes in the levels of our net realized and unrealized gains (losses) from quarter to quarter.  We have early adopted SFAS 157 and SFAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale and for all other investments excluding our investment in Island Heritage.

Other Income

Other income for the three months ended June 30, 2007 was $0.3 million compared to $2.0 million for the three months ended June 30, 2006. Other income includes earned revenue relating to upfront commitment fees on reinsurance contracts and other fee income. The decrease in other income from 2006 is due to the consolidation of Mont Fort’s results into the Company’s results and to the termination of investment management agreements by one of the Company’s subsidiaries.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three months ended June 30, 2007 were $77.3 million, or 69.1% of net premiums earned, compared to $3.6 million, or 9.7% of net premiums earned for the three months ended June 30, 2006.

The increase was primarily due to loss events in the current quarter including United Kingdom flood losses, which impacted parts of Northern England in June 2007, of $31.0 million, New South Wales, Australia flood losses in early June 2007 of $23.5 million, Cyclone Gonu (Oman) losses of $4.5 million, PCS 2007-11 Kansas Tornadoes losses of $2.1 million, and upward loss development for Windstorm Kyrill in the amount of $4.5 million. The second quarter of 2006 experienced light catastrophe activity.

Index

Acquisition Costs

The acquisition cost ratio for the three months ended June 30, 2007 was 13.2% compared to 14.1% for the three months ended June 30, 2006. The current quarter’s ratio is impacted by a reduction in profit commissions on those contracts impacted by the losses incurred in the current quarter.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2007 were $13.8 million compared to $8.4 million in the second quarter of 2006.  The primary area of increase was salaries, benefits and related costs due to the increase in staffing levels as we continue to build our global platform.

Interest Expense

Interest expense was $3.5 million for the three months ended June 30, 2007. Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.

Foreign Exchange

Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the three months ended June 30, 2007, we experienced a foreign exchange gain of $0.1 million compared to a foreign exchange gain of $1.2 million for the three months ended June 30, 2006. The gains were principally made on the net current asset balances denominated in non-U.S. dollar currencies which appreciated against the U.S. dollar during the quarter.

Six months ended June 30, 2007 and 2006

Gross Premiums Written

Details of gross premiums written by line of business and by geographic area of risk insured are provided below:

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$302,757	78.0%	$160,262	74.9%
Property	50,900	13.1%	41,751	19.5%
Short-tail specialty and casualty	34,701	8.9%	12,054	5.6%
Total	$388,358	100.0%	$214,067	100.0%

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured(1)
North America	$214,433	55.2%	$119,901	56.0%
Europe	84,021	21.6%	28,877	13.5%
Worldwide risks(2)	39,664	10.2%	31,684	14.8%
Japan and Australasia	29,513	7.6%	18,780	8.8%
Caribbean	15,055	3.9%	12,366	5.8%
Other	5,672	1.5%	2,459	1.1%
Total	$388,358	100.0%	$214,067	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.

(2)	This geographic area includes contracts that cover risks primarily in two or more geographic zones.

Index

Gross premiums written were primarily driven by excess of loss reinsurance contracts, generally with a twelve-month term, which accounted for $324.0 million, or 83.4% of gross premiums written, for the six months ended June 30, 2007 and $181.7 million, or 84.9% of gross premiums written, for the six months ended June 30, 2006.

Property Catastrophe Reinsurance

Gross property catastrophe premiums written were $302.8 million for the six months ended June 30, 2007 compared to $160.3 million for the six months ended June 30, 2006.

The $142.5 million or 88.9% increase in property catastrophe premiums written was primarily due to increased participations on programs from our existing clients and the addition of new clients due to our increased capital base and growth in our franchise since we commenced operations on December 20, 2005.

During the six months ended June 30, 2007, we recorded $7.6 million of gross reinstatement premiums, primarily due to European Windstorm Kyrill, compared to $0.1 million recorded for the six months ended June 30, 2006. The lack of reinstatement premiums in the six months ended June 30, 2006 was due to the minimal amount of recorded losses during the period.

Property Reinsurance

The increase in premiums of $9.1 million or 21.9% was primarily driven by additional premiums on existing as well as new proportional accounts.

Short-tail Specialty and Casualty Reinsurance

We experienced a growth in premiums of $22.6 million or 187.5% in our specialty lines that was primarily driven by growth in new and existing accounts.

Premiums Ceded

Reinsurance premiums ceded for the six months ended June 30, 2007 and 2006, respectively, were $8.2 million (2.1% of gross premiums written) and $8.6 million (4.0% of gross premiums written).   Included in the $8.6 million of ceded premiums for the six months ended June 30, 2006 was reinsurance purchased from other reinsurers in the amount of $3.2 million and $5.4 million of premiums ceded to Mont Fort. With effect from January 12, 2007, the results of Mont Fort are included in the Company’s unaudited consolidated financial statements, and therefore, premiums ceded to Mont Fort in the six months ended June 30, 2007 have been eliminated with the consolidation of Mont Fort’s results into the Company’s unaudited consolidated financial statements.

Net Premiums Earned

Net premiums earned increased $156.8 million when comparing the six months ended June 30, 2007 to the six months ended June 30, 2006.  The increase is a direct result of our increased net premiums written over the last twelve months.

Because we only began writing business in January 2006, and because premiums volume continues to increase, earned premiums lag noticeably behind written premiums.

Net Investment Income

Net investment income for the six months ended June 30, 2007 and June 30, 2006 was $34.2 million and $14.8 million, respectively. The increase of $19.4 million during the six months ended June 30, 2007 was primarily due to an increase in invested assets and to amortization income of $5.9 million on TIPS caused by the significant increase in the inflation index on which the TIPS are linked.  The components of net investment income are set forth below:

	Six Months Ended
	June 30, 2007	June 30, 2006
	($ in thousands)

Interest and dividend income
Cash and cash equivalents	$6,659	$10,176
Fixed maturities	21,522	3,854
Short term	35	384
Equity investments	225	184
Other investments	(67)	–
Amortization income
Cash and cash equivalents	–	11
Fixed maturities	5,975	697
Investment expenses	(187)	(505)
Net investment income	$34,162	$14,801

Index

Substantially all of our fixed maturity investments consisted of investment grade securities. As at June 30, 2007, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 2.2 years.

Net Realized and Unrealized Gains (Losses)

Realized investment gains and losses on sales of fixed maturities for the periods ended June 30, 2007 and June 30, 2006 were as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006
	($ in thousands)

Fixed maturities
Gross realized gains	$739	$123
Gross realized losses	(3,419)	(1,538)
Net realized losses	$(2,680)	$(1,415)

The following table is a reconciliation of the net realized losses from the table above to the net realized and unrealized gains (losses) in the unaudited consolidated statement of operations:

	Six Months Ended
	June 30, 2007	June 30, 2006
	($ in thousands)

Net realized losses on fixed maturities	$(2,680)	$(1,415)
Net unrealized losses on fixed maturities & equities	(5,315)	-
Net realized and unrealized gains (losses) on derivative instruments	7,974	(7,206)
Net realized and unrealized gains on other investments	2,634	-
Total net realized and unrealized gains (losses)	$2,613	$(8,621)

Net realized and unrealized gains of $2.6 million for the six months ended June 30, 2007 were primarily due to (i) net realized and unrealized losses on our fixed maturity investments of  $11.6 million, (ii) $9.7 million of net realized and unrealized gains on the index and interest rate futures, (iii) net realized and unrealized losses of $2.2 million arising from the mark to market of  To Be Announced securities (“TBA’s”), foreign exchange forward contracts and equity swaps, (iv) $3.2 million of net unrealized gains on our equity investments, (v) $2.5 million of investment income on catastrophe bonds, and (vi) $1.0 million gain on our other invested assets.

Net realized and unrealized losses of $8.6 million for the six months ended June 30, 2006 were primarily due to net realized losses of $1.4 million on fixed maturity investments and net realized losses of $7.2 million on TBA’s.

Other Income

Other income was $0.9 million for the six months ended June 30, 2007 compared to $2.0 million for the six months ended June 30, 2006. Other income includes earned revenue relating to upfront commitment fees on reinsurance contracts and other fee income. The decrease in other income from 2006 is due to the consolidation of Mont Fort’s results into the Company’s results and to the termination of investment management agreements by one of the Company’s subsidiary.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the six months ended June 30, 2007 was $125.0 million, or 58.7% of net premiums earned, compared to $9.8 million, or 17.5% of net premiums earned for the six months ended June 30, 2006.

The increase in loss and loss adjustment expenses in the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to the following loss events in 2007: European Windstorm Kyrill losses of $33.8 million; a full limit loss on a Zenit satellite of $6.0 million; United Kingdom flood losses of $31.0 million; New South Wales (Australia) flood losses of $23.5 million; and Cyclone Gonu (Oman) losses of $4.5 million. The first half of the year of 2006 experienced light catastrophe activity.

Index

Acquisition Costs

The acquisition cost ratio for the six months ended June 30, 2007 was 12.9% compared to 14.4% for the six months ended June 30, 2006. The current period’s ratio is impacted by a reduction in profit commissions on those contracts impacted by the losses incurred in the six months ended June 30, 2007.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2007 were $28.5 million compared to $16.2 million in the same period of 2006.  The primary area of increase was salaries, benefits and related costs due to the increase in staffing levels as we continue to build our global platform.

Interest Expense

Interest expense was $6.8 million for the six months ended June 30, 2007. Interest expense consists of interest due on our subordinated debt securities and the amortization of debt offering expenses.

Foreign Exchange

Our functional currency is the U.S. dollar; however, some of our business is written in other currencies. For the six months ended June 30, 2007, we experienced a foreign exchange gain of $1.3 million compared to a foreign exchange gain of $1.3 million for the six months ended June 30, 2006. The gain was principally made on receivable and investment balances denominated in currencies which appreciated against the U.S. dollar during the period.

Financial Condition, Liquidity and Capital Resources

Financial Condition

At June 30, 2007, our total investments at fair market value, accrued interest receivable and cash and cash equivalents were $1.6 billion, compared to $1.0 billion at December 31, 2006. The increase was primarily due to the consolidation of Mont Fort from January 12, 2007, the receipt of premiums net of acquisition costs, net investment income earnings, net proceeds from the initial public offering and proceeds of the Deferrable Interest Junior Subordinated Notes.

Other investments as at June 30, 2007 amounted to $157.4 million, comprised mainly of our investment in a fixed income fund of $66.0 million, our investment in catastrophe bonds of $36.5 million,  our investment in private equity and hedge funds of $30.2 million, our investment in REITs of $12.7 million and our investment in Island Heritage of $12.0 million. Other investments are recorded at fair value except for our investment in Island Heritage which is recorded under the equity method.

The Company attains exposure to equity and real estate markets through the use of derivatives such as equity futures and total return swaps.  These derivatives seek investment results that generally correspond to the price and yield performance of the underlying markets. As at June 30, 2007, the fair value of the derivatives held by the Company was ($2.3) million compared to $2.8 million as at December 31, 2006.

Index

The net payable for investments purchased at June 30, 2007 was $1.2 million compared to $5.9 million at December 31, 2006. Net payables for investments purchased are a result of timing differences only, as investments are accounted for on a trade date basis.

Following the significant level of gross premiums written during the six months ended June 30, 2007, our insurance and reinsurance premium balances receivable, deferred acquisition costs and unearned premiums increased by $151.3 million, $22.3 million and $170.4 million, respectively, over those balances at December 31, 2006.

At June 30, 2007, we had $135.1 million of loss and loss adjustment expense reserves compared to $22.5 million at December 31, 2006, an increase of $112.6 million. The increase is primarily due to reserves on the United Kingdom flood losses, New South Wales flood losses, Cyclone Gonu (Oman), Windstorm Kyrill, and the Zenit satellite loss. Of this balance, $100.3 million, or 74.2%, was incurred but not reported reserves.

At June 30, 2007, our shareholders’ equity was $1.1 billion compared to $864.5 million at December 31, 2006, an increase of $221.3 million. This increase was primarily due to the net proceeds from the issuance of our shares from our initial public offering and net income for the six months ended June 30, 2007.

Liquidity

During the six months ended June 30, 2007, we generated a net operating cash inflow of $167.3 million, primarily related to premiums received and investment income. During the same period, we paid gross losses of $12.4 million. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.  At June 30, 2007, we had cash and cash equivalents of $422.0 million.

For the period from inception until June 30, 2007, we have had sufficient cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and from proceeds from sales and maturities of our investment portfolio, from the net proceeds from our initial public offering, and from the net proceeds from the issuance of the Deferrable Interest Junior Subordinated Notes.

During the six months ended June 30, 2007, net cash of $352.5 million was provided in financing activities compared to $162.8 million for the six months ended June 30, 2006. The net cash provided by financing activities in 2006 related to the receipt of the proceeds of the private placement.  In 2007, the net cash provided by financing activities related to capital proceeds of $83.1 million provided by the preferred investors in Mont Fort ILW 2 and Mont Fort HL, the net proceeds of $159.3 million from the closing of our initial public offering received on April 4, 2007, the $9.4 million from the exercise of the over-allotment option received on May 2, 2007, and the $98.9 million in net proceeds from the issuance of the Deferrable Interest Junior Subordinated Notes.

In August 2006, we received $132.8 million in net proceeds from the issuance of the Deferrable Interest Debentures. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Capital Resources

Our total capital resources at June 30, 2007 and December 31, 2006 were as follows:

	As at	As at
	June 30, 2007	December 31, 2006
	($ in thousands)

Long term debt	$238,290	$137,159
Common shares	853	715
Additional paid-in capital	901,279	728,378
Accumulated other comprehensive loss	(2,536)	(4,528)
Retained earnings	186,249	139,954

Total Capitalization	$1,324,135	$1,001,678

Index

Deferrable Interest Securities

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

On June 8, 2007, the Company raised gross and net proceeds of $50.0 million and $49.4 million through a private sale of Deferrable Interest Junior Subordinated Notes through its wholly owned indirect subsidiary, Flagstone Finance S.A.  On June 28, 2007, the Company raised an additional gross and net proceeds of $50.0 million and $49.5 million through a private sale of Deferrable Interest Junior Subordinated Notes.  The Deferrable Interest Junior Subordinated Notes have a floating rate of interest equal to LIBOR plus 300 basis points per annum, reset quarterly on an interest payment.  The Deferrable Interest Junior Subordinated Notes mature on July 30, 2037, and may be redeemed in whole or in part on or after July 30, 2012. The Company may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than the stated maturity of the principal of the securities.  Any deferred interest payments would accrue interest quarterly on a compounded basis.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Share Offering

On April 4, 2007 we completed a public offering of 13 million of our common shares raising gross and net proceeds of $175.5 million and $159.3 million, respectively, which were contributed to our subsidiary, Flagstone, to increase its underwriting capacity.

On April 30, 2007, the underwriters of the initial public offering exercised their option to purchase an additional 750,000 common shares of the Company at the public offering price less underwriting discounts and commissions. Net proceeds of $9.4 million were received on May 2, 2007 and the Company contributed the proceeds to Flagstone.

Letter of Credit Facility

Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A.  In April 2007, the Company increased its uncommitted letter of credit facility agreement from $200.0 million to $400.0 million.  As at June 30, 2007, $69.3 million had been drawn under this facility, and the drawn amount of the facility was secured by $77.2 million of fixed maturity securities from the Company’s investment portfolio.

On November 7, 2006, the Company signed a term sheet for a $150.0 million secured letter of credit and loan facility for the issuance of secured standby letter of credit and/or short term loans with Bayerische Hypo- und Vereinsbank AG. If we enter into the facility and if drawn upon, the utilized portion of the facility will be secured by an appropriate portion of securities from the Company’s investment portfolio.

Restrictions and Specific Requirements

Bermuda law limits the maximum amount of annual dividends or distributions payable by Flagstone to us and in certain cases requires the prior notification to, or the approval of, the BMA. As a Bermuda Class 4 reinsurer, Flagstone may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus unless at least seven days before payment of those dividends it files an affidavit with the BMA signed by at least two directors and Flagstone’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone to fail to meet its prescribed solvency margin and liquidity ratio. Further, Flagstone may not reduce by 15% or more its total statutory capital as set out in its previous year’s statements, without the prior approval of the BMA. Flagstone must also maintain, as a Class 4 Bermuda reinsurer, paid-up share capital of $1 million.

Index

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

Flagstone Réassurance Suisse S.A. (“Flagstone Suisse”) is licensed to operate as a reinsurer in Switzerland. Swiss law permits dividends to be declared only after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation. The articles of incorporation of Flagstone Suisse do not require any specific reserves. Therefore, Flagstone Suisse must allocate any profits first to the reserve required by Swiss law generally, and may pay as dividends only the balance of the profits remaining after that allocation. In the case of Flagstone Suisse, Swiss law requires that 5% of the company’s profits be allocated to a “general reserve” until the reserve reaches 20% of its paid-in share capital.

In addition, a Swiss reinsurance company may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency margin requirements.

Index

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

As at June 30, 2007, the impact on our fixed maturity from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.4% or approximately $23.6 million. As at June 30, 2007, the impact on our fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.4% or approximately $23.9 million.

As at June 30, 2007, we held $439.3 million, or 44.9%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity markets through the use of various index-linked futures, Ishares, total return swaps and global REIT equities.  This risk is defined as the potential loss in fair value resulting from adverse changes in the respective stock prices. The fair value of these positions as at June 30, 2007 amounted to $38.6 million and was recorded in both equities and other invested assets and the net realized and unrealized gains are recorded in the unaudited consolidated statements of operations.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at June 30, 2007, substantially all of our fixed maturity investments consisted of investment grade securities. The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed maturity investments to an acceptable level.

The Company has exposure to credit risk as a holder of sub-prime backed investments.  The Company does not have a specific Sub Prime limit with any manager.  At the time of purchase, there were no non-investment grade assets in these portfolios.  At June 30, 2007, we had approximately 3.9% of of our investments and cash and cash equivalents related to the Sub Prime sector.

To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. To mitigate this risk, we monitor our exposure by counterparty and ensure that counterparties to these contracts are high-credit-quality international banks or counterparties. These contracts are generally of short duration and settle on a net basis, which means that we are exposed to the movement of one currency against the other as opposed to the notional amount of the contracts. As at June 30, 2007, the contractual amount of the foreign exchange forward contracts was $283.3 million while the net value of those contracts was a receivable of $1.2 million.

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable. Reinsurance balances receivable from the Company’s clients at June 30, 2007, were $220.2 million, including balances both currently due and accrued. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our rights to cancel the cover for non-payment of premiums and right to offset premiums yet to be paid against losses due to the cedent.

Index

While the Company does not rely heavily on retrocessional reinsurance, we do require our reinsurers to have adequate financial strength or to provide collateral if necessary. We evaluate the financial condition of our reinsurers and monitor the concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. As at June 30, 2007, we had a provision for amounts considered potentially uncollectible in the amount of $1.1 million.

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

Catastrophe bonds (“Cat Bonds”) are not selected by our investment department but by our reinsurance underwriters. For risk management purposes, we treat catastrophe risks related to Cat Bonds as part of the underwriting risks of the Company and within the investment portfolio, we treat the Cat Bonds as low risk floating rate bonds. We believe that amalgamating the catastrophe risk in the Cat Bonds with our other reinsurance risks produces more useable risk management reporting.

Foreign Currency Risk

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for Bermuda subsidiaries, whose functional currency is the U.S. dollar. We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. Premiums in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt, except in our Swiss subsidiary where they are converted into Swiss Francs. When we incur a loss in a non-U.S. currency, we carry the liability on our books in the original currency. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and converted to the functional currency (either U.S. Dollars or Swiss Francs), and the time claims are paid.

With respect to reserves for attritional losses, our policy is to hedge the expected losses with forward foreign exchange purchases. Expected losses means incurred and reported losses and IBNR.  We do not hedge expected catastrophe events. However, upon the occurrence of a catastrophe loss and when the actuarial department has estimated the loss to the Company, we purchase foreign currency promptly on a forward basis.

When we pay claims in a non-base currency, we either use the proceeds of a foreign currency forward contract to do so, or buy spot foreign exchange to pay the claim and simultaneously adjust the hedge balance to the new lower exposure.

Investments

The majority of the securities held in our investment portfolios are held by Flagstone, where they are measured in U.S. Dollars, and in Flagstone Suisse, where they are measured and reported in Swiss Francs. At the time of purchase, each investment is identified as either a hedged investment, to be maintained with an appropriate currency hedge to U.S. dollars or Swiss Francs as the case may be, or an unhedged investment, one not to be maintained with a hedge. Generally, fixed income investments will be hedged, listed equity investments may or may not be hedged, and other investments such as real estate and commodities will not be hedged. The investment portfolios of Flagstone and of Flagstone Suisse will at all times, in the aggregate, be at least 75% hedged to the Swiss Franc or U.S. Dollar respectively.

Financing

When the Company or its subsidiaries issues a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure. The contractual amount of foreign currency forward contracts as at June 30, 2007 was $283.3 million and the fair value was $1.2 million. The Company entered into a foreign currency swap in relation to the Euro-denominated Deferrable Interest Debentures. Under the terms of the foreign currency swap the Company exchanged €13.0 million for $16.7 million, will receive Euribor plus 354 basis points and pay LIBOR plus 371 basis points. The swap expires on September 15, 2011 and had a fair value of $0.9 million as at June 30, 2007.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. Of our business written in the six month period ended June 30, 2007, approximately 29.4% was written in currencies other than the U.S. dollar. For the six month period ended June 30, 2007, we had net realized and unrealized foreign exchange gains of $1.3 million.

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the U.S. federal securities laws or otherwise.

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

Index

Item 4.  Controls and Procedures

In connection with the preparation of this quarterly report, our management has performed an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our company’s disclosure controls and procedures were effective.

Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A of our annual report on Form S-1 for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3 Defaults upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

On 20th July the Company held its Annual General Meeting of shareholders. Shareholders were asked to vote upon the resolutions set out below. The following tabulation indicates the number of shares for or against, or withheld, or abstaining with respect to each resolution after giving effect to the voting limitations contained in the Company’s Bye-laws:

Election of Directors

1)	electing the following persons as directors to hold office until the Company’s next Annual General Meeting or until their successors are elected or appointed or their offices are otherwise vacated:

		FOR	WITHHELD
	DAVID A. BROWN	68,992,161	10,780
	STEPHEN COLEY	62,022,598	2,980,343
	DR. ANTHONY KNAP	62,022,598	2,980,343

In accordance with the Company’s Bye-Laws the Class A Directors, Mark J. Byrne, Stewart Gross, E. Daniel James and Marc Roston have terms which expire at the 2009 Annual General Meeting. The Class B Directors, Gary Black, Thomas Dickson, Jan Spiering and Wray Thorn have terms which expire at the 2008 Annual General Meeting.

2)
to appoint Deloitte & Touche, independent auditors, to serve as our independent auditors for the 2007 Fiscal year until our 2008 Annual General Meeting, and to refer the determination of the auditors’ remuneration to the Board of Directors:

FOR	AGAINST	ABSTAIN
64,888,995	4,112,047	1,899

3)	to approve an amendment to the Company’s Bye-laws.

FOR	AGAINST	ABSTAIN
68,984,172	9,049	9,719

4)	to consider and take action with respect to such matters as may properly come before the Annual General Meeting or any adjournment thereof:

FOR	AGAINST	ABSTAIN
60,726,657	8,269,022	7,261

5)	authorizing the Board of Directors to fill vacancies in their number not filled at a general meeting:

FOR	AGAINST	ABSTAIN
53,038,137	0	0

Item 5. Other Information

NONE

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 9, 2007

FLAGSTONE REINSURANCE

By:	/s/ David Brown
David Brown
Chief Executive Officer
(Authorized Officer)

By:	/s/ James O’Shaughnessy
James O’Shaughnessy
Chief Financial Officer
(Principal Financial Officer)

Index

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
3.1	Bye-laws of the Company, as amended 20th July 2007.
4.1
Indenture, dated as of June 8, 2007, between Flagstone Finance S.A., as Issuer, Flagstone Reinsurance Holdings Limited, as Guarantor, and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 14, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007