Form 10-Q
period 2007-09-30
Flagstone Reinsurance Holdings Ltd
filed 2007-11-08
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

Registrant's telephone number, including area code:
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

As of November 8, 2007 the Registrant had 85,297,891 common voting shares outstanding, with a par value of $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-Q

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as at September 30, 2007 and December 31, 2006	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2007 and 2006	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2007 and 2006	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

 PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at	As at
	September 30, 2007	December 31, 2006

ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2007 - $1,106,329; 2006 - $686,288)	$1,102,328	$682,278
Short term investments, at fair value (Cost: 2007 - $14,306; 2006 - $nil)	14,242	-
Equity investments, at fair value (Cost: 2007 - $22,156; 2006 - $nil)	28,746	-
Other investments	289,340	74,496
Total Investments	1,434,656	756,774
Cash and cash equivalents	322,768	261,352
Reinsurance premium balances receivable	189,553	68,940
Unearned premiums ceded	22,491	8,224
Accrued interest receivable	7,534	6,331
Receivable for investments sold	-	3,599
Deferred acquisition costs	36,819	11,909
Funds withheld	6,606	-
Goodwill	11,556	5,624
Other assets	33,704	18,659
Due from related parties	1,009	3,090
Total Assets	$2,066,696	$1,144,502

LIABILITIES
Loss and loss adjustment expense reserves	$161,442	$22,516
Unearned premiums	252,096	98,659
Insurance and reinsurance balances payable	22,728	-
Payable for investments purchased	8,248	9,531
Long term debt	264,469	137,159
Other liabilities	26,076	11,866
Due to related parties	-	252
Total Liabilities	735,059	279,983

Minority Interest	172,704	-

SHAREHOLDERS' EQUITY
Common voting shares, 150,000,000 authorized, $0.01 par value, issued and outstanding (2007 - 85,297,891; 2006 - 71,547,891)	853	715
Additional paid-in capital	903,220	728,378
Accumulated other comprehensive income (loss)	5,774	(4,528)
Retained earnings	249,086	139,954
Total Shareholders' Equity	1,158,933	864,519

Total Liabilities, Minority Interest and Shareholders' Equity	$2,066,696	$1,144,502

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

REVENUES
Gross premiums written	$123,704	$61,914	$512,062	$275,981
Reinsurance premiums ceded	(32,572)	(11,389)	(40,817)	(19,991)
Net premiums written	91,132	50,525	471,245	255,990
Change in net unearned premiums	47,667	12,956	(119,378)	(136,262)
Net premiums earned	138,799	63,481	351,867	119,728
Net investment income	17,022	9,849	51,184	24,650
Net realized and unrealized gains	8,298	10,827	10,911	2,206
Other income	1,961	1,216	2,885	3,225
Total revenues	166,080	85,373	416,847	149,809

EXPENSES
Loss and loss adjustment expenses	37,439	9,723	162,444	19,550
Acquisition costs	28,795	10,946	56,238	19,044
General and administrative expenses	19,763	7,649	48,232	23,898
Interest expense	5,873	1,291	12,657	1,291
Net foreign exchange gains	(1,842)	(419)	(3,180)	(1,744)
Total expenses	90,028	29,190	276,391	62,039

Income before income taxes, minority interest and interest in earnings of equity investments	76,052	56,183	140,456	87,770
Provision for income tax	(229)	(78)	(351)	(78)
Minority interest	(9,317)	-	(24,942)	-
Interest in earnings of equity investments	(257)	804	1,390	1,063

NET INCOME	$66,249	$56,909	$116,553	$88,755

Change in net unrealized gains (losses)	-	2,815	-	(769)
Change in currency translation adjustment	8,310	(23)	6,293	29

COMPREHENSIVE INCOME	$74,559	$59,701	$122,846	$88,015

Weighted average common shares outstanding—Basic	85,413,479	71,595,793	80,816,529	69,530,742
Weighted average common shares outstanding—Diluted	85,491,561	71,705,036	80,937,061	69,618,644
Net income per common share outstanding—Basic	$0.78	$0.79	$1.44	$1.28
Net income per common share outstanding—Diluted	$0.77	$0.79	$1.44	$1.27
Dividends declared per common share	$0.04	$-	$0.04	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
 IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. dollars, except share data)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Common voting shares:
Balance at beginning of period	71,547,891	55,239,491
Issued during the period	13,750,000	16,308,400
Balance at end of period	85,297,891	71,547,891

Share capital:
Common voting shares
Balance at beginning of period	$715	$552
Issued during period	138	163
Balance at end of period	853	715

Additional paid-in capital
Balance at beginning of period	728,378	559,466
Issue of shares	185,488	162,921
Issuance costs (related party: 2007, $3,430; 2006, $nil)	(16,839)	(251)
Fair value of issued warrant	-	3,372
Share based compensation expense	6,193	562
Balance at end of period	903,220	726,070

Accumulated other comprehensive income (loss)
Balance at beginning of period	(4,528)	-
Change in net unrealized losses	-	(769)
Change in currency translation adjustment	6,293	29
Cumulative effect adjustment from adoption of new accounting principle	4,009	-
Balance at end of period	5,774	(740)

Retained earnings (accumulated deficit)
Balance at beginning of period	139,954	(12,384)
Cumulative effect adjustment from adoption of new accounting principle	(4,009)	-
Common share dividends	(3,412)	-
Net income for period	116,553	88,755
Balance at end of period	249,086	76,371

Total Shareholders' Equity	$1,158,933	$802,416

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows provided by (used in) operating activities:
Net income	$116,553	$88,755
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (gains) losses	(10,911)	(2,206)
Minority interest	24,942	-
Depreciation expense	1,508	622
Share based compensation expense	6,193	5,447
Amortization of debt offering expenses	640	65
Interest in earnings of equity investments	(1,390)	(1,063)
Amortization/accretion on fixed maturities	(7,720)	(1,103)

Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(105,334)	(106,168)
Unearned premiums ceded	(18,024)	(13,003)
Deferred acquisition costs	(20,128)	(17,184)
Funds withheld	(6,606)	-
Loss and loss adjustment expense reserves	136,436	16,944
Unearned premiums	135,126	149,265
Insurance and reinsurance balances payable	16,391	-
Other changes in assets and liabilities, net	5,085	3,065
Net cash provided by operating activities	272,761	123,436

Cash flows provided by (used in) investing activities:
Net cash received (paid) in acquisitions of subsidiaries	5,302	(12,702)
Purchases of fixed income securities	(1,182,347)	(859,754)
Sales and maturities of fixed income securities	841,636	277,386
Purchases of equity securities	(25,171)	-
Sales of equity securities	3,723	-
Other investments, net	(216,223)	(40,815)
Purchases of fixed assets	(6,558)	(4,475)
Sale of fixed asset under a sale lease-back transaction	18,500	-
Net cash used in investing activities	(561,138)	(640,360)

Cash flows provided by (used in) financing activities:
Issue of common shares, net of issuance costs paid	171,644	162,833
Issue of notes, net of issuance costs paid	123,684	132,810
Contribution of minority interest	83,100	-
Repurchase of minority interest	(14,353)	-
Dividend paid on common shares	(3,412)	-
Repayment of loan under a sale lease-back transaction	(17,063)	-
Other	623	(216)
Net cash provided by financing activities	344,223	295,427
Effect of foreign exchange rate on cash and cash equivalents	5,570	-

Increase (decrease) in cash and cash equivalents	61,416	(221,497)
Cash and cash equivalents—beginning of period	261,352	548,255
Cash and cash equivalents—end of period	$322,768	$326,758

Supplemental cash flow information:
Payable for investments purchased	$8,248	$10,989
Interest paid	$10,165	$685

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

1.      Basis of Preparation and Consolidation

These unaudited condensed consolidated financial statements include the accounts of Flagstone Reinsurance Holdings Limited (“the Company”) and its wholly owned subsidiaries, including Flagstone Reinsurance Limited (“Flagstone”) and Flagstone Réassurance Suisse SA (“Flagstone Suisse”), and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.  All inter-company accounts and transactions have been eliminated on consolidation.

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

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company's principal estimates are for loss and loss adjustment expenses and estimates of premiums written, premiums earned, acquisition costs, and share based compensation. The Company reviews and revises these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company determined that the establishment of these cells was a reconsideration event under the provisions of paragraph 7 and paragraph 15 of FIN 46(R). Consequently, the Company assessed whether or not Mont Fort continues to be a VIE and, if so, whether the Company or another party was Mont Fort's primary beneficiary. The Company assessed the impact of these reconsideration events on its results and financial position, and concluded that the establishment of the Mont Fort HL cell on January 12, 2007 was the reconsideration event that resulted in the Company being the primary beneficiary of Mont Fort. As such, the results of Mont Fort are included in the Company's unaudited condensed consolidated financial statements with effect from January 12, 2007. The portions of Mont Fort's net income and shareholder's equity attributable to holders of the preferred shares for the period ended September 30, 2007 are recorded in the unaudited condensed consolidated financial statements of the Company as minority interest.

Included in the Company's assets as at September 30, 2007 were cash, cash equivalents and fixed maturity investments of $167.2 million held for the sole benefit of preferred shareholders of each specific Mont Fort cell and available to settle the specific current and future liabilities of each cell.

3.      Island Heritage

On July 3, 2007, Flagstone purchased 73,110 shares (representing a 21.4% interest) in Island Heritage Holdings Company (“Island Heritage”) for a purchase price of $12.6 million. With this acquisition, Flagstone took a controlling interest in Island Heritage by increasing its interest to 54.6% of the voting shares.  Flagstone had previously acquired 33.2% of the shares through three purchases in March 2006 (18.7% interest), October 2006 (9.8% interest) and May 2007 (4.7% interest) and had recorded goodwill for each individual transaction for a total amount of $4.6 million.  The Company recorded an additional $5.0 million of goodwill on the acquisition of the controlling interest.  Island Heritage is a Caribbean property insurer based in the Cayman Islands which targets the property insurance market.  Following the acquisition, the Company’s representation on Island Heritage’s board and the close working relationship with its management allows Flagstone to promote and support best practices in the underwriting of Island Heritage’s underlying business and to consequently enhance the quality of data available to Flagstone to underwrite the reinsurance of such business.

Flagstone’s share of Island Heritage’s results from operations was recorded in the Company’s unaudited condensed consolidated financial statements under the equity method of accounting through June 30, 2007. As a result of the acquisition of the controlling interest, the results of operations of Island Heritage have been included in the Company’s unaudited condensed consolidated financial statements from July 1, 2007, with the portions of Island Heritage’s net income and shareholder’s equity attributable to minority shareholders recorded as minority interest in the Company’s unaudited condensed consolidated financial statements.

The following unaudited pro-forma information related to the Company’s acquisition of Island Heritage for the three months ended September 30, 2006 and the nine month periods ended September 30, 2007 and September 30, 2006 illustrates the effects of the acquisition as if it had occurred at the beginning of the periods presented.  The pro-forma information is not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred on January 1, 2007 and January 1, 2006 nor does it purport to be indicative of combined results of operations which may be reported in the future.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2006

Revenue	$91,184	$432,687	$165,975
Net income	57,434	117,913	90,652
Net income per common share - Basic	$0.80	$1.46	$1.30
Net income per common share - Diluted	$0.80	$1.46	$1.30

4.      Investments

Prior to January 1, 2007, investments were considered available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and were carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. Following the issuance by the FASB of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), the Company
elected to early adopt the fair value option for all fixed maturity investments, equity investments (excluding its investment in Island Heritage recorded as an equity investment until July 1, 2007), real estate investment trusts (“REITs”), investment funds, catastrophe bonds, and fixed income funds commencing January 1, 2007. This election requires the Company to adopt SFAS 157 regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The Company has elected the fair value option to simplify the accounting, as this election will reduce the burden of the monitoring of differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature and, therefore, further removes an element of management judgment.

The difference as a result of the election of the fair value option is in respect to the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses on fixed maturity investments and equities were included within accumulated other comprehensive income as a separate component of shareholders' equity. On January 1, 2007, a cumulative-effect adjustment was made to reclassify the net unrealized losses from accumulated other comprehensive loss as at December 31, 2006 into retained earnings in the amount of $4.0 million. Subsequent to January 1, 2007, any movement in unrealized gains and losses has been recorded within net realized and unrealized gains (losses) on investments within the unaudited condensed consolidated statements of operations. Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

The cumulative-effect adjustment reclassifying net unrealized losses from accumulated other comprehensive loss to retained earnings within the unaudited condensed consolidated balance sheets at January 1, 2007 was $4.0 million which represented the difference between the cost or amortized cost of our investments and the fair value of those investments at December 31, 2006, as shown in the Company's audited consolidated financial statements for the fiscal year ended December 31, 2006, included in the Company's Form S-1 filed with the SEC on March 30, 2007.

The election of SFAS 159 will not change the carrying value of our fixed maturity investments, equity investments, REITs, catastrophe bonds and fixed income funds as they were previously carried at fair value.  As presented in the table below, fixed maturity investments and listed equities are stated at fair value as determined by the quoted market price of these securities as provided either by independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications (Level 1). Private equity investments and fixed income funds are stated at fair value as determined by either the most recently published net asset value -- being the fund's holdings in quoted securities (Level 1) -- or the most recently advised net asset value as advised by the fund -- where the fund's holdings can be in various quoted and unquoted investments (Level 2). Catastrophe bonds are stated at fair value as determined by reference to broker indications (Level 2). REITs are stated at fair value as determined by the quoted market price of these funds as provided by independent pricing services (Level 2).

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

	Fair Value Measurement at September 30, 2007, using:

	Fair Value	Quoted Prices in	Significant Other
	Measurements	Active Markets	Observable Inputs
		(Level 1)	(Level 2)
Description

Fixed maturity investments	$1,102,328	$1,102,328	$-
Short term investments	14,242	14,242	-
Equity investments	28,746	28,746	-
	1,145,316	1,145,316	-
Other Investments:
Real Estate Investment Trusts	13,787	-	13,787
Investment funds	31,033	20,643	10,390
Catastrophe bonds	36,599	-	36,599
Fixed income fund	207,921	207,921	-
	289,340	228,564	60,776

Totals	$1,434,656	$1,373,880	$60,776

In 2006, investments were reported as available-for-sale. Had the Company been able to apply the same SFAS 159 accounting for the three months and nine months ended September 30, 2006, it would have had an increase (decrease) in net realized and unrealized gains and losses on investments of $2.8 million and $(0.8) million, respectively, and therefore net income would have been $59.7 million and $88.0 million, respectively.

The company uses futures contracts, total return and currency swaps, foreign currency forward contracts and To Be Announced securities (“TBAs”) for the purpose of replicating investment positions, managing market, duration and currency exposures and to enhance investment performance.  The Company also enters into reinsurance transactions that are determined to be derivatives.  The Company accounts for its derivative instruments using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” (“SFAS 133”).  SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with movements in fair value reflected in earnings. None of these derivatives are designated as hedges, and accordingly, these instruments are carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized gains and losses in the unaudited condensed consolidated financial statements.

As of September 30, 2007 and December 31, 2006, the fair value of the derivatives held by the Company was $0.8 million and $2.1 million, respectively.  Net realized and unrealized gains and losses of $(7.2) million and $8.0 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and of $0.7 million and $0.7 million for the nine months ended September 30, 2007 and September 30, 2006, respectively, have been recorded in net realized and unrealized gains in the unaudited condensed consolidated financial statements.

5.      Debt and Financing Arrangements

Deferrable Interest Notes

On September 20, 2007, the Company raised gross and net proceeds of $25.0 million and $24.7 million, respectively, through a private sale of Junior Subordinated Deferrable Interest Notes (“the Notes”).  The Notes have a floating rate of interest equal to LIBOR plus 310 basis points per annum, reset quarterly. The Notes mature on September 15, 2037, and may be called at par by the Issuer at any time after September 15, 2012.  The Issuer may defer interest payment for up to 20 consecutive quarterly periods, but no later than September 15, 2012. Any deferred interest payments would accrue interest quarterly on a compounded basis. The amount outstanding has been recorded as a liability on the unaudited condensed consolidated balance sheet and the interest has been recorded as interest expense on the unaudited condensed consolidated statement of operations and comprehensive income. Interest expense includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period from the issuance of the Notes to the earliest they may be called by the Issuer.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Letter of Credit Facility

As at September 30, 2007, the Company had a $400.0 million uncommitted letter of credit facility agreement with Citibank N.A.  As at September 30, 2007, $70.5 million had been drawn under this facility, and the drawn amount of the facility was secured by $78.1 million of fixed maturity securities from the Company's investment portfolio.

In September 2007, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Wachovia Bank, N.A.  While the Company has not drawn upon this facility as at September 30, 2007, if drawn upon, the utilized portion of the facility will be secured by an appropriate portion of securities from the Company’s investment portfolio.

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

Performance Share Units

The Performance Share Unit Plan (“PSU Plan”) is the Company's shareholder-approved primary executive long-term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of Directors, PSUs may be granted to executive officers and certain other key employees and vesting is contingent upon continued service of the officer or employee and upon the Company meeting certain fully diluted return-on-equity (“FDROE”) goals.

A summary of the activity under the PSU Plan as at September 30, 2007 and changes during the three month and nine month periods ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Number	Weighted average grant date fair value	Weighted average remaining contractual term	Number	Weighted average grant date fair value	Weighted average remaining contractual term
Outstanding at beginning of period	1,538,000	$11.88	2.0	713,000	$10.03	2.0
Forfeited	-	-		(4,000)	10.07
Granted	-	-		829,000	13.46
Outstanding at end of period	1,538,000	$11.88	1.8	$1,538,000	$11.88	1.8

As at September 30, 2007 and December 31, 2006, there was a total of $11.7 million and $5.0 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 1.8 and 2.0 years, respectively.  Compensation expenses of $1.6 million and $0.6 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and of $4.4 million and $1.5 million for the nine months ended September 30, 2007 and September 30, 2006, respectively, have been recorded in general and administrative expenses in relation to the PSU Plan.

No PSUs have vested or been cancelled since the inception of the plan.

Restricted Share Units

Beginning July 1, 2006, the Company granted Restricted Share Units (“RSUs”) to certain employees and directors of the Company. The RSU grants to employees vest over a period of approximately two years while RSUs granted to directors vest on the grant date.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

A summary of the activity under the RSU Plan as at September 30, 2007 and changes during the three month and nine month periods ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Number	Weighted average grant date fair value	Weighted average remaining contractual term	Number	Weighted average grant date fair value	Weighted average remaining contractual term
Outstanding at beginning of period	326,538	$12.45	1.1	117,727	$10.49	0.8
Forfeited	-	-		(19,100)	12.09
Granted	-	-		227,911	13.43
Outstanding at end of period	326,538	$12.45	0.7	326,538	$12.45	0.7

As at September 30, 2007 and December 31, 2006, there was a total of $1.6 million and $0.5 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.1 and 1.5 years, respectively. Compensation expenses of $0.4 million and $0.6 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and $1.8 million and $0.6 million for the nine months ended September 30, 2007 and September 30, 2006, respectively, have been recorded in general and administrative expenses in relation to the RSU Plan.

No RSUs granted to employees have vested or been cancelled since the inception of the plan.  During the three months and nine months ended September 30, 2007, nil RSUs and 61,761 RSU’s, respectively, were granted to the directors.

7.      Earnings Per Common Share

The computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2007 and September 30, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic earnings per common share
Net income	$66,249	$56,909	$116,553	$88,755
Weighted average common shares outstanding	85,297,891	71,547,891	80,730,125	69,514,599
Weighted average vested restricted share units	115,588	47,902	86,404	16,143
Weighted average common shares outstanding—Basic	85,413,479	71,595,793	80,816,529	69,530,742
Basic earnings per common share	$0.78	$0.79	$1.44	$1.28

Diluted earnings per common share
Net income	$66,249	$56,909	$116,553	$88,755
Weighted average common shares outstanding	85,297,891	71,547,891	80,730,125	69,514,599
Weighted average vested restricted share units outstanding	115,588	47,902	86,404	16,143
	85,413,479	71,595,793	80,816,529	69,530,742
Share equivalents:
Unvested restricted share units	78,082	21,305	120,532	-
Unvested performance share units	-	87,938	-	87,902
Weighted average common shares outstanding—Diluted	85,491,561	71,705,036	80,937,061	69,618,644
Diluted earnings per common share	$0.77	$0.79	$1.44	$1.27

As at September 30, 2007 and September 30, 2006, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that was excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. Because the number of common shares contingently issuable under the PSU plan depends on the average FDROE over a three year period, the PSUs are excluded from the calculation of diluted earnings per share until the end of the performance period, when the number of shares issuable under the PSU Plan will be known.  As at September 30, 2007 and September 30, 2006, there were 1,538,000 and 713,000 PSUs outstanding, respectively. The maximum number of common shares that could be issued under the PSU plan as at September 30, 2007 and September 30, 2006 was 3,076,000 and 1,426,000, respectively.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

8.      Related Party Transactions

The Company has extensively used two aircraft owned and operated by entities controlled by Mark Byrne, the Company’s Executive Chairman (“Mr. Byrne”) – see prior disclosure in the Company’s Form S-1 filed with the SEC on March 30, 2007.  Given the Company’s worldwide operations, in July 2007 the Company’s Board voted unanimously that it was in the Company’s best interest to acquire from Mr. Byrne the aircraft and the operating company that supported the aircraft.

On August 22, 2007, the Company, through its wholly owned subsidiary, Flagstone Leasing Services Limited (“Flagstone Leasing”) entered into a Share Purchase Agreement (“King Air Agreement”) with Mr. Byrne and owner of 100% of the issued and outstanding common voting shares of IAL King Air Limited (“King Air”).   Pursuant to the terms of the King Air Agreement, Flagstone Leasing, on August 28, 2007, acquired all of the issued and outstanding common voting shares of King Air for a cash purchase price of $1.6 million. The purchase price equaled the value of the net assets acquired, inclusive of debt of $0.9 million. King Air owned, as its principal asset, a King Air B-200 aircraft.  The value attributed to the aircraft for the purpose of this transaction was determined by the average of two independent appraisals.

On August 23, 2007, Flagstone Leasing entered into a Share Purchase Agreement ( “IAL Agreement”) with Mr. Byrne, Haverford ( Bermuda) Ltd. and West End Capital Management (Bermuda) Limited to acquire 100%  of the issued and outstanding common voting shares of IAL Leasing Limited (“IAL”).  Mr. Byrne, Haverford (Bermuda) Ltd. and West End Capital Management (Bermuda) Limited, a wholly owned subsidiary of the Company, owned 90%, 5% and 5%, respectively, of the issued and outstanding common voting shares of IAL.   Pursuant to the terms of the IAL Agreement, Flagstone Leasing, on August 28, 2007, acquired all of the issued and outstanding common voting shares of IAL for a cash purchase price of $1.4 million. The purchase price equaled the value of the net assets acquired, inclusive of debt of $17.1 million due to Banc of America Leasing & Capital, LLC (“BoA”). IAL owned, as its principal asset, a Dassault Falcon 900B aircraft (“the Falcon”).   In consideration of Mr. Byrne forgiving debt due to him from IAL, and his undertaking with respect to the indemnities contained in the IAL Agreement, he received 100% of the purchase price. The value attributed to the aircraft for the purpose of this transaction was determined by the average of two independent appraisals.  On September 25, 2007, IAL concluded a sale lease-back transaction with BoA in relation to the Falcon. With this transaction, IAL sold the Falcon and the related debt financing to BoA for a cash consideration of $1.4 million and entered into an operating lease with BoA to lease the Falcon for a term of 10 years.

Effective, August 29, 2007 Longtail Aviation Limited (“Longtail”),  an entity controlled by Mr. Byrne, entered into an Amalgamation Agreement (“Agreement”) with a wholly owned subsidiary of the Company, Longtail Aviation International Limited (“Longtail International”). Longtail provides support, maintenance and pilot services for the aircraft utilized by the Company in its worldwide operations.  Pursuant to the terms of the Agreement, Longtail was, subject to certain regulatory approvals required by the Bermuda Registrar of Companies, amalgamated (merged) into Longtail International in consideration of payment for agreed net assets in Longtail as of July 31, 2007 and forgiveness of debt owed to Mr. Byrne by Longtail.    Mr. Byrne, as Longtail’s principal shareholder received $1.9 million from Longtail International. The consideration paid to Mr. Byrne was equal to the net assets received by Longtail International.

The Company’s Code of Ethics adopted in June of 2006 and the Audit Committees Charter require the Audit Committee to review any situation in which a private interest of an employee or Director has a potential conflict of interest or is a related party transaction. The above transactions were reviewed directly with the Chairman of the Audit Committee in accordance with its Charter.

9.      Legal Proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As at September 30, 2007, the Company was not a party to any litigation or arbitration proceedings.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

10.    Segment Reporting

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

The following tables set forth a breakdown of the Company's gross premiums written by line of business and geographic area of risks insured for the periods indicated:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$68,505	55.4%	$41,260	66.6%
Property	36,142	29.2%	11,892	19.2%
Short-tail specialty and casualty	19,057	15.4%	8,762	14.2%
Total	$123,704	100.0%	$61,914	100.0%

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$373,831	73.0%	$201,522	73.0%
Property	84,473	16.5%	53,643	19.4%
Short-tail specialty and casualty	53,758	10.5%	20,816	7.6%
Total	$512,062	100.0%	$275,981	100.0%

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured(1)
North America	$60,928	49.3%	$33,152	53.5%
Worldwide risks(2)	19,339	15.6%	3,372	5.5%
Europe	3,521	2.8%	5,601	9.0%
Japan and Australasia	8,261	6.7%	8,017	13.0%
Caribbean	25,933	21.0%	1,125	1.8%
Other	5,722	4.6%	10,647	17.2%
Total	$123,704	100.0%	$61,914	100.0%

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured(1)
North America	$275,361	53.8%	$153,053	55.5%
Worldwide risks(2)	59,003	11.5%	35,056	12.7%
Europe	87,542	17.1%	34,478	12.5%
Japan and Australasia	37,774	7.4%	26,797	9.7%
Caribbean	40,988	8.0%	13,491	4.9%
Other	11,394	2.2%	13,106	4.7%
Total	$512,062	100.0%	$275,981	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.

(2)	This geographic area includes contracts that cover risks primarily in two or more geographic zones.

For the three month and nine month periods ended September 30, 2007 and September 30, 2006, premiums produced by brokers were as follows:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Benfield	$16,253	13.1%	$10,440	16.9%
Willis Group	9,873	8.0%	16,424	26.5%
Aon Re Worldwide	21,802	17.6%	13,615	22.0%
Guy Carpenter	42,314	34.2%	11,928	19.3%
Other brokers	33,462	27.1%	9,507	15.3%
Total	$123,704	100.0%	$61,914	100.0%

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Benfield	$136,152	26.6%	$71,942	26.1%
Willis Group	71,607	14.0%	65,135	23.6%
Aon Re Worldwide	80,674	15.8%	58,713	21.3%
Guy Carpenter	140,359	27.4%	43,347	15.7%
Other brokers	83,270	16.2%	36,844	13.3%
Total	$512,062	100.0%	$275,981	100.0%

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

11.    Subsequent Events

Declaration of Quarterly Dividend

On October 26, 2007, a quarterly dividend of $0.04 per common share was declared.  The dividend is payable on November 15, 2007 to shareholders of record at the close of business on October 31, 2007.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine the reported values. If events or other factors, including those described in “Risk Factors” in the form S-1 filed with the Securities and Exchange Commission on March 30, 2007, cause actual events or results to differ materially from management's underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

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

The election of SFAS 159 will not amend the carrying value of our fixed maturity investments, equity investments, REITs, investment funds, catastrophe bonds and fixed income funds as they were previously carried at fair value. The difference as a result of the election of the fair value option is in respect of the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses were included within accumulated other comprehensive loss as a separate component of shareholders' equity. On January 1, 2007, a cumulative-effect adjustment has been made to reclassify the net unrealized losses from accumulated other comprehensive loss as at December 31, 2006 into retained earnings in the amount of $4.0 million. Subsequent to January 1, 2007 any movement in unrealized gains and losses is now recorded within net realized and unrealized gains (losses) on investments within the unaudited condensed consolidated statements of operations. Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

 The Company's critical accounting estimates are discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Form S-1 filed with the Securities and Exchange Commission on March 30, 2007.

Results of Operations

The following is a discussion and analysis of our financial condition as at September 30, 2007 and December 31, 2006 and our results of operations for the three month and nine month periods ended September 30, 2007 and 2006. This discussion should be read in conjunction with our audited condensed consolidated financial statements and related notes included in our Form S-1 filed with the Securities and Exchange Commission on March 30, 2007. All amounts in the following tables are expressed in thousands of U.S. dollars.

The Company’s reporting currency is the U.S. dollar. The Company’s subsidiaries have one of the following functional currencies: U.S. dollar, euro, Swiss franc, Indian rupee, British pound or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2 to Consolidated Financial Statements in the Company’s Form S-1 filed with the Securities and Exchange Commission on March 30, 2007 for a discussion on translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business, were as follows:

●
the U.S. dollar weakened, on average, against the euro, Swiss franc, British pound and other currencies, in the three months and nine months ended September 30, 2007 compared to the same periods in 2006;

●	the U.S. dollar had weakened against most currencies at September 30, 2007 compared to December 31, 2006 and June 30, 2007.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Expressed in thousands of U.S. dollars, except share and per share data)
REVENUES
Gross premiums written	$123,704	$61,914	$512,062	$275,981
Reinsurance premiums ceded	(32,572)	(11,389)	(40,817)	(19,991)
Net premiums written	91,132	50,525	471,245	255,990
Change in net unearned premiums	47,667	12,956	(119,378)	(136,262)
Net premiums earned	138,799	63,481	351,867	119,728
Net investment income	17,022	9,849	51,184	24,650
Net realized and unrealized gains	8,298	10,827	10,911	2,206
Other income	1,961	1,216	2,885	3,225
Total revenues	166,080	85,373	416,847	149,809

EXPENSES
Loss and loss adjustment expenses	37,439	9,723	162,444	19,550
Acquisition costs	28,795	10,946	56,238	19,044
General and administrative expenses	19,763	7,649	48,232	23,898
Interest expense	5,873	1,291	12,657	1,291
Net foreign exchange gains	(1,842)	(419)	(3,180)	(1,744)
Total expenses	90,028	29,190	276,391	62,039

Income before income taxes, minority interest and interest in earnings of equity investments	76,052	56,183	140,456	87,770
Provision for income tax	(229)	(78)	(351)	(78)
Minority interest	(9,317)	-	(24,942)	-
Interest in earnings of equity investments	(257)	804	1,390	1,063

NET INCOME	$66,249	$56,909	$116,553	$88,755

Change in net unrealized gains (losses)	-	2,815	-	(769)
Change in currency translation adjustment	8,310	(23)	6,293	29

COMPREHENSIVE INCOME	$74,559	$59,701	$122,846	$88,015

Weighted average common shares outstanding—Basic	85,413,479	71,595,793	80,816,529	69,530,742
Weighted average common shares outstanding—Diluted	85,491,561	71,705,036	80,937,061	69,618,644
Net income per common share outstanding—Basic	$0.78	$0.79	$1.44	$1.28
Net income per common share outstanding—Diluted	$0.77	$0.79	$1.44	$1.27
Dividends declared per common share	$0.04	$-	$0.04	$-

Three months ended September 30, 2007 and 2006

Gross Premiums Written

Details of gross premiums written by line of business and by geographic area of risk insured are provided below:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$68,505	55.4%	$41,260	66.6%
Property	36,142	29.2%	11,892	19.2%
Short-tail specialty and casualty	19,057	15.4%	8,762	14.2%
Total	$123,704	100.0%	$61,914	100.0%

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured(1)
North America	$60,928	49.3%	$33,152	53.5%
Worldwide risks(2)	19,339	15.6%	3,372	5.5%
Europe	3,521	2.8%	5,601	9.0%
Japan and Australasia	8,261	6.7%	8,017	13.0%
Caribbean	25,933	21.0%	1,125	1.8%
Other	5,722	4.6%	10,647	17.2%
Total	$123,704	100.0%	$61,914	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.

(2)	This geographic area includes contracts that cover risks primarily in two or more geographic zones.

Gross premiums written were primarily driven by excess of loss reinsurance contracts, generally with a twelve-month term, which accounted for $50.3 million, or 40.7% of gross premiums written, for the three months ended September 30, 2007 and $40.9 million, or 66.1% of gross premiums written, for the three months ended September 30, 2006. Included in our gross premiums written for the three months ended September 30, 2007 were premiums written by Island Heritage of $21.8 million.

Property Catastrophe Reinsurance

Gross property catastrophe premiums written were $68.5 million for the three months ended September 30, 2007 compared to $41.3 million for the three months ended September 30, 2006.

The $27.2 million or 66.0% increase in property catastrophe premiums written was primarily due to (i) the increased participation on programs from our existing clients and the addition of new clients due to our increased capital base and growth in our franchise; and (ii) the acquisition of the controlling interest in Island Heritage in July 2007 which resulted in the inclusion of $21.8 million in gross premiums for the quarter.

During the three months ended September 30, 2007, we recorded $0.9 million of gross reinstatement premiums primarily due to losses incurred in the quarter, compared to $0.4 million recorded for the three months ended September 30, 2006. The lack of reinstatement premiums in the three months ended September 30, 2006 was due to the minimal amount of recorded losses during the period.

Property Reinsurance

Gross property premiums increased $24.3 million to $36.1 million in the current quarter, an increase of 203.9%. The increase was primarily due to increased participation on existing and new proportional accounts.

Short-tail Specialty and Casualty Reinsurance

We experienced a growth in premiums of $10.3 million or 117.5% in the current quarter compared to the same quarter last year in our specialty lines that was primarily driven by growth in both new and existing accounts.

During the three months ended September 30, 2007, we recorded $1.3 million of gross reinstatement premiums primarily due to losses incurred in the quarter, compared to $nil recorded for the three months ended September 30, 2006.

Premiums Ceded

Reinsurance premiums ceded for the three months ended September 30, 2007 and 2006, respectively, were $32.6 million (26.3% of gross premiums written) and $11.4 million (18.4% of gross premiums written). During the three months ended September 30, 2007, the Company purchased $20.8 million of reinsurance as we optimized our overall risk profile, and acquired the controlling interest in Island Heritage which resulted in the inclusion of $11.8 million in ceded premiums for the period.  Included in the $11.4 million of ceded premiums for the three months ended September 30, 2006 was $9.7 million of premiums ceded to Mont Fort Re Limited (“Mont Fort”). With effect from January 12, 2007, the results of Mont Fort are consolidated in the Company's unaudited condensed consolidated financial statements, and therefore, premiums ceded to Mont Fort during the three months ended September 30, 2007 have been eliminated with the consolidation of Mont Fort's results into the Company's unaudited condensed consolidated financial statements.

Net Premiums Earned

As the levels of net premiums written increase, the levels of net earned premiums also increase.  Net premiums earned increased $75.3 million when comparing the three months ended September 30, 2007 to the three months ended September 30, 2006.  The increase is primarily due to our increased net premiums written over the last twelve months, and also due to the acquisition of the controlling interest in Island Heritage in July 2007.

Because we only began writing business in January 2006, and because premiums volume continues to increase, earned premiums lag noticeably behind written premiums.

Net Investment Income

 Net investment income for the three months ended September 30, 2007 and September 30, 2006 was $17.0 million and $9.8 million, respectively. The increase of $7.2 million during the three months ended September 30, 2007 was primarily due to the increase in invested assets over the last twelve months.  The components of net investment income are set forth below:

	Three Months Ended
	September 30, 2007	September 30, 2006

Interest and dividend income
Cash and cash equivalents	$2,906	$4,742
Fixed maturities	12,702	3,005
Short term	-	1,501
Equity investments	(20)	197
Other investments	-	305
Amortization income
Cash and cash equivalents	-	-
Fixed maturities	1,745	368
Other investments	-	27
Investment expenses	(311)	(296)
Net investment income	$17,022	$9,849

Substantially all of our fixed maturity investments consisted of investment grade securities. As at September 30, 2007, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 2.4 years.

Net Realized and Unrealized Gains (Losses)

Realized investment gains and losses on sales of fixed maturities for the three month periods September 30, 2007 and September 30, 2006 were as follows:

	Three Months Ended
	September 30, 2007	September 30, 2006

Fixed maturities
Gross realized gains	$732	$825
Gross realized losses	(2,740)	(41)
Equities
Gross realized gains	708	2,207
Net realized gains (losses)	$(1,300)	$2,991

The following table is a reconciliation of the net realized losses from the table above to the net realized and unrealized gains (losses) in the unaudited condensed consolidated statement of operations:

	Three Months Ended
	September 30, 2007	September 30, 2006

Net realized gains (losses) on fixed maturities	$(2,008)	$784
Net unrealized gains on fixed maturities	10,092	-
Net realized gains on equities	708	2,207
Net unrealized gains on equities	2,995	-
Net realized and unrealized gains (losses) on derivative instruments	(7,249)	7,950
Net realized and unrealized gains (losses) on other investments	3,760	(114)
Total net realized and unrealized gains	$8,298	$10,827

Net realized and unrealized gains on fixed maturities of $8.1 million for the three months ended September 30, 2007 were primarily due to decreases in interest rate during the quarter.  Net realized gains on fixed maturities of $0.8 million for the three months ended September 30, 2006 were due to the gain on disposal of fixed maturity securities.

Net realized and unrealized gains on equities of $3.7 million for the three months ended September 30, 2007 were primarily due to the increase in the underlying equity markets during the quarter. Net realized gains of $2.2 million for the three months ended September 30, 2006 were due to the gain on disposal of equity securities.

Net realized and unrealized losses on derivative instruments of $7.2 million for the three months ended September 30, 2007 were primarily due to (i) losses of $11.3 million on foreign exchange forward contracts, and (ii) gains of $3.5 million on futures contracts and swaps.

Net realized and unrealized gains on other investments of $3.8 million for the three months ended September 30, 2007 were primarily due to (i) gains of $1.0 million on catastrophe bonds, and (ii) gains of $1.2 million on fixed income fund.

We invest our portfolio to produce a total return. In assessing returns under this approach, we include investment income, realized and unrealized gains and losses generated by the investment portfolio. As a result, there can be significant changes in the levels of our net realized and unrealized gains (losses) from quarter to quarter.  We have early adopted SFAS 157 and SFAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale and for all other investments excluding our investment in Island Heritage (recorded as an equity investment until July 1, 2007).

Other Income

Other income for the three months ended September 30, 2007 was $2.0 million compared to $1.2 million for the three months ended September 30, 2006. Other income includes earned revenue relating to upfront commitment fees on reinsurance contracts, ceding commissions earned by Island Heritage and other fee income.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three months ended September 30, 2007 was $37.4 million, or 27.0% of net premiums earned, compared to $9.7 million, or 15.3% of net premiums earned for the three months ended September 30, 2006.

The increase was primarily due to increase catastrophe activity in the current quarter including $10.3 million of losses for the July 2007 United Kingdom floods, which impacted parts of Southern and Central England and Wales. In the current quarter, the Company did not experience any deterioration in the prior loss estimates for Windstorm Kyrill, the June 2007 United Kingdom floods or the New South Wales (Australia) floods.  The third quarter of 2006 experienced light catastrophe activity with the primary loss event being the Typhoon Shanshan (Japan) of $1.5 million.

Acquisition Costs

The acquisition cost ratio, being acquisition cost expenses over net premiums earned, for the three months ended September 30, 2007 was 20.7% compared to 17.2% for the three months ended September 30, 2006. The current quarter's ratio is impacted by an increase in profit commission related to the positive financial performance on certain proportional contracts, the increase in the amount of proportional business written this quarter, which generally has higher acquisition costs than excess of loss business, and the inclusion of Island Heritage's acquisition costs from July 1, 2007.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2007 were $19.8 million compared to $7.6 million in the three months ended September 30, 2006.  The primary area of increase were salaries, benefits and related staff costs due to the increase in staffing levels as we continue to build our global platform and the inclusion of Island Heritage’s general and administrative expenses from July 1, 2007.

Interest Expense

Interest expense was $5.9 million for the three months ended September 30, 2007 compared to $1.3 million in the three months ended September 30, 2006. Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  The primary cause for the increase is that the first debt issue occurred in August 2006 and additional debt offerings have occurred in June and September 2007.

Foreign Exchange

For the three months ended September 30, 2007, we experienced net foreign exchange gains of $1.8 million compared to net foreign exchange gains of $0.4 million for the three months ended September 30, 2006. The net gains were principally made on the monetary asset and liability balances denominated in foreign currencies which generally appreciated against the Company’s and its subsidiaries’ functional currencies during the quarter. The Company's policy is to hedge the majority of its foreign currency exposures with derivative instruments such as foreign currency swaps and forward contracts.  None of these derivatives are designated as hedges for accounting purposes.

Nine months ended September 30, 2007 and 2006

Gross Premiums Written

Details of gross premiums written by line of business and by geographic area of risk insured are provided below:

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$373,831	73.0%	$201,522	73.0%
Property	84,473	16.5%	53,643	19.4%
Short-tail specialty and casualty	53,758	10.5%	20,816	7.6%
Total	$512,062	100.0%	$275,981	100.0%

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured(1)
North America	$275,361	53.8%	$153,053	55.5%
Worldwide risks(2)	59,003	11.5%	35,056	12.7%
Europe	87,542	17.1%	34,478	12.5%
Japan and Australasia	37,774	7.4%	26,797	9.7%
Caribbean	40,988	8.0%	13,491	4.9%
Other	11,394	2.2%	13,106	4.7%
Total	$512,062	100.0%	$275,981	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.

(2)	This geographic area includes contracts that cover risks primarily in two or more geographic zones.

Gross premiums written were primarily driven by excess of loss reinsurance contracts, generally with a twelve-month term, which accounted for $374.3 million, or 73.1% of gross premiums written, for the nine months ended September 30, 2007 and $222.6 million, or 80.7% of gross premiums written, for the nine months ended September 30, 2006.  Included in our gross premiums written for the nine months ended September 30, 2007 were premiums written by Island Heritage of $21.8 million.

Property Catastrophe Reinsurance

Gross property catastrophe premiums written were $373.8 million for the nine months ended September 30, 2007 compared to $201.5 million for the nine months ended September 30, 2006.

The $172.3 million or 85.5% increase in property catastrophe premiums written was primarily due to increased participations on programs from our existing clients, the addition of new clients due to our increased capital base and growth in our franchise and to the acquisition of the controlling interest in Island Heritage in July 2007 which resulted in the inclusion of $21.8 million in gross premiums for the period.

During the nine months ended September 30, 2007, we recorded $6.8 million of gross reinstatement premiums compared to $0.5 million recorded in the same period in 2006.  The reinstatement premiums in the nine months ended September 30, 2007 were primarily attributable to European Windstorm Kyrill and the UK floods.  The lack of reinstatement premiums in the nine months ended September 30, 2006 was due to the minimal amount of recorded losses during the period.

Property Reinsurance

The increase in premiums of $30.8 million or 57.5% was primarily driven by an increased participation on existing accounts as well as new proportional accounts.

Short-tail Specialty and Casualty Reinsurance

We experienced a growth in premiums of $32.9 million or 158.3% in our specialty lines that was primarily driven by growth in new and existing accounts.

During the nine months ended September 30, 2007, we recorded $2.4 million of gross reinstatement premiums compared to $nil recorded for the nine months ended September 30, 2006.  The reinstatement premiums in the nine months ended September 30, 2007 were primarily attributable to aviation and marine losses.

Premiums Ceded

Reinsurance premiums ceded for the nine months ended September 30, 2007 and 2006, respectively, were $40.8 million (8.0% of gross premiums written) and $20.0 million (7.2% of gross premiums written).   During the nine months ended September 30, 2007, the Company purchased $29.0 million of reinsurance as we optimized our overall risk profile, and acquired the controlling interest in Island Heritage which resulted in the inclusion of $11.8 million in ceded premiums for the period.  Included in the $20.0 million of ceded premiums for the nine months ended September 30, 2006 was reinsurance purchased in the amount of $4.9 million and $15.1 million of premiums ceded to Mont Fort. With effect from January 12, 2007, the results of Mont Fort are included in the Company's unaudited condensed consolidated financial statements, and therefore, premiums ceded to Mont Fort in the nine months ended September 30, 2007 have been eliminated with the consolidation of Mont Fort's results into the Company's unaudited condensed consolidated financial statements.

Net Premiums Earned

Net premiums earned increased $232.1 million when comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006.  The increase is a direct result of our increased net premiums written over the last twelve months, and also due to the acquisition of the controlling interest in Island Heritage in July 2007.

Because we only began writing business in January 2006, and because premiums volume continues to increase, earned premiums lag noticeably behind written premiums.

Net Investment Income

Net investment income for the nine months ended September 30, 2007 and September 30, 2006 was $51.2 million and $24.7 million, respectively. The increase of $26.5 million during the nine months ended September 30, 2007 was primarily due to the increase in invested assets and to amortization income of $8.0 million on Treasury Inflation Protected Securities (“TIPS”).  The components of net investment income are set forth below:

	Nine Months Ended
	September 30, 2007	September 30, 2006

Interest and dividend income
Cash and cash equivalents	$9,565	$14,918
Fixed maturities	34,224	6,859
Short term	35	1,885
Equity investments	205	381
Other investments	(67)	305
Amortization income
Cash and cash equivalents	-	11
Fixed maturities	7,720	1,065
Other investments	-	27
Investment expenses	(498)	(801)
Net investment income	$51,184	$24,650

Substantially all of our fixed maturity investments consisted of investment grade securities. As at September 30, 2007, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 2.4 years.

Net Realized and Unrealized Gains (Losses)

Realized investment gains and losses on sales of fixed maturities for the nine month periods ended September 30, 2007 and September 30, 2006 were as follows:

	Nine Months Ended
	September 30, 2007	September 30, 2006

Fixed maturities
Gross realized gains	$1,471	$948
Gross realized losses	(6,159)	(1,579)
Equities
Gross realized gains	708	2,207
Net realized gains (losses)	$(3,980)	$1,576

The following table is a reconciliation of the net realized losses from the table above to the net realized and unrealized gains (losses) in the unaudited condensed consolidated statement of operations:

	Nine Months Ended
	September 30, 2007	September 30, 2006

Net realized losses on fixed maturities	$(4,688)	$(631)
Net unrealized gains on fixed maturities	1,591	-
Net realized gains on equities	708	2,207
Net unrealized gains on equities	6,181	-
Net realized and unrealized gains on derivative instruments	725	744
Net realized and unrealized gains (losses) on other investments	6,394	(114)
Total net realized and unrealized gains	$10,911	$2,206

Net realized and unrealized losses on fixed maturities of $3.1 million for the nine months ended September 30, 2007 were primarily due to losses on disposal of fixed maturity securities, which were partially offset by unrealized gains due to decreases in interest rates during the same period.  Net realized losses on fixed maturities of $0.6 million for the nine months ended September 30, 2006 were due to losses on the disposal of fixed maturity securities.

Net realized and unrealized gains on equities of $6.9 million for the three months ended September 30, 2007 were primarily due to the increase in the underlying equity markets during the period.  Net realized gains of $2.2 million for the nine months ended September 30, 2006 were due to gains on disposal of equity securities.

Net realized and unrealized losses on derivative instruments of $0.7 million for the nine months ended September 30, 2007 were primarily due to (i) gains of $12.2 million on futures contracts, (ii) gains of $1.0 million on reinsurance contracts, and (iii) losses of $10.3 million on foreign exchange contracts.

Net realized and unrealized gains on other investments of $6.4 million for the nine months ended September 30, 2007 were primarily due to (i) gains of $3.4 million on catastrophe bonds, and (ii) gains of $1.0 million on hedge funds.

Other Income

Other income was $2.9 million for the nine months ended September 30, 2007 compared to $3.2 million for the nine months ended September 30, 2006. Other income includes earned revenue relating to upfront commitment fees on reinsurance contracts, ceding commissions earned by Island Heritage and other fee income.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the nine months ended September 30, 2007 was $162.4 million, or 46.2% of net premiums earned, compared to $19.6 million, or 16.3% of net premiums earned for the nine months ended September 30, 2006.

The increase in loss and loss adjustment expenses in the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to the following loss events in 2007: United Kingdom floods in June and July of $41.3 million; European Windstorm Kyrill of $33.8 million; New South Wales (Australia) floods of $23.5 million; a full limit loss on a Zenit satellite of $6.0 million; and, Cyclone Gonu (Oman) of $4.5 million. The first nine months of 2006 experienced light catastrophe activity.

Acquisition Costs

The acquisition cost ratio for the nine months ended September 30, 2007 remained constant at 16.0% compared to 15.9% for the nine months ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2007 were $48.2 million compared to $23.9 million in the same period of 2006.  The primary area of increase was salaries, benefits and related staff costs due to the increase in staffing levels as we continue to build our global platform and the inclusion of Island Heritage’s general and administrative expenses from July 1, 2007.

Interest Expense

Interest expense was $12.7 million for the nine months ended September 30, 2007 compared to $1.3 million in the same period of 2006. Interest expense consists of interest due on our subordinated debt securities and the amortization of debt offering expenses.  The primary cause for the increase is that the first debt issue occurred in August 2006 and additional debt offerings have occurred in June and September 2007.

Foreign Exchange

For the nine months ended September 30, 2007, we experienced net foreign exchange gains of $3.2 million compared to net foreign exchange gains of $1.7 million for the nine months ended September 30, 2006. The net gains were principally made on monetary asset and liability balances denominated in foreign currencies which generally appreciated against the Company’s and its subsidiaries’ functional currencies during the nine month period. The Company's policy is to hedge the majority of its foreign currency exposures with derivative instruments such as foreign currency swaps and forward contracts.  None of these derivatives are designated as hedges for accounting purposes.

Financial Condition, Liquidity and Capital Resources

Financial Condition

At September 30, 2007, our total investments at fair market value, accrued interest receivable and cash and cash equivalents were $1.8 billion, compared to $1.0 billion at December 31, 2006. The increase was primarily due to the receipt of premiums net of acquisition costs, net investment income earnings, net proceeds from the initial public offering, proceeds of the Deferrable Interest Junior Subordinated Notes, the consolidation of Mont Fort from January 12, 2007 and the consolidation of Island Heritage from July 1, 2007.

Other investments as at September 30, 2007 amounted to $289.3 million, comprised mainly of our investment in a fixed income liquidity fund of $207.9 million, our investment in catastrophe bonds of $36.6 million,  our investment in private equity and hedge funds of $31.0 million, and our investment in REITs of $13.8 million. Other investments are recorded at fair value.

The Company attains exposure to equity and real estate markets through the use of derivatives such as equity futures and total return swaps.  These derivatives seek investment results that generally correspond to the price and yield performance of the underlying markets. As at September 30, 2007, the fair value of these derivatives held by the Company was $10.6 million compared to $2.8 million as at December 31, 2006.

The net payable for investments purchased at September 30, 2007 was $8.2 million compared to $5.9 million at December 31, 2006.  Net payables for investments purchased are a result of timing differences only, as investments are accounted for on a trade date basis.

Following the significant level of gross premiums written during the nine months ended September 30, 2007, our insurance and reinsurance premium balances receivable, deferred acquisition costs and unearned premiums increased by $120.6 million, $24.9 million and $153.4 million, respectively, over those balances at December 31, 2006.

At September 30, 2007, we had $161.4 million of loss and loss adjustment expense reserves compared to $22.5 million at December 31, 2006, an increase of $138.9 million. The increase is primarily due to reserves on the United Kingdom flood losses in June and July 2007, New South Wales (Australia) flood losses, Cyclone Gonu (Oman), Windstorm Kyrill, and the Zenit satellite loss. Of this balance, $84.9 million, or 52.6%, was incurred but not reported reserves.

At September 30, 2007, our shareholders' equity was $1.2 billion compared to $864.5 million at December 31, 2006, an increase of $294.4 million. This increase was primarily due to the net proceeds from the issuance of our shares from our initial public offering and comprehensive income for the nine months ended September 30, 2007.

Liquidity

During the nine months ended September 30, 2007, we generated a net operating cash inflow of $272.8 million, primarily related to premiums received and investment income. During the same period, we paid gross losses of $29.1 million. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.  At September 30, 2007, we had cash and cash equivalents of $322.8 million.

For the period from inception until September 30, 2007, we have had sufficient cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and from proceeds from sales and maturities of our investment portfolio.

During the nine months ended September 30, 2007, net cash of $344.2 million was provided in financing activities compared to $295.4 million for the nine months ended September 30, 2006. The net cash provided by financing activities in 2006 related to the receipt of the proceeds of the private placement.  In 2007, the net cash provided by financing activities related principally to net proceeds of $159.3 million from the closing of our initial public offering received on April 4, 2007, net proceeds of $9.4 million from the exercise of the over-allotment option received on May 2, 2007, $98.9 million in net proceeds from the issuance of the Deferrable Interest Junior Subordinated Notes in June 2007, $24.7 million in net proceeds from the issuance of Junior Subordinated Deferrable Interest Notes in September 2007 and net capital proceeds of $69.0 million provided by the preferred investors in Mont Fort ILW1, Mont Fort ILW 2 and Mont Fort HL.

In August 2006, we received $132.8 million in net proceeds from the issuance of the Deferrable Interest Debentures. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Capital Resources

Our total capital resources at September 30, 2007 and December 31, 2006 were as follows:

	As at	As at
	September 30, 2007	December 31, 2006

Long term debt	$264,469	$137,159
Common shares	853	715
Additional paid-in capital	903,220	728,378
Accumulated other comprehensive income (loss)	5,774	(4,528)
Retained earnings	249,086	139,954

Total Capitalization	$1,423,402	$1,001,678

Deferrable Interest Securities

On September 20, 2007, the Company raised gross and net proceeds of $25.0 million and $24.7 million, respectively, through a private sale of a Junior Subordinated Deferrable Interest Notes (“the Notes”).  The Notes have a floating rate of interest equal to London Interbank Offered Rate (“LIBOR”) plus 310 basis points per annum, reset quarterly. The Notes mature on September 15, 2037, and may be called at par by the Issuer at any time after September 15, 2012.  The Issuer may defer interest payment for up to 20 consecutive quarterly periods, but no later than September 15, 2012. Any deferred interest payments would accrue interest quarterly on a compounded basis.

Letter of Credit Facility

Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums.  In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A.  In April 2007, the Company increased its uncommitted letter of credit facility agreement from $200.0 million to $400.0 million.  As at September 30, 2007, $70.5 million had been drawn under this facility, and the drawn amount of the facility was secured by $78.1 million of fixed maturity securities from the Company's investment portfolio.

In September 2007, the Company entered into $200.0 million uncommitted letter of credit facility agreement with Wachovia Bank N.A..  While the Company has not drawn upon this facility as at September 30, 2007, if drawn upon, the utilized portion of the facility will be secured by an appropriate portion of securities from the Company’s investment portfolio.

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

            Flagstone and Flagstone Suisse, respectively are licensed or admitted as an insurer or reinsurer in Bermuda and Switzerland and are not licensed in any other jurisdiction. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, we anticipate that our reinsurance clients will typically require Flagstone to post a letter of credit or other collateral.

Flagstone Suisse is licensed to operate as a reinsurer in Switzerland. Swiss law permits dividends to be declared only after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation. The articles of incorporation of Flagstone Suisse do not require any specific reserves. Therefore, Flagstone Suisse must allocate any profits first to the reserve required by Swiss law generally, and may pay as dividends only the balance of the profits remaining after that allocation. In the case of Flagstone Suisse, Swiss law requires that 5% of the company's profits be allocated to a “general reserve” until the reserve reaches 20% of its paid-in share capital.

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

We believe that we are currently principally exposed to four types of market risk: interest rate risk, equity price risk, credit risk and foreign currency risk.

Interest Rate Risk

Our fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of our fixed maturity portfolio falls and we have the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline, the market value of our fixed maturity portfolio increases and we have reinvestment risk, as funds reinvested might earn less than is necessary to match anticipated liabilities.

As at September 30, 2007, the impact on our fixed maturity portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.2% or approximately $35.8 million. As at September 30, 2007, the impact on our fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.6% or approximately $41.5 million.

As at September 30, 2007, we held $513.2 million, or 46.6%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity markets through the use of various index-linked futures, Ishares, total return swaps and global REIT equities.  This risk is defined as the potential loss in fair value resulting from adverse changes in the respective stock prices. The fair value of these positions as at September 30, 2007 amounted to $49.7 million and was recorded in both equities and other invested assets and the net realized and unrealized gains are recorded in the unaudited condensed consolidated statements of operations.  The total exposure of the index-linked futures and total return swaps was $359.4 million as at September 30, 2007.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at September 30, 2007, substantially all of our fixed maturity investments consisted of investment grade securities. The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed maturity investments to an acceptable level.

The Company has exposure to credit risk as a holder of sub-prime backed investments.  The Company does not have a specific Sub Prime limit with any manager.  At the time of purchase, there were no non-investment grade assets in these portfolios.  At September 30, 2007, we had approximately 3.2% of our investments and cash and cash equivalents related to the Sub Prime sector.

To a lesser extent, the Company also has credit risk exposure as a party to foreign currency forward contracts and other derivative contracts. To mitigate this risk, we monitor our exposure by counterparty and ensure that counterparties to these contracts are high-credit-quality international banks or counterparties. These contracts are generally of short duration and settle on a net basis, which means that we are exposed to the movement of one currency against the other as opposed to the notional amount of the contracts. As at September 30, 2007, the contractual amount of the foreign exchange forward contracts was $284.1 million while the net value of those contracts was a payable of $9.9 million.

The Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable. Reinsurance balances receivable from the Company's clients at September 30, 2007, were $189.6 million, including balances both currently due and accrued. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our rights to cancel the cover for non-payment of premiums and right to offset premiums yet to be paid against losses due to the cedent.

While the Company does not rely heavily on retrocessional reinsurance, we do require our reinsurers to have adequate financial strength or to provide collateral if necessary. We evaluate the financial condition of our reinsurers and monitor the concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. As at September 30, 2007, we had a provision for amounts considered potentially uncollectible in the amount of $1.0 million.

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

Catastrophe bonds (“Cat Bonds”) are not selected by our investment department but by our reinsurance underwriters. For risk management purposes, we treat catastrophe risks related to Cat Bonds as part of the underwriting risks of the Company and within the investment portfolio, we treat the Cat Bonds as low risk floating rate bonds. We believe that amalgamating the catastrophe risk in the Cat Bonds with our other reinsurance risks produces more meaningful risk management reporting.

Foreign Currency Risk

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for Bermuda subsidiaries, whose functional currency is the U.S. dollar. We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. Premiums in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt, except in our Swiss subsidiary where they are generally converted into Swiss francs. When we incur a loss in a non-U.S. currency, we carry the liability on our books in the original currency. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and converted to the functional currency (either U.S. dollars or Swiss francs), and the time claims are paid.

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

Investments

The majority of the securities held in our investment portfolios are held by Flagstone, where they are measured in U.S. dollars, and in Flagstone Suisse, where they are measured in Swiss francs. At the time of purchase, each investment is identified as either a hedged investment, to be maintained with an appropriate currency hedge to U.S. dollars or Swiss francs as the case may be, or an unhedged investment, one not to be maintained with a hedge. Generally, fixed income investments will be hedged, listed equity investments may or may not be hedged, and other investments such as real estate and commodities will not be hedged. The investment portfolios of Flagstone and of Flagstone Suisse will at all times, in the aggregate, be at least 75% hedged to the U.S. dollar or Swiss franc, respectively.

Financing

When the Company or its subsidiaries issues a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure. The contractual amount of foreign currency forward contracts as at September 30, 2007 was $284.1 million and the fair value was $(9.9) million. The Company entered into a foreign currency swap in relation to the Euro-denominated Deferrable Interest Debentures. Under the terms of the foreign currency swap the Company exchanged €13.0 million for $16.7 million, will receive Euribor plus 354 basis points and pay LIBOR plus 371 basis points. The swap expires on September 15, 2011 and had a fair value of $2.0 million as at September 30, 2007.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. Of our business written in the nine month period ended September 30, 2007, approximately 21.8% was written in currencies other than the U.S. dollar. For the nine month period ended September 30, 2007, we had net realized and unrealized foreign exchange gains of $3.2 million.

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

Accordingly, all of the forward-looking statements made in this report  are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by federal securities laws. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in our Form S-1 filed with the SEC on March 30, 2007 which could cause actual results to differ before making an investment decision.

 Item 4.  Controls and Procedures

In connection with the preparation of this quarterly report, our management has performed an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our company's disclosure controls and procedures were effective.

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

Dated:  November 8, 2007

FLAGSTONE REINSURANCE

By:	/s/ David Brown
David Brown
Chief Executive Officer
(Authorized Officer)

By:	/s/ James O'Shaughnessy
James O'Shaughnessy
Chief Financial Officer
(Principal Financial Officer)

 EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007