Form 10-K
period 2007-12-31
Flagstone Reinsurance Holdings Ltd
filed 2008-03-19
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33364

Flagstone Reinsurance Holdings Limited
(Exact name of Registrant as specified in its charter)

Bermuda	98-0481623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Crawford House, 23 Church Street, Hamilton, Bermuda (Address of principal executive offices)	HM 11 (Zip Code)

441-278-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $ 0.01 par value per share	New York Stock Exchange

Bermuda Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2007), was $389,695,501 based on the closing sales price of the Registrant’s common shares of $13.32 on June 29, 2007.

The number of the Registrant’s common shares (par value $.01 per share) outstanding as of March 19, 2008 was 85,316,924.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 16, 2008 are incorporated by reference into Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.
Part III

PART I

References in this Annual Report on Form 10-K to the “Company”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings Limited and/or its subsidiaries, including Flagstone Reinsurance Limited, its wholly-owned Bermuda reinsurance company, Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company and any other direct or indirect wholly-owned subsidiary, unless the context suggests otherwise. References to “Flagstone” refer to Flagstone Reinsurance Limited and its wholly-owned subsidiaries. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA and its wholly-owned subsidiaries.  References in this Form 10-K to “dollars” or “$” are to the lawful currency of the United States of America, unless the context otherwise requires.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-K contains, and the Company may from time to time make, written or oral “forward-looking statements” within the meaning of the U.S. federal securities laws, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: market conditions affecting the Company’s common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the reinsurance industry; declining demand due to increased retentions by cedents and other factors; the impact of terrorist activities on the economy; and rating agency policies and practices.

These and other events that could cause actual results to differ are discussed in detail in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. federal securities laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.

ITEM 1.        BUSINESS

General Development

The Company, a reinsurance holding company, was incorporated under the laws of Bermuda in October 2005 and commenced operations in December 2005.  Through our operating subsidiaries, we write primarily property, property catastrophe and short-tail specialty and casualty reinsurance. We diversify our risks across business lines by risk zones, each of which combines a geographic zone with one or more types of peril (for example, Texas Windstorm). The majority of our reinsurance contracts contain loss limitation provisions such as fixed monetary limits to our exposure and per event caps. We specialize in underwriting where sufficient data exists to analyze effectively the risk/return profile, and where we are subject to legal systems we deem reasonably fair and reliable.

Our largest business is providing property catastrophe reinsurance coverage to a broad range of select insurance companies, primarily on an excess of loss basis. These policies provide coverage for claims arising from major natural catastrophes, such as hurricanes and earthquakes, in excess of a specified loss. We also provide coverage for claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires and tornados. Our specialty lines, which represent a growing proportion of our business, cover such risks as aviation, energy, accident and health, satellite, marine and workers’ compensation catastrophe.

Business Strategy

The Company is in the business of taking two kinds of risk which we refer to as our Franchise Risks: these are insurance risk and investment risk. Our goal with respect to these risks is to be well rewarded for the risks we take, and well diversified so as to produce an acceptable return on equity with moderate volatility. The ultimate responsibility for the levels of Franchise Risk rests with our Executive Chairman and our Chief Executive Officer, reporting to the Board of Directors. We endeavor to minimize other risks such as operational and reputational risks, which we refer to as Enterprise Risks, and the responsibility for managing them lies with our Chief Enterprise Risk Officer, reporting to the Chief Financial Officer and to the Audit Committee.

Our two primary financial goals are to maintain multiple credit ratings in the “A” range, and to produce growth in diluted book value per share, averaging 17% annually with moderate volatility.  We believe that prudent management of our underwriting risks, relative to our capital base, together with effective investment of our capital and premium income, will achieve our financial goals and deliver attractive risk-adjusted returns for our shareholders. To achieve this objective, our strategies are as follows:

Maintain our Continued Commitment to Diversified and Disciplined Underwriting. We will continue to use our disciplined and data-driven underwriting approach to select a diversified portfolio of risks that we believe will generate an attractive return on capital over the long term. Neither our underwriting nor our investment strategies are designed to generate smooth or predictable quarterly earnings, but rather to optimize growth in diluted book value per share over a moving three-year horizon.

Continue Our Focus on Risk Management. We treat risk management as an integral part of our underwriting and business management processes. Substantially all of our reinsurance contracts contain loss limitation provisions, and we will continue to limit our net exposure under those contracts to any single event. This limits our absolute exposure to peak risk zones and produces what we believe to be a more balanced portfolio. Our strategy of limiting our exposure by risk zone means that we expect lower returns than some of our competitors in years where there are lower than average catastrophe losses but that our capital will be better protected in the event of large losses.

Leverage and Expand Our Strong Broker and Customer Relationships. We will continue to strengthen our relationships with brokers and customers and build our franchise. We will seek to enhance our reputation with brokers by responding promptly to submissions, as quickly as within one business day, if necessary, and by providing a reasoned analysis to support our pricing. Members of our senior management team will continue to spend a significant amount of time meeting with brokers and potential new clients and strengthening existing relationships.

Employ a Sophisticated Investment Approach. A substantial allocation of our assets have been invested in high-grade fixed maturity securities, with the remainder generally invested in a diversity of other asset classes, such as U.S. equities, developed and emerging market equities, commodities, and cash equivalents. A smaller portion of our investments is allocated to private equity and real estate.  Our strategy has been designed to produce higher expected total returns on our portfolio while still maintaining sufficient liquidity to pay potential claims and preserving our excellent financial strength rating.

Leverage Our Efficient Global Operating Platform. We will continue to integrate and grow our global operating platform. We believe that by accessing lower cost, yet highly educated and qualified talent, selected from certain of our locations outside of Bermuda, and integrating them into our operations through our technology platform, we will be able to achieve greater capabilities than other Bermuda-based reinsurance companies of comparable capital size.

Expand into Attractive Markets. Our management team has considerable experience in evaluating various market opportunities in which our business may be strategically or financially expanded or enhanced. Such opportunities could take the form of quota share reinsurance contracts, joint ventures, renewal rights transactions, corporate acquisitions of another insurer or reinsurer, or the formation of insurance or reinsurance platforms in new markets. We believe the environment in the reinsurance and insurance markets will continue to produce opportunities for us, through organic expansion or through acquisitions, and that we are well qualified to evaluate and, as appropriate, take advantage of such opportunities.

Employ Our Capital Markets Expertise. The capital markets experience of our senior management team will be leveraged to access capital markets in innovative ways. For example, we have created Mont Fort Re Limited, or Mont Fort, an entity that raises capital from investors through offerings of its preferred shares, and uses the proceeds of those offerings to underwrite reinsurance ceded to it by Flagstone. Because we control both Mont Fort and Flagstone, and because Mont Fort benefits from Flagstone’s underwriting expertise and writes reinsurance only for Flagstone, this type of arrangement is often referred to as a sidecar. Through sidecars, we can optimize our retained risk profile while earning attractive fees for creating and managing these facilities.

Preserve Our Financial Position. We will continue to manage our capital prudently relative to our risk exposures in order to maximize sustainable long term growth in our diluted book value per common share. Our strategy of limiting our exposure by risk zone means that we may achieve lower returns than some of our competitors in years with lower than average catastrophe losses but that our capital will be better protected in the event of large losses. We are committed to maintaining our excellent capitalization, financial strength and ratings over the long term.

Segment Information

Management views the operations and management of the Company as one operating segment and does not differentiate its lines of business into separate reporting segments. We regularly review our financial results and assess our performance on the basis of our single operating segment.  Financial data relating to our segment is included in Note 18 to our Consolidated Financial Statements (Item 8 below).

Reinsurance Products and Operations

Reinsurance Products

We write primarily property, property catastrophe, and short-tail specialty and casualty reinsurance from our offices in Bermuda and Switzerland.  For a discussion of our Global Operating Platform, please see “Operations—Global Operating Platform” below.

Substantially all of the reinsurance products we currently seek to write are in the form of treaty reinsurance contracts. When we write treaty reinsurance contracts, we do not evaluate separately each of the individual risks assumed under the contracts and are therefore largely dependent on the individual underwriting decisions made by the cedent. Accordingly, as part of our initial review and renewal process, we carefully review and analyze the cedent’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty.

Our contracts can be written on either a pro rata or on an excess of loss basis, generally with a per-event cap. With respect to pro rata reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the cedent and typically provide a ceding commission to the client in order to pay for part of their business origination expenses. In the case of reinsurance written on an excess of loss basis, we receive the premium for the risk assumed and indemnify the cedent against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount.  For the years ended December 31, 2007 and 2006, our reinsurance contracts have been primarily written on an excess of loss basis.

The bulk of our portfolio of risks is assumed pursuant to traditional reinsurance contracts. We may also from time to time take underwriting risk by purchasing a catastrophe-linked bond, or via a transaction booked as an industry loss warranty (as described below under “Property Catastrophe Reinsurance”) or an indemnity swap. An indemnity swap is an agreement which provides for the exchange between two parties of different portfolios of catastrophe exposure with similar expected loss characteristics (for example, U.S. earthquake exposure for Asian earthquake exposure). We believe our internal capital markets experience is useful in being able to analyze and evaluate underwriting risks independently from their legal form. All underwriting risks, regardless of the form in which they are entered into, are managed by the underwriting team as part of our overall risk portfolio.

Presently, we primarily focus on writing the following products:

Property Catastrophe Reinsurance. Property catastrophe reinsurance contracts are typically “all risk” in nature, meaning that they protect against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as tornados, fires, winter storms, and floods (where the contract specifically provides for coverage). Losses on these contracts typically stem from direct property damage and business interruption. To date, property catastrophe reinsurance has been our most important product.

We write property catastrophe reinsurance primarily on an excess of loss basis. In the event of a loss, most contracts of this type require us to cover a subsequent event and generally provide for a premium to reinstate the coverage under the contract, which is referred to as a “reinstatement premium.” These contracts typically cover only specific regions or geographical areas, but may be on a worldwide basis.

We also provide industry loss warranty covers, which are triggered by loss and loss adjustment expenses incurred by the cedent and some pre-determined absolute level of industry-wide losses resulting from an insured event or by specific parameters of a defined event (such as a magnitude 8 earthquake or a category 4 hurricane).

Property Reinsurance. We also provide reinsurance on a pro rata share basis and per risk excess of loss basis. Per risk reinsurance protects insurance companies on their primary insurance risks on a single risk basis, for example, covering a single large building.

Short-tail Specialty and Casualty Reinsurance. We also provide short-tail specialty and casualty reinsurance for risks such as aviation, energy, accident and health, satellite, marine and workers’ compensation catastrophe. During 2008, we expect to continue increasing our specialty writings based on our assessment of the market environment. Most short-tail specialty and casualty reinsurance is written with loss limitation provisions.

Our short-tail casualty portfolio of risks focuses on selected classes, with an initial emphasis on workers’ compensation, personal accident catastrophe and “casualty clash” excess of loss reinsurance business. Under a casualty clash reinsurance agreement, the ceding insurer retains an amount which is generally higher than the limit on any one reinsured policy with the same insurer. Thus, two or more coverages, policies or lives must be involved in the same event for coverage to apply under the reinsurance agreement. For example, coverage under an automobile casualty clash reinsurance agreement would apply in the case of a multi-car accident in which several of the individuals involved have their own policies. Likewise, casualty clash coverage would be applicable in the case of an accident involving an insured commercial vehicle which resulted in a workers’ compensation claim against the same insured party by one of its employees.

For the years ended December 31, 2007 and 2006, approximately 70% of the risks we reinsured were related to natural catastrophes, such as hurricanes and earthquakes, in North America, the Caribbean and Europe, although we also have written a significant amount of catastrophe business in Japan and Australasia. Details of gross premiums written by line of business and by geographic area of risk insured are provided below:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
	($ in thousands)
Line of business
Property catastrophe	$411,566	71.3%	$219,102	72.4%
Property	94,503	16.4%	56,417	18.7%
Short-tail specialty and casualty	71,081	12.3%	26,970	8.9%
Total	$577,150	100.0%	$302,489	100.0%

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
	($ in thousands)
Geographic area of risk insured(1)
North America	$297,928	51.6%	$160,384	53.0%
Worldwide risks(2)	99,365	17.2%	37,815	12.5%
Europe	79,894	13.8%	45,737	15.1%
Caribbean	48,103	8.3%	10,291	3.4%
Japan and Australasia	39,547	6.9%	31,690	10.5%
Other	12,313	2.2%	16,572	5.5%
Total	$577,150	100.0%	$302,489	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	This geographic area includes contracts that cover risks primarily in two or more geographic zones.

Operations - Global Operating Platform

We have offices in Bermuda, Switzerland, India, the United Kingdom, Canada, Puerto Rico, Isle of Man and Dubai. Most of our senior management, primary underwriting and risk management functions are located in Bermuda and use the support services from the other offices, with lower operating costs or specialized functions, to deliver products and services to brokers and customers. This provides significant efficiencies in our operations and provides us with access to a large and highly qualified staff at a relatively low cost. We believe that we are positioned to perform and grow these functions outside of Bermuda to an extent that distinguishes us among Bermuda-based reinsurance companies of comparable capital size.

Our Bermuda-based underwriters are complemented with a separately licensed and staffed European underwriting platform, Flagstone Suisse based in Martigny in the canton of Valais, Switzerland. We believe that for many lines of business we can be more effective in marketing and attracting continental European business in Switzerland than in Bermuda, and that for many clients, a Swiss counterparty would be preferred. Through this local presence, we will be in a position to closely follow and respond effectively to the changing needs of the various European insurance markets. Flagstone Suisse is licensed by the Federal Office of Private Insurance, or FOPI, in Switzerland.

Our research and development efforts and part of our catastrophe modeling and risk analysis team are based in Hyderabad, India. Our office is located in the state of Andhra Pradesh, a region with many highly educated and talented financial analysis professionals, and the operating costs are substantially below those in Bermuda and Halifax.

In London, England, we have an international reinsurance marketing operation promoting Flagstone to international and multinational clients. Our U.K. operations work alongside our underwriters to develop global business opportunities and maintain relationships with existing clients.

In Halifax, Nova Scotia, Canada, we have a computer data center where we run support services such as accounting, claims, application support, administration and software development. Halifax has a concentration of university graduates with professional backgrounds and credentials in such areas as finance, information technology and science which are appropriate for our back-office functions. In general, the cost of employing a highly skilled work force in Halifax is lower than in Bermuda. In addition, Halifax is in the same time zone as Bermuda, which facilitates communications between our offices.

Our Puerto Rico office, established in 2007 and licensed with the Office of the Commissioner of Insurance of Puerto Rico, provides an underwriting platform targeting the Caribbean and Latin American regions, primarily on behalf of Flagstone Suisse.

In Dubai, we have established and licensed a reinsurance intermediary operation with the Dubai Financial Services Authority to provide marketing and underwriting support for the Middle East and North Africa on behalf of Flagstone and Flagstone Suisse.

We believe our operating platform affords us the capability and flexibility to deploy our capital and expertise strategically, efficiently and tactically throughout the global markets. For example, compared to our competitors, we believe these capabilities allow us to process new business submissions quickly and thoroughly, to review relatively more risks in the search for attractive opportunities and to explore new markets where the accumulation and analysis of data is a time-consuming activity.

Ratings

Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Rating organizations continually review the financial positions of insurers and reinsurers, including Flagstone.  The following are Flagstone’s and Flagstone Suisse’s current financial strength ratings from internationally recognized rating agencies:

Rating Agency	Financial Strength Rating
A. M. Best	A−	Excellent (Stable outlook)
Moody’s Investor Services	A3	Strong (Stable outlook)
Fitch	A-	Adequate (Stable outlook)

Our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In the event that we are downgraded by any of the agencies below where our ratings currently are, we believe our ability to write business would be adversely affected. In the normal course of business, we evaluate our capital needs to support the volume of business written in order to maintain our claims paying and financial strength ratings. We regularly provide financial information to rating agencies to both maintain and enhance existing ratings.

These ratings are not evaluations directed to investors in our securities or a recommendation to buy, sell or hold our securities. Our ratings may be revised or revoked at the sole discretion of the rating agencies.

Underwriting and Risk Management

We view underwriting and risk management as an integrated process. We commence work underwriting a risk only after we have an initial understanding of how its addition to our existing portfolio would impact our total single event loss potential by risk zone. After completing our detailed underwriting analysis, and before we provide an indication of terms and price, we ensure that we understand the change this risk will make in the overall risk of our insurance portfolio. We constantly review our global exposures as new opportunities are shown to us, as we bind new business, and as policies mature to ensure that we are continuously aware of our overall underwriting risk.  A principal focus of Flagstone is to develop and effectively utilize sophisticated computer models and other analytical tools to assess the risks that we underwrite and to optimize our portfolio of underwriting and investment risks.

Underwriting

Our principal underwriting objective is to create a balanced portfolio of risks, diversified by risk zone. Underwriting and pricing controls are exercised through our chief underwriting officers and our chief actuary. The underwriting team is supported by additional underwriters, catastrophe risk analysts, an actuarial team, a catastrophe modeling and research team and a full complement of underwriting administrative support positions.

We underwrite to specific disciplines as set out in our underwriting guidelines developed by our senior executives and approved by the Underwriting Committee of our Board of Directors. In general our underwriting and risk management approach is to:

●	focus on ceding insurers that are leaders in their geographic zone with high quality underlying data;
●	devote significant time and resources to data evaluation and cleansing;
●	use multiple analytical models to price each risk, including varying techniques and vendor models;
●	ensure correct application of vendor model options for each specific risk factor (such as demand surge, which is the tendency for costs such as construction to increase following a large catastrophe);
●	leverage our research and development team’s in-depth knowledge of the strengths and weaknesses of third-party models in pricing and risk selection;

subject all risks to peer review, which is the detailed review of each risk we plan to write by an underwriter other than the individual responsible for the transaction, and subject large risks to additional approval by the Chief Executive Officer, the Management Committee, or the Underwriting Committee of the Board of Directors, depending on the size of the risk; and

●	quickly reject risks that do not meet our requirements.

Risk Management

We apply an integrated approach to risk management, employing a variety of tools, both proprietary and commercially available, along with prudent analysis and management from actuarial and underwriting professionals.

We have invested significant resources in developing state of the art risk monitoring capabilities.  Our Multiple Operational Sourced and Integrated Control Database, that we refer to as our MOSAIC system, provides a flexible framework for assimilating various data and informational formats for risk modeling, pricing, underwriting and reporting.  Our proprietary systems allow us significant flexibility in evaluating our loss potential from a variety of commercial vendor models and varying segments of our business, primarily regional and peril.

Property catastrophe risks along with other aggregating exposures are monitored in a variety of fashions including probable maximum loss and absolute zonal limits exposed.  Internal risk guidelines govern the maximum levels of risk the Company may assume including size of individual risk commitments.  We limit risks on both an absolute zonal basis for property and probable maximum loss.

Probable Maximum Loss (“PML”).    We monitor our PML on both a per occurrence and annual aggregate basis as part of our internal risk guidelines.  Per occurrence refers to the potential size of loss from a given event versus annual aggregate, which involves the use of simulation to define hypothetical years containing sequences of events.  For example, Hurricanes Katrina, Wilma or Rita would qualify as individual events, but annual aggregate calculations identify the Company’s exposure to all three of these events occurring in a single year.

We also manage the risk of estimation error by applying limits in each of our risk zones, which we refer to as zonal limits. Substantially all of our contracts include loss limitation provisions, and we limit the amount of exposure to a single event loss for a particular peril that we can take on or retain from those contracts in any one risk zone. Our approach to risk control imposes an absolute limit on our net maximum potential loss for any single event in any one risk zone, which reduces the risk to Flagstone of model error or inaccuracy.

Ceded Reinsurance.   In addition to managing the risks in our portfolio by monitoring the zonal exposures resulting from each underwriting decision, we also may choose to protect our results and capital through the use of retrocessional coverage. This coverage may be purchased on an indemnity basis as well as on an industry basis (for example, industry loss warranties).

When we buy retrocessional coverage on an indemnity basis, we are paid for an agreed-upon portion of the losses we actually suffer. In contrast, when we buy an industry loss warranty cover, we are paid only if both the Company and the industry suffer a loss (as reported by one of a number of independent agencies) in excess of specified threshold amounts. With an industry loss warranty, we bear the risk that we may suffer a loss and yet receive no payment because the industry loss was less than the specified threshold amount.

We only purchase retrocessional coverage from reinsurers with a minimum financial strength rating of “A-” from A.M. Best or S&P or “A3” from Moody’s, from affiliates with whom we are able to control credit risk, or on a collateralized basis.

We cede business to our sidecar, Mont Fort. Mont Fort raises capital from third-party investors through offerings of its preferred shares, and uses the proceeds of those offerings to underwrite reinsurance which will be ceded to Mont Fort by Flagstone. Mont Fort is organized to establish segregated accounts, referred to as cells. Each cell of Mont Fort has a distinct business strategy, underwriting strategy and underwriting risk management program. Flagstone may also cede business to reinsurance companies other than Mont Fort.

We also use capital markets instruments for risk management (e.g., catastrophe-linked bonds, or catastrophe bonds, which is a type of financial instrument that is tied to a specific catastrophic event, and other forms of risk securitization) where the pricing and capacity is attractive and the structures provide a high degree of security and clear loss settlement procedures.

Program Limits.    We also seek to control our overall exposure to risk by limiting the amount of reinsurance we will supply in accordance with a particular program or contract. This helps us to diversify within and across risk zones. Our Underwriting Committee sets an absolute dollar limit on our maximum exposure to any one program or contract, which may be exceeded for specific situations at the discretion of the Underwriting Committee.

Marketing and Distribution

Our customers generally are sophisticated, long-established insurers who seek the assurance not only that claims will be paid but also that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to adversely affect our clients’ financial results from time to time, and we believe that our financial stability, ratings, growth of capital, client service and innovation are essential for creating long-term relationships. We believe that such relationships are critical to creating long-term value for the Company and for our shareholders.

The majority of our business is produced through brokers and reinsurance intermediaries who receive a brokerage commission on industry standard terms, usually equal to a percentage of gross premiums. We seek to become the first choice of brokers and clients by providing:

●	a high level of technical expertise in the risks we write;
●	rapid and informed quoting;
●	timely payment of claims;
●	large capacity within our underwriting guidelines on the high quality clients we target; and
●	clear indications of the classes of risks we will and will not write.

Our objective is to build long-term relationships with key reinsurance brokers, such as Aon Re Worldwide, Benfield Group Limited, Guy Carpenter & Company, Inc. and Willis Group Holdings Ltd., and with many ceding companies.

The following table sets forth the Company’s gross premiums written by broker:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
	($ in thousands)
Name of broker
Guy Carpenter	$153,781	26.6%	$49,845	16.5%
Benfield	149,651	25.9%	78,217	25.9%
Aon Re Worldwide	96,013	16.6%	63,675	21.1%
Willis Group	77,030	13.3%	72,424	23.9%
Other brokers	100,675	17.6%	38,328	12.6%
Total	$577,150	100.0%	$302,489	100.0%

We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. We meet frequently in Bermuda and elsewhere with brokers and senior representatives of clients and prospective clients.

Claims Management

The Company’s claims management process is initiated upon receipt of reports from ceding companies.

An initial review is conducted by a claims analyst who uses our proprietary claims validation tools to ensure correct loss and reinstatement premium calculations prior to approval/entry into our underwriting/claims/accounting system.

Underwriters, underwriting managers, claims management and senior management review claims submissions for authorization prior to entry and settlement. These authorizations, additional management approvals and claims statuses are governed through our custom claims workflow system. This is a key control in our claims process.

On occasions where legal contract review is necessary, claims are subject to internal legal review from counsel. Once the validity of the given claim is established, responsibility for management of the claim is transferred to our claims department. As the claim develops, the claims department is empowered to draw on those resources, both internal and external, it deems appropriate to settle the claim appropriately.

Where necessary, we will conduct or contract for on-site audits periodically, particularly for large accounts and for those whose performance differs from our expectations. Through these audits, we will be able to evaluate ceding companies’ claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

Loss Reserves

Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred.  Loss and loss adjustment expense reserves (or loss reserves) are typically comprised of (1) case reserves, which are established for specific, individual reported claims and (2) reserves for losses that have been incurred but for which claims have not yet been reported to us, referred to as incurred but not reported, or IBNR, reserves. Our estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claims severity and frequency and other variable factors such as inflation. It is likely that the ultimate liability will be greater or less than such estimates and that, at times, this variance will be material.

The Company’s actuarial group performs a quarterly loss reserve analysis on a contract by contract basis. This analysis incorporates specific exposures, loss payment and reporting patterns, as well as additional loss-sensitive contractual features such as reinstatement premiums, profit commissions, and other relevant factors. This process involves the segregation of risks between catastrophic and non-catastrophic risks to ensure appropriate treatment.

For our property and other catastrophe policies, we initially establish our loss reserves based on loss payments and case reserves reported by ceding companies. We then add to these case reserves our estimates for IBNR. To establish our IBNR estimates, in addition to the loss information and estimates communicated by cedents, we also use industry information, knowledge of the business written by us, management’s judgment and general market trends observed from our underwriting activities. We may also use our computer-based vendor and proprietary modeling systems to measure and estimate loss exposure under the actual event scenario, if available. Although the loss modeling systems assist with the analysis of the underlying loss, and provide us with information and the ability to perform an enhanced analysis, the estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty of property catastrophe claims and the unique characteristics of each loss.

For non-catastrophe business, we utilize a variety of standard actuarial methods in our analysis. The selections from these various methods are based on the loss development characteristics of the specific line of business and specific contracts. The actuarial methods we use to perform our quarterly contract by contract loss reserve analysis include: Paid Loss Development Method, Reported Loss Development Method, Expected Loss Ratio Method, Bornheutter-Ferguson Paid Loss Method and Bornheutter-Ferguson Reported Loss Method. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves”.

We reaffirm the validity of the assumptions we use in the reserving process on a quarterly basis during an internal review process. During this process the actuaries verify that the assumptions continue to form a sound basis for projection of future liabilities.

Although we believe that we are prudent in our assumptions and methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the quarter in which they are identified. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to our financial condition or results of operations in any particular period. We regularly review and update these estimates, using the most current information available to us.

Our estimates are reviewed annually by an independent actuary in order to provide additional insight into the reasonableness of our loss reserves.

      The Company’s reserve development is composed of the change in ultimate losses from what the Company originally estimated as well as the impact of the foreign exchange revaluation on reserves.  The re-estimated ultimate claims and claim expenses reflect additional information received from cedents or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year.  A redundancy (or deficiency) arises when the re-estimation of reserves is less (or greater) than previously estimated at the preceding year-end.  The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves.  Annual changes in the estimates are reflected in the income statement for each year, as the liabilities are re-estimated.  Reserves denominated in foreign currencies are revalued at each year-end’s foreign exchange rates. The following table presents the development of our loss and loss adjustment expense reserves for December 31, 2006 through December 31, 2007, and the breakdown of our loss and loss adjustment expense reserves as at December 31, 2007 per accident year, net of claims paid (in thousands of U.S. dollars):

	Initial Estimate of Ultimate Claims and Claim	Re-estimated Ultimate Claims and Claim Expenses as of December 31, 2007		Cumulative Redundancy	% Decrease	Loss and Loss Adjustment Expense	% of Claims
	Expense	2006	2007	(Deficiency)	(Increase)	Reserves	Unpaid
Accident year 2006	$26,660	$26,660	$22,785	$3,875	14.5%	$11,693	51.3%
Accident year 2007	199,223	-	199,223	-	-	166,559	83.6%
Foreign exchange on reserves	-	-	-	-	-	2,726	-
	$225,883	$26,660	$222,008	$3,875	1.7%	$180,978	81.5%

Investments

The investment management guidelines of the Company are set by the Finance Committee of our Board of Directors. The Finance Committee establishes investment policies and guidelines for both internal and external investment managers.

When the Company was formed, the Finance Committee decided to invest initially in a conventional portfolio consisting of mainly high grade bonds and a 10% component of passive U.S. equities. This was decided in order to simplify our initial credit rating process and to allow Company management to focus on underwriting the insurance risks rather than managing the investment portfolio. This portfolio was an appropriate component of our initial strategy to accomplish our first year’s business objectives; however, it was not the optimum portfolio to achieve our long term primary financial objective of growth in diluted book value per share.

Subsequently, the Finance Committee conducted a comprehensive asset allocation study, consistent with modern practice in portfolio optimization, and developed a sophisticated optimization model using asset classes the Company is allowed to invest in from fiscal, regulatory, and liquidity aspects. The model aims at achieving higher expected total returns while maintaining adequate liquidity to pay potential claims and preserving our financial strength rating. The asset class composition of the model output includes a significant allocation to high grade fixed maturities securities, with the balance invested between other asset classes, such as U.S. equities, developed and emerging market equities, commodities and cash equivalents. A smaller portion of investments is allocated to private equity, real estate and hedge funds. We started the gradual implementation of the optimum portfolio driven by the model output in late 2006, through a combination of internal and external portfolio managers.

Tactically, we have very small (about 2%) exposure to hedge funds, and a strong bias against active management in favor of indexing and passive securities, that are generally the most liquid. A number of our equity and other exposure implementations use futures contracts and swaps, whereas the assets in a short term portfolio, managed by external managers, back the futures contracts as if those assets were pledged and not available for liquidity purposes. This implementation strategy gives us a low cost and efficient way, using a mixture of passive assets and outside managers to complement our in-house capability for overall portfolio management, liquidity management and hedging.  With the incorporation of our Swiss entity, we reoptimized the portfolio in February 2007, introducing four new asset classes comprising Swiss bonds, Swiss equity, Euro equity, and Swiss short term investments. The model is allowed to allocate only the Swiss entity capital portion to these newly introduced asset classes.

During 2007, for the majority of the asset class strategies we have been able to achieve investment returns in line with expected benchmark returns, within acceptable tracking error. In the fourth quarter of 2007, we performed our annual portfolio optimization exercise and reran our model based on a revised allocation approval from A.M. Best.  In December 2007, we completed the majority of our rebalancing based on our updated model. The current allocation still keeps the high grade fixed maturity component similar to previous levels, but achieves a better diversification among the other asset classes. In particular, there is now less allocation to U.S. equity and higher allocation to non-U.S. equity and commodities. The portfolio implementation methodology remains the same as before.

Sub-prime Exposure

As at December 31, 2007 the Company had no sub-prime exposure in our portfolio. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Investments” below for further details.

Competition

The reinsurance industry is highly competitive. We compete with major and mid-sized U.S., Bermuda and other international reinsurers, some of which have greater financial, marketing and management resources than we do. We also compete with government-sponsored insurers and reinsurers, and with new companies which continue to be formed to enter the reinsurance market. In addition, established competitors have completed or may be planning to complete additional capital raising transactions. Capital markets also offer alternative products that are intended to compete with traditional reinsurance products.

In particular, we compete with reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Reinsurance Ltd., AXIS Capital Holdings Ltd., Lloyd’s of London, Montpelier Re Holdings Ltd., RenaissanceRe Holdings Ltd., XL Re Ltd., and similar companies.

Competition in the types of business that we underwrite is based on many factors, including:

●	premiums charged and contractual terms and conditions offered;
●	services provided, products offered and scope of business (both by size and geographic location);
●	strength of client relationships;
●	financial strength ratings assigned by independent rating agencies;
●	speed of claims payment;
●	reputation;
●	perceived financial strength; and
●	experience of the reinsurer in the line of reinsurance to be written.

Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms, which could adversely impact our growth and profitability. In addition, capital market participants have recently created alternative products, such as catastrophe bonds, that are intended to compete with reinsurance products.  We believe that we are well positioned in terms of client services and underwriting expertise. We also believe that our capitalization and strong financial ratios provide us with a competitive advantage in the marketplace.

Other Subsidiaries

Mont Fort

We own all of the outstanding common shares of Mont Fort. Mont Fort is organized under the laws of Bermuda as an exempted company which is registered as a general business Class 3 insurer and is also registered as a “segregated accounts” company under the Bermuda Segregated Accounts Companies Act 2000 (as amended), or the SAC Act. The SAC Act enables Mont Fort to establish segregated accounts, referred to as cells. Each cell of Mont Fort has a distinct business strategy, underwriting strategy and underwriting risk management program. Each cell of Mont Fort raises capital through preferred shares issued by Mont Fort and linked to that cell, underwrites its own risks and, to the fullest extent provided by the SAC Act, is solely responsible for liabilities arising from those risks. Each cell uses the proceeds of those offerings to underwrite reinsurance which will be ceded to Mont Fort by Flagstone.

On June 6, 2006, Mont Fort closed an offering of preferred shares relating to its first cell, Mont Fort ILW, which yielded gross proceeds of $60.0 million including investments by Flagstone of $5.0 million (8.3%) and LB I Group Inc., or LB I, of $50.0 million (83.3%).  LB I is a related party due to its investment in common shares of the Company.  On August 28, 2006, Mont Fort repurchased the preferred shares held by Flagstone for $5.1 million. As at December 31, 2006, and for the year ended December 31, 2006, in accordance with Financial Accounting Standards Board (“ FASB”) Interpretation No. 46, as revised, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“ FIN 46(R)”), the Company had determined that Mont Fort was a Variable Interest Entity (“VIE”). The Company was not considered to be the primary beneficiary and therefore, was not required to consolidate Mont Fort into its financial statements. The Company was deemed to have significant influence over the operating and financial policies of Mont Fort due to its board representation and 100% voting interests. Therefore Mont Fort was accounted for under the equity method of accounting. Under this method, the Company recorded all of the income or loss from the general account of Mont Fort but no income or losses arising from the activities of the segregated account of Mont Fort.

On January 2, 2007, Mont Fort closed an offering of preferred shares relating to its second cell, Mont Fort ILW 2 Cell, which we refer to as Mont Fort ILW 2, which yielded gross proceeds of $55.0 million from LB I.  Mont Fort, in respect of Mont Fort ILW 2, entered into a quota share reinsurance contract with Flagstone under which Flagstone assumes 8.3% of the business written by Mont Fort ILW 2.

On January 12, 2007, Mont Fort closed an offering of preferred shares relating to a third cell, Mont Fort High Layer or Mont Fort HL, which yielded gross proceeds of $28.1 million. The investor in Mont Fort HL is Newcastle Special Opportunity Fund V, L.P., an entity with no previous investments or affiliations with the Company or with Mont Fort. Mont Fort, in respect of Mont Fort HL, entered into a quota share reinsurance contract with Flagstone under which Flagstone assumes 9.0% of the business written by Mont Fort HL.

The Company determined that the establishment of these cells was a reconsideration event under the provisions of paragraph 7 and paragraph 15 of FIN 46(R). Consequently, the Company assessed whether or not Mont Fort continues to be a VIE and, if so, whether the Company or another party was Mont Fort’s primary beneficiary. The Company assessed the impact of these reconsideration events on its results and financial position, and concluded that the establishment of the Mont Fort HL cell on January 12, 2007 was the reconsideration event that resulted in the Company being the primary beneficiary of Mont Fort. As such, the results of Mont Fort are included in the Company’s consolidated financial statements with effect from January 12, 2007. The portions of Mont Fort’s net income and shareholders’ equity attributable to holders of the preferred shares for the year ended December 31, 2007 are recorded in the consolidated financial statements of the Company as minority interest.

In addition, we do not count Mont Fort’s contracts against our zonal limits or otherwise consider Mont Fort as a subsidiary for our underwriting and risk management procedures.

Island Heritage

Island Heritage Holdings Company, or Island Heritage, is a property insurer based in the Cayman Islands which primarily is in the business of insuring homes, condominiums and office buildings in the Caribbean region.  On July 3, 2007, we purchased 73,110 shares (representing a 21.4% interest) in Island Heritage for a purchase price of $12.6 million. With this acquisition, we took a controlling interest in Island Heritage by increasing its ownership to 54.6% of the voting shares.  We had previously acquired 33.2% of the shares through three purchases in March 2006 (18.7% interest), October 2006 (9.8% interest) and May 2007 (4.7% interest).  Following the acquisition, the Company’s representation on Island Heritage’s board and the close working relationship with its management allows us to promote and support best practices in the underwriting of Island Heritage’s underlying business and to consequently enhance the quality of data available to Flagstone to underwrite the reinsurance of such business.

As a result of the acquisition of the controlling interest, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest in the Company’s consolidated financial statements.

Employees

The Company had 270 employees at December 31, 2007.  We believe that our relations with our employees are generally good.

Regulation

The business of reinsurance is now regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. As a holding company, Flagstone Reinsurance Holdings Limited is not subject to Bermuda insurance regulations, but its various operating subsidiaries are subject to regulations as follows:

Bermuda Insurance Regulation

The Insurance Act.   As a holding company, we are not subject to Bermuda insurance law and regulations. However, the Bermuda Insurance Act 1978 of Bermuda, as amended, which we refer to as the Insurance Act, and related regulations, regulate the insurance business of Flagstone. The Insurance Act provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”), which is responsible for the day-to-day supervision of insurers. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. Under the Insurance Act, insurance business includes reinsurance business. The continued registration of a company as an insurer under the Insurance Act is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions, and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers.     The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the most onerous regulation with the strictest limits on their types of business. Flagstone and Mont Fort are registered to carry on general business as Class 4 and Class 3 insurers in Bermuda, respectively, and are regulated as such under the Insurance Act. Flagstone and Mont Fort will not be permitted to carry on long-term business. In general, long-term business includes life and long-term disability insurance.

Cancellation of Insurer’s Registration.   An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative.   An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.

Independent Approved Auditor.     Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Flagstone, are required to be filed annually with the BMA. The independent auditor of Flagstone must be approved by the BMA and may be the same person or firm which audits Flagstone’s financial statements and reports for presentation to its shareholders. Flagstone’s independent auditor is Deloitte & Touche, Bermuda.

Loss Reserve Specialist.   As a registered Class 4 insurer, Flagstone is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified property casualty actuary, must be approved by the BMA.  Our Chief Actuary has been approved as our loss reserve specialist.

Statutory Financial Statement.   Flagstone must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Flagstone is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are distinct from the financial statements prepared for presentation to the shareholder of Flagstone (which is the Company) under the Companies Act, which financial statements are prepared in accordance with U.S. GAAP. Flagstone, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

Annual Statutory Financial Return.    Flagstone is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of such insurer, solvency certificates, the statutory financial statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Solvency Margin and Restrictions on Dividends and Distributions.   Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as Flagstone, must exceed the amount of its general business liabilities by a prescribed amount. Flagstone is subject to the following conditions:

●	is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:
º	100 million Bermuda dollars; or
º	50% of net premiums written (being gross premiums written less any premiums ceded by Flagstone but Flagstone may not deduct more than 25% of ceded premiums when computing net premiums written); or
º	15% of net losses and loss adjustment expense reserves
●
is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Flagstone will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

●
is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins;

●
is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

●
is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to 75 million Bermuda dollars or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Minimum Liquidity Ratio.      The Insurance Act provides a minimum liquidity ratio for general business insurers, such as Flagstone. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. Relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax, sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees.

Supervision, Investigation and Intervention.       The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

If it appears to the BMA that there is a risk of Flagstone becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer:  (1) not to take on any new insurance business; (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; (3) not to make certain investments; (4) to realize certain investments; (5) to maintain in, or transfer to the custody of a specified bank, certain assets; (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments; (7) to limit its premium income; (8) to remove a controller or officer; and/or (9) to file a petition for the winding up of the Company.

Disclosure of Information.    In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. The BMA also may assist other regulatory authorities, including foreign insurance regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda, subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority, and the BMA must consider whether to co-operate is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Under the Companies Act, the Minister of Finance has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions. The Minister’s powers include requiring a person to furnish him with information, to produce documents to him, to attend and answer questions and to give assistance in connection with enquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, among other things, whether it is in the public interest to give the information sought.

Certain Other Bermuda Law Considerations

Both the Company and Flagstone are incorporated as exempted companies limited by shares under the Companies Act. Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As a result, we are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but we may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister of Finance, participate in certain business transactions, including:

●
the acquisition or holding of land in Bermuda, except land held by way of lease or tenancy agreement which is required for our business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for our officers and employees and held with the consent of the Bermuda Minister of Finance for a term not exceeding 21 years;

●	the taking of mortgages on land in Bermuda in excess of 50,000 Bermuda dollars;
●	the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities; or
●	subject to some exceptions, the carrying on of business of any kind in Bermuda for which we are not licensed in Bermuda.

While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

The Company and Flagstone will each also need to comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus. Under the Companies Act, a company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Issued share capital is the aggregate par value of a company’s issued shares, and the share premium account is the aggregate amount paid for issued shares over and above their par value. Share premium accounts may be reduced in certain limited circumstances. The Companies Act also regulates return of capital, reduction of capital and any repurchase or redemption of shares by the Company. In addition, as discussed above under “Bermuda Insurance Regulation”, certain provisions of the Insurance Act will limit Flagstone’s ability to pay dividends to us.

As part of the BMA’s ongoing review of Bermuda’s insurance supervisory framework, the BMA is introducing a new risk-based capital model, or BSCR, as a tool to assist other insurers and the BMA in measuring risk and determining appropriate capitalization.  It is expected that formal legislation will become effective in 2008.  In addition, the BMA intends to allow insurers to apply to the BMA to use their own internal capital models if its internal capital model better reflects its risk and capitalization profile.  We do not currently believe our capital requirements will be impacted by the new regulations.

Although we are incorporated in Bermuda, both the Company and Flagstone have been designated as non-resident for exchange control purposes by the BMA. Both the Company and Flagstone are required to obtain the permission of the BMA for the issue and free transferability of all of their common shares. However, the BMA has pursuant to its statement of June 1, 2005 given its general permission under the Exchange Control Act 1972 (and its related regulations) for the issue and transfer of the common shares of the Company to persons not resident in Bermuda for exchange control purposes, subject to the condition that our common shares shall be listed on an appointed stock exchange (as designated by the Bermuda Minister of Finance under Section 2(9) of the Companies Act), which includes the New York Stock Exchange. This general permission would cease to apply if the Company’s shares were to cease to be so listed. Any person who becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of the Company must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having become such a holder, whichever is later. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their shareholding in us and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

The transfer and issuance of our common shares to any resident in Bermuda for exchange control purposes require specific prior approval under the Exchange Control Act 1972. The BMA has granted its consent to the issue and transfer of up to 20% of the Company’s common shares in issue to persons resident in Bermuda for exchange control purposes, provided no one such person owns more than 10% of the common shares, and has also given an additional specific consent that Haverford (Bermuda) Ltd. (“Haverford”) may hold, and our Executive Chairman, Mr. Byrne, and our Chief Executive Officer, Mr. Brown, each may beneficially own, 10% or more of the common shares. Because the Company and Flagstone are designated as non-resident for Bermuda exchange control purposes, they are allowed to engage in transactions, and to pay dividends to Bermuda non-residents who are holders of our common shares, in currencies other than the Bermuda dollar.

In accordance with Bermuda law, share certificates are issued only in the names of corporations, other separate legal entities or individuals. In the case of an applicant acting in a special capacity (for example, as an executor or trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any such special capacity, we are not bound to investigate or incur any responsibility in respect of the proper administration of any such estate or trust. We will take no notice of any trust applicable to any of our common shares whether or not we have notice of such trust.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of a permanent resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a policy limiting the duration of work permits to six years, with certain exemptions for key employees. We may not be able to use the services of one or more of our key employees in Bermuda if we are not able to obtain work permits for them, which could have an adverse effect on our business. In addition, exempted companies, such as the Company and Flagstone, must comply with Bermuda resident representation provisions under the Companies Act, which require that a minimum number of offices must be filled by persons who are ordinarily resident in Bermuda. We do not believe that such compliance will result in any material expense to us.

The Bermuda government actively encourages foreign investment in “exempted” entities like the Company and Flagstone that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, the Company and Flagstone will not be subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda until March 28, 2016.

Other Jurisdictions

Overview

We conduct business through our Bermuda office, with our research and development effort and part of our catastrophe modeling and risk analysis team in Hyderabad, India, underwriting in our Martigny, Switzerland office, global marketing and business development in our London, England office and back office and operational support in our Halifax, Canada office. We do not intend to conduct any activities which may constitute the actual transaction of the business of insurance in any jurisdiction in which Flagstone or any other subsidiary of the Company is not licensed or otherwise authorized to engage in such activities. However, the definition of such activities is in some jurisdictions ambiguous and susceptible to judicial interpretation. Accordingly, there can be no assurance that enquiries or challenges to our insurance activities in such jurisdictions will not be raised in the future or that our location or regulatory status, or restrictions on its activities resulting therefrom, will not adversely affect us.

In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements governing “credit for reinsurance” in other jurisdictions in which its ceding companies are located. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. Because Flagstone will not be licensed, accredited or approved in any jurisdiction except Bermuda, Flagstone expects that in certain instances its reinsurance clients will require it to post a letter of credit or enter into other security arrangements.

Switzerland

Our Swiss subsidiary, Flagstone Suisse, is headquartered in Martigny, Switzerland and has a representative office in Zurich. Flagstone Suisse is licensed by the FOPI in Switzerland to conduct reinsurance business in accordance with the Federal Insurance Supervisory Law, or ISL.

The conduct of reinsurance business by a company headquartered in Switzerland requires a license granted by FOPI. In addition, various regulatory requirements must be satisfied, as set forth primarily by the three following sets of rules and regulations:

●	the ISL;
●	the Federal Insurance Supervision Ordinance; and
●	the FOPI Supervision Decree.

Under Swiss rules and regulations, Swiss reinsurance companies are generally subject to the same provisions that apply to direct insurers, and include the following obligations:

●	sound corporate governance;
●	minimum capital and capital resource requirements;
●	internal risk management and control procedures;
●
appointment of an independent and properly qualified actuary responsible for ensuring that solvency margins are calculated correctly, proper accounting principles are used, and adequate technical reserves are established; and

●	compliance with the Swiss Solvency Test (“SST”) requirements.

The SST requires that a company have adequate and unencumbered capital of its own at its disposal for all of its activities (solvency margin requirements), as determined under two methods of calculation: first, based on the volume of business (Solvency I); and second, based on the risks to which the insurance company is exposed (Solvency II).

Flagstone Suisse is required to comply with each of the requirements above, as well as various reporting requirements which include the following: Flagstone Suisse will be required to prepare an annual report at the end of each financial year on the solvency margins available, as well as an annual report on the calculation of target capital and on risk bearing capital. Flagstone Suisse will also be required to prepare a corporate report and a report on supervision. The report on supervision is to be submitted to FOPI by June 30 of each year in electronic form together with the annual report.

Where You Can Find More Information

The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, are available free of charge through the investor information pages of its website, located at www.flagstonere.bm. Alternatively, the public may read or copy the Company’s filings with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http:// www.sec.gov).

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-K and other documents we file with the SEC include the following:

Risks Related to the Reinsurance Business

The reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity which may result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions.

The reinsurance industry has historically been a cyclical business. Reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of underwriting capacity, general economic conditions and other factors. The supply of reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry.

As a result, the reinsurance business historically has been characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permit favorable premium rates and policy terms and conditions. These cycles have varied by line of business as the level of supply and demand for any particular class of reinsurance risk does not always coincide with that for other classes of risk.

Risks Related to the Company

Claims arising from unpredictable and severe catastrophic events could reduce our earnings and shareholders’ equity and limit our ability to write new insurance policies.

Our reinsurance operations expose us to claims arising out of unpredictable natural and other catastrophic events, such as hurricanes, windstorms, tsunamis, severe winter weather, earthquakes, floods, fires and explosions. In recent years, the frequency of major weather-related catastrophes has increased.

The extent of losses from catastrophes is a function of both the number and severity of the insured events and the total amount of insured exposure in the areas affected. Increases in the value and concentrations of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could adversely affect our financial condition, possibly to the extent of eliminating our shareholders’ equity. Our ability to write new reinsurance policies could also be impacted as a result of corresponding reductions in our capital.

Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations.

We may experience significant losses on short notice, which may require us to liquidate our investments rapidly and may limit our ability to write new insurance policies.

Catastrophes such as hurricanes, windstorms, tsunamis, severe winter weather, earthquakes, floods, fires and explosions are difficult to predict. By reinsuring the damages resulting from these catastrophes, we subject ourselves to large potential claims that may arise on short notice. To meet our obligations with respect to those claims, we may be forced to liquidate some of our investments rapidly, which may involve selling a portion of our investments into a depressed market. Those sales would decrease our liquidity, our returns from our investments, and our underwriting capacity.

If our risk management and loss limitation methods fail to adequately manage our exposure to losses from catastrophic events, the losses we incur from a catastrophic event could be materially higher than our expectations and our financial condition and results of operations could be adversely affected.

We manage our exposure to catastrophic losses by analyzing the probability and severity of the occurrence of catastrophic events and the impact of such events on our overall reinsurance and investment portfolio. We use various tools to analyze and manage the reinsurance exposures we assume from ceding companies and risks from a catastrophic event that could impact on our investment portfolio. Among the most important of these is proprietary risk modeling software which we have developed and currently utilize, and on which we expect to rely on to an increasing extent over time. Our proprietary risk modeling software enables us to assess the adequacy of risk pricing and to monitor our overall exposure to risk in correlated geographic zones. We cannot assure you that the models and assumptions used by the software will accurately predict losses in all situations. Further, we cannot assure you that it is free of defects in the modeling logic or in the software code.

In addition, much of the information that we enter into our risk modeling software is based on third-party data that we believe but cannot assure to be reliable, and estimates and assumptions that are dependent on many variables, such as assumptions about loss adjustment expenses, insurance-to-value, storm intensity in the aftermath of weather-related catastrophes and demand surge, which is the temporary inflation of costs for building materials and labor resulting from increased demand for rebuilding services in the aftermath of a catastrophe. Accordingly, if the estimates and assumptions that we enter into our proprietary risk model are incorrect, or if our proprietary risk model proves to be an inaccurate forecasting tool, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our financial condition and results of operations could be adversely affected.

We also seek to limit our loss exposure through loss limitation provisions in our policies, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to assure that our policies are legally interpreted as we intend. We cannot assure you that these contractual provisions will be enforceable in the manner we expect or that disputes relating to coverage will be resolved in our favor. If the loss limitation provisions in our policies are not enforceable or disputes arise concerning the application of such provisions, the losses we might incur from a catastrophic event could be materially higher than our expectations, and our financial condition and results of operations could be adversely affected.

If we underestimate our loss reserves, so that they are inadequate to cover our ultimate liability for losses, the underestimation could materially adversely affect our financial condition and results of operations.

We are required to maintain adequate reserves to cover our estimated ultimate liabilities for loss and loss adjustment expenses. These reserves are estimates based on actuarial and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Our success depends on our ability to accurately assess the risks associated with the businesses and properties that we reinsure. If unpredictable catastrophic events occur, or if we fail to adequately manage our exposure to losses or fail to adequately estimate our future reserve requirements, our actual loss and loss adjustment expenses may deviate, perhaps substantially, from our future reserve estimates.

Loss and loss adjustment expense reserves (or loss reserves) are typically comprised of  case reserves and IBNR reserves. Our IBNR reserves include a provision for unknown future development on loss and loss adjustment expenses which are known to us. However, under U.S. GAAP, we are not permitted to establish loss reserves with respect to our property catastrophe reinsurance until an event which gives rise to a claim occurs. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside on our financial statements, with no allowance for the provision of loss reserves to account for possible other future losses with respect to our property catastrophe reinsurance. Our loss reserve estimates do not represent an exact calculation of liability. Rather, they are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other variable factors such as inflation. Establishing an appropriate level of our loss reserve estimates is an inherently uncertain process. It is likely that the ultimate liability will be greater or less than these estimates and that, at times, this variance will be material. Our future reserve estimates are refined continually as experience develops and claims are reported and settled. In addition, as a broker market reinsurer, reserving for our business can involve added uncertainty. Because we depend on information from ceding companies, there is a time lag inherent in reporting information from the primary insurer to us, and ceding companies have differing reserving practices. Moreover, these uncertainties are greater for reinsurers like us than for reinsurers with a longer operating history because we do not yet have an established loss history. Because of this uncertainty, it is possible that our estimates for reserves at any given time could prove inadequate.

To the extent we determine that actual losses and loss adjustment expenses from events which have occurred exceed our expectations and loss reserves reflected in our financial statements, we will be required to immediately reflect these changes. This could cause a sudden and material increase in our liabilities and a reduction in our profitability, including operating losses and reduction of capital, which could materially restrict our ability to write new business and adversely affect our financial condition and results of operations.

Our historical financial results may not accurately indicate our future performance due to our limited operating history and the low number of catastrophic storms experienced globally in 2006 and 2007.

We were formed in October 2005 and commenced operations in December 2005, and thus we have a limited operating and financial history. As a result, there is limited historical financial and operating information available to help you evaluate our past performance. We are a developing company and face substantial business and financial risks and may suffer significant losses. We must successfully establish operating procedures, hire staff, install information management and other systems, establish facilities and obtain licenses, as well as take other steps necessary to conduct our intended business activities. As a result of these risks, it is possible that we may not be successful in implementing our business strategy or completing the development of the infrastructure necessary to run our business.

While neither 2007 nor 2006 was characterized by North American landfalling windstorm events resulting in material industry losses, we believe, and recent scientific studies have indicated, that the frequency of hurricanes has increased and may further increase in the future relative to the historical experience over the past 100 years. We continuously monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information, such as these studies. However, it is possible that, even after these adjustments, we have underestimated the frequency or severity of hurricanes or other catastrophes.  Accordingly, we believe that our financial results for the year ended December 31, 2007 may not be indicative of our financial results for future periods when we expect major storm occurrences will be more frequent than those experienced in 2006 and 2007.  As of December 31, 2007, we have not experienced any major catastrophe events such as those experienced by the industry in 2005 (Hurricanes Katrina, Rita and Wilma) and the events of September 11, 2001, and therefore, it is uncertain how our business model or risk controls would respond to these catastrophes.  For North America, the largest catastrophic event we experienced was the California Wildfires occurring in early December 2007.  Losses from other major landfalling hurricanes did not materialize despite the potential of several major hurricanes passing through the Gulf of Mexico.  Further, we believe that the lower hurricane activity in 2006 and 2007 will increase the available capacity of many reinsurers and thereby increase competition for new business, which could result in lower premium rates, increased customer acquisition expenses, and less favorable policy terms and conditions.

A failure to attract and retain key personnel could impede the implementation of our business strategy, reduce our revenues and decrease our operational effectiveness.

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of David Brown, our Chief Executive Officer; Mark Byrne, the Executive Chairman of our Board of Directors; James O’Shaughnessy, our Chief Financial Officer; Gary Prestia, our Chief Underwriting Officer—North America; Guy Swayne, the Chief Executive Officer of Flagstone Suisse; and David Flitman, our Chief Actuary, among other key employees. Although we are not aware of any planned departures, the loss of any of their services or the services of other members of our management team or difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of the above named executives, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreements for Messrs. Byrne and Brown provide that either party may terminate their agreement upon 365 days’ advance written notice, the employment agreements with Messrs. O’Shaughnessy, Prestia and Swayne provide that either party may terminate the agreement upon 180 days’ advance written notice, and the employment agreement with Mr. Flitman provides that either party may terminate the agreement upon 90 days’ advance written notice. We do not currently maintain key man life insurance policies with respect to them or any of our other employees.

We are dependent on the policies, procedures and expertise of ceding companies; these companies may fail to accurately assess the risks they underwrite, which may lead us to inaccurately assess the risks we assume. As a result, we could face significant underwriting losses on these contracts.

Because we participate in reinsurance markets, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We face the risk that these ceding companies may fail to accurately assess the risks that they underwrite initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates, we could face significant underwriting losses on these contracts.

We depend on a small number of reinsurance brokers for a large portion of our revenues, and the loss of business from one of these reinsurance brokers could limit our ability to write new reinsurance policies and reduce our revenues.

We market our reinsurance on a worldwide basis primarily through reinsurance brokers, and we depend on a small number of reinsurance brokers for a large portion of our revenues. Since we commenced operations in December 2005, substantially all  of our gross premiums written were sourced through brokers. The following brokers, Benfield Group Limited (25.9%), Willis Group Holdings Ltd. (13.3%), Aon Re Worldwide (16.6%) and Guy Carpenter & Company, Inc. (26.6%), provided a total of 82.4% of our gross premiums written for the year ended December 31, 2007. Affiliates of these and other brokers have historically co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could limit our ability to write new reinsurance policies and reduce our revenues.

Because payments are frequently made and received through reinsurance brokers, we could incur liabilities to ceding insurers regardless of fault and lose our recourse to collect payments from ceding insurers.

In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts to the ceding insurers that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we may remain liable to the ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the ceding insurer pays premiums to reinsurance brokers for payment to us, these premiums are considered to have been paid and the ceding insurer will no longer be liable to us for those amounts, regardless of whether we have received the premiums. Consequently, consistent with industry practice, we assume a degree of credit risk associated with reinsurance brokers.

The financial strength rating of Flagstone may be revised downward which could affect our standing among brokers and customers, result in a substantial loss of business and impede our ability to conduct business.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies.  Flagstone and Flagstone Suisse have received “A-” financial strength ratings from both A.M. Best and Fitch Ratings, and “A3” ratings from Moody’s Investor Services.  These ratings are financial strength ratings and are designed to reflect our ability to meet our financial obligations under our policies. These ratings do not refer to our ability to meet non-reinsurance obligations and are not a recommendation to purchase any policy or contract issued by us or to buy, hold or sell our securities.

Flagstone’s and Flagstone Suisse’s financial strength rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of the rating agencies in response to a variety of factors, including the risk factors described in this section.

If Flagstone’s or Flagstone Suisse’s financial strength ratings are reduced from their current levels, our competitive position in the reinsurance industry would suffer, and it would be more difficult for us to market our products. A downgrade could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as our customers, and brokers that place such business, move to other competitors with higher financial strength ratings.

It is common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract for the remaining portion of our period of obligation if the financial strength ratings of our insurance subsidiaries are downgraded below A- by A.M. Best. Currently, virtually all of our contracts permit cancellation if Flagstone’s or Flagstone Suisse’s financial strength rating is downgraded. Whether a ceding company would exercise this cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect could be material.

The indentures governing our Deferrable Interest Debentures would restrict us from declaring or paying dividends on our common shares if Flagstone or Flagstone Suisse (1) is downgraded by A.M. Best to a financial strength rating below A- and fails to renew more than 51% of its net premiums written during any twelve-month period; (2) is downgraded to a financial strength rating below A- and sells more than 51% of its rights to renew net premiums written over the course of a twelve-month period; (3) is downgraded to a financial strength rating below B++; or (4) withdraws its financial strength rating by A.M. Best.

We may encounter difficulties maintaining the information technology systems necessary to run our business which could result in a loss or delay of revenues, higher than expected loss levels, diversion of management resources, harm to our reputation or an increase in costs.

The performance of our information technology systems is critical to our business and reputation and our ability to process transactions and provide high quality customer service. Such systems are and will continue to be a very important part of our underwriting process. We license the catastrophe modeling software of AIR Worldwide, Eqecat and Risk Management Solutions Inc., which are the three major vendors of industry-standard catastrophe modeling software, and we enhance the output from these models with our proprietary software.   We cannot be certain that we will be able to replace these service providers or consultants, if necessary, without slowing our underwriting response time, or that our proprietary technology will operate as intended. Any defect or error in our information technology systems could result in a loss or delay of revenues, higher than expected loss levels, diversion of management resources, harm to our reputation or an increase in costs.

We may be unable to purchase reinsurance for our own account on commercially acceptable terms or to collect under any reinsurance we have purchased.

We may acquire reinsurance purchased for our own account to mitigate the effects of large or multiple losses on our financial condition. From time to time, market conditions have limited, and in some cases prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. For example, following the September 11, 2001 terrorist attacks, terms and conditions in the reinsurance markets generally became less attractive to buyers of such coverage. Similar conditions occurred as a result of Hurricanes Katrina, Rita and Wilma in 2005, and may occur in the future, and we may not be able to purchase reinsurance in the areas and for the amounts required or desired. Even if reinsurance is generally available, we may not be able to negotiate terms that we deem appropriate or acceptable or to obtain coverage from entities with satisfactory financial resources.

In addition, a reinsurer’s insolvency, or inability or refusal to make payments under a reinsurance or retrocessional reinsurance agreement with us, could have a material adverse effect on our financial condition and results of operations because we remain liable to the insured under the corresponding coverages written by us.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any increase in interest rates, abrupt changes in credit markets or volatility in the equity and debt markets could result in significant losses in the fair value of our investment portfolio.

Our strategy is to derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, as well as the ability of our investment managers to effectively implement our investment strategy.

The investment income derived from our invested assets was $73.8 million, or 44.0% of our net income, for the year ended December 31, 2007. Our investment policies seek capital appreciation and thus will be subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.  In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses.

Our investment performance may vary substantially over time, and we cannot assure you that we will achieve our investment objectives. Unlike more established reinsurance companies with longer operating histories, the Company has a limited performance record to which investors can refer. See Item 1, “Business—Investments.”

Investment returns are an important part of our growth in diluted book value, and fluctuations in the fixed income or equity markets could impair our financial condition and results of operations. A significant period of time normally elapses between the receipt of insurance premiums and the disbursement of insurance claims. We cannot assure you that we will successfully match the structure of our investments with Flagstone’s and Flagstone Suisse’s liabilities under its reinsurance contracts. If our calculations with respect to these reinsurance liabilities are incorrect, or if we improperly structure our investments to match such liabilities, we could be forced to liquidate investments before maturity, potentially at a significant loss.

Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, the need for liquidity may result in investment returns below our expectations. Also, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk. In particular, our fixed maturity portfolio is subject to reinvestment risk and as at December 31, 2007, 23.6% of our total investments is comprised of mortgage backed and asset backed securities which are subject to prepayment risk.  A significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations. In addition, we are exposed to changes in the level or volatility of equity prices that affect the value of securities or instruments that derive their value from a particular equity security, a basket of equity securities or a stock index. These conditions are outside of our control and could adversely affect the value of our investments and our financial condition and results of operations.

      The movement in foreign currency exchange rates could adversely affect our operating results because we enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar and we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar.

Through our global reinsurance operations, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound, the Swiss franc, the Canadian dollar and the Japanese yen.  Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates.  Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position.  We employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk.  To the extent that these exposures are not fully hedged or the hedges are ineffective, our results and level of capital may be reduced by fluctuations in foreign currency exchange rates.

We may need additional capital in the future, which may not be available to us or may not be available on favorable terms, may have rights, preferences and privileges superior to those of our common shares, could dilute your ownership in the Company, and may cause the market price of our common shares to fall.

We may need to raise additional capital in the future, through public or private debt or equity financings, to repay our long term debt, comply with the terms of our letter of credit facility, write new business successfully, cover loss and loss adjustment expense reserves following losses, respond to any changes in the capital requirements that rating agencies use to evaluate us, to acquire new businesses or invest in existing businesses, or otherwise respond to competitive pressures in our industry. Due to the uncertainty relating to some of these items, we are not able to quantify our total future capital requirements. Any additional financing we may seek may not be available on terms favorable to us, or at all. Furthermore, the securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares. Any additional capital raised through the sale of equity will dilute your ownership percentage in our company and may decrease the market price of our common shares.

Our complex global operating platform increases our exposure to systems or human failures, which may limit our revenues, increase our costs and decrease our net income from operations.

We are subject to operational risks including fraud, employee errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events. Our reliance in large part on the integration of our operations in Bermuda, the United Kingdom, Switzerland, India, Canada, Puerto Rico and Dubai increases the likelihood that losses from these risks, which may occur from time to time, could be significant. As our business and operations grow more complex we are exposed to a broader scope of risk in these areas. The occurrence of these types of events may limit our revenues, increase our costs and decrease our net income from operations.

We may fail at acquiring and integrating other reinsurance and insurance businesses in the future, and we may need to incur indebtedness or issue additional equity due to these future acquisition opportunities.

Part of our business strategy may involve growing the Company in the future by acquiring other reinsurance and insurance companies or parts or all of their businesses. Our ability to make these acquisitions will depend upon many factors, including the availability of suitable financing and the ability to identify and acquire businesses on a cost-effective basis. Our ability to effectively integrate acquired personnel, operations, products and technologies, to retain and motivate key personnel, and to retain the goodwill and customers of acquired companies or businesses will also be important. There can be no assurance that we can or will successfully acquire and integrate such operations in the future. Furthermore, in connection with future acquisition opportunities, we may need to incur indebtedness or issue additional equity. If and when achieved, new acquisitions may adversely affect our near-term operating results due to increased capital requirements, transitional management and operating adjustments, interest costs associated with acquisition debt, and other factors.

Some of our related parties have continuing agreements and business relationships with us and these persons could pursue business interests or exercise their voting power as shareholders in ways that are detrimental to us.

Some of our executive officers, directors, underwriters and affiliates of our principal shareholders engage in transactions with our Company.

These persons could pursue business interests or exercise their voting power as shareholders in ways that are detrimental to us, but beneficial to themselves or their affiliates or to other companies in which they invest or with whom they have a material relationship.

Furthermore, affiliates of the underwriters in the Company’s initial public offering may from time to time compete with us, including by assisting, investing in the formation of, or maintaining business relationships with other entities engaged in the insurance and reinsurance business. In general, these affiliates could pursue business interests in ways that are detrimental to us.

Unexpected industry practices and conditions could extend coverage beyond our underwriting intent or increase the number or size of claims, causing us to incur significant losses.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.

One example involves coverage for losses arising from terrorist acts. Substantially all of the reinsurance contracts that we have written exclude coverage for losses arising from the peril of terrorism caused by nuclear, biological, chemical or radiological attack. We are unable to predict the extent to which our future insurance contracts will cover terrorist acts. We also are unsure how terrorist acts will be defined in our current and future contracts and cannot assure you that losses resulting from future terrorist attacks will not be incidentally or inadvertently covered. If there is a future terrorist attack, the possibility remains that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and there is no assurance that our policy limits will be effective.

Although the Terrorism Risk Insurance Act, or TRIA, was scheduled to expire at the end of 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law by the U.S. President on December 26, 2007. This law renews the existing terrorism risk insurance program for seven years, through December 31, 2014. Certain provisions of TRIA were modified by the 2007 reauthorization. The program was expanded to include domestic terrorism by eliminating from the definition of a certified act of terrorism the requirement that such an act be perpetrated “on behalf of any foreign person or foreign interest.” The insurer deductible is now fixed at 20% of an insurer’s direct earned premium, and the federal share of compensation is fixed at 85% of insured losses that exceed insurer deductibles. The U.S. Treasury Department is required to promulgate regulations to determine the pro-rata share of insured losses if they exceed the $100 billion cap. In addition, clear and conspicuous notice to policyholders of the $100 billion cap is required. Under the program reauthorization, the trigger at which federal compensation becomes available remains fixed at $100 million per year through 2014.

The effects of these and other unforeseen emerging claim and coverage issues are extremely difficult to predict. If we are required to cover losses that we did not anticipate having to cover under the terms of our reinsurance contracts, we could face significant losses and as a result, our financial condition and results of operation could be adversely affected.

The reinsurance industry is highly competitive. Competitive pressures may result in fewer contracts written, lower premium rates, increased expense for customer acquisition and retention, and less favorable policy terms and conditions.

The reinsurance industry is highly competitive. We compete with major global insurance and reinsurance companies and underwriting syndicates, many of which have extensive experience in reinsurance and may have greater financial resources available to them than us. Other financial institutions, such as banks and hedge funds, now offer products and services similar to our products and services. Alternative products, such as catastrophe bonds, compete with our products. In the future, underwriting capacity will continue to enter the market from these identified competitors and perhaps other sources. After the September 11, 2001, terrorist attacks in the United States, and then again following the three major hurricanes of 2005 (Katrina, Rita and Wilma), new capital flowed into Bermuda, and much of these new proceeds went to a variety of Bermuda-based start-up companies. The full extent and effect of this additional capital on the reinsurance market will not be known for some time and current market conditions could reverse. These continued increases in the supply of reinsurance may have negative consequences for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. Insurance company customers of reinsurers may choose to retain larger shares of risk, thereby reducing overall demand for reinsurance.

In addition, while we believe our global operating platform currently differentiates us among Bermuda-based reinsurance companies of comparable capital size and provides significant efficiencies in our operations, it is possible that our competitors will aim to employ a similar platform in the future, or implement their own platforms with equivalent or superior operational and cost structures to ours.

The availability and cost of security arrangements for reinsurance transactions may impact our ability to provide reinsurance to ceding insurers.

Flagstone is required to post collateral security with respect to reinsurance liabilities it assumes from many ceding insurers, especially those in many U.S. jurisdictions. The posting of collateral security is generally required in order for these ceding companies to obtain credit on their statutory financial statements with respect to reinsurance liabilities ceded to reinsurers who are not licensed or accredited in these jurisdictions. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or “funds withheld” arrangements whereby the assets are held in trust by the ceding company.

Flagstone currently has the ability to issue up to $600 million in letters of credit under the Company’s letter of credit facilities, the renewal of which is reviewed annually. As at December 31, 2007, $73.8 million has been drawn under these facilities. If these facilities are not sufficient or if the Company is unable to renew them or is unable to arrange for other types of security on commercially acceptable terms, the ability of Flagstone to provide reinsurance to some U.S.-based and international clients may be severely limited.

In addition, the security arrangements may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the jurisdiction of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda law. These restrictions may result in lower investment yields on these assets, which could adversely affect our profitability.

We are a holding company and we and our subsidiaries are subject to restrictions on paying dividends, repurchasing common shares or otherwise returning capital to shareholders.

The Company is a holding company with no significant operations or assets other than its ownership of its subsidiaries, the most important of which is Flagstone. Dividends, distributions and other permitted payments from Flagstone, which are limited under Bermuda law and regulations, are expected to be the Company’s primary source of funds to pay expenses and fund dividends, if any, or share repurchases.

Under the Bermuda Insurance Act 1978 of Bermuda, as amended, and related regulations, which we refer to as the Insurance Act, Flagstone will be required to maintain certain minimum solvency and paid-up share capital levels and will be prohibited from declaring or paying dividends that would result in noncompliance with such requirement. As a Bermuda Class 4 reinsurer, Flagstone may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus as set out in its previous year's statements, unless at least seven days before payment of those dividends it files an affidavit with the BMA signed by at least two directors and Flagstone’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone to fail to meet its prescribed solvency margin and liquidity ratio. Further, Flagstone may not reduce by 15% or more its total statutory capital as set out in its previous year’s statements without the prior approval of the BMA. This may limit the amount of funds available for distribution to the Company, restricting the Company’s ability to pay dividends, make distributions and repurchase any of its common shares.

In addition, under the Bermuda Companies Act 1981, as amended, and related regulations, which we refer to as the Companies Act, the Company and Flagstone may only declare or pay a dividend or make a distribution if, among other matters, there are reasonable grounds for believing that each is, and will after the payment be, able to pay their respective liabilities as they become due and that the realizable value of their assets will not thereby be less than the sum of their liabilities and their issued share capital and share premium accounts. In connection with any share repurchase, as stipulated by the Companies Act, the Company may not repurchase any of its common shares if the repurchase would reduce its minimum share capital below the minimum share capital specified in the Company’s memorandum of association or, if the Company is, or, as a result of such repurchase would be, rendered insolvent.

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

Risks Related to Laws and Regulations Applicable to Us

Insurance statutes and regulations in various jurisdictions could restrict our ability to operate.

The insurance laws of each state in the United States and many non-U.S. jurisdictions regulate the sale of insurance within that jurisdiction by alien insurers, such as Flagstone, which are not authorized or admitted to do business in that jurisdiction. The laws and regulations applicable to direct insurers could indirectly affect us, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.  We expect that for so long as Flagstone follows its operating guidelines, it will conduct its activities in compliance with applicable insurance statutes and regulations. However, insurance regulators in the United States or other jurisdictions who review the activities of Flagstone may successfully take the position that Flagstone is subject to the jurisdiction’s licensing requirements.

A number of new, proposed or potential legislative developments could further increase competition in our industry. These developments include programs in which state-sponsored entities provide property insurance or reinsurance in catastrophe-prone areas. These legislative developments could eliminate or reduce opportunities for us and other reinsurers to write those coverages, and increase competition with our competitors for contracts not covered by such state-sponsored programs. New competition from these developments could result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

The insurance and reinsurance regulatory framework of Bermuda recently has become subject to increased scrutiny in many jurisdictions, including the United States. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate offshore reinsurers. Government regulators are generally concerned with the protection of policyholders rather than other constituencies, such as shareholders. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating companies are domiciled in, and operate exclusively from, Bermuda. Bermuda is a small jurisdiction and may be disadvantaged when participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries. This disadvantage could be amplified by the fact that Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future, including potentially seeking independence. We are not able to predict the future impact on Flagstone’s operations of changes in the laws and regulations to which we, or companies acquired by us, are or may become subject.

Our Indian subsidiary, West End Capital Management BPO Services (India) Private Limited, (“West End (India)”), has been duly incorporated under the Companies Act, 1956 in India and has specified as its main object the provision of business process outsourcing services, which permits it to provide us with back office information technology support services. West End (India) is not considered to be engaged in the insurance or reinsurance business and is not registered with India’s Insurance Development & Regulatory Authority. In the future, however, it is possible that regulators in India will take the position that West End (India) is subject to the India’s Insurance Development & Regulatory Authority or other insurance/reinsurance regulatory restrictions in India.

We could lose the services of one or more of our key employees if we are unable to obtain or renew work permits required by Bermuda employment restrictions.

We may need to hire additional employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and permanent resident permit holders) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) who meets the minimum standard requirements for the advertised position is available. Bermuda government policy limits the duration of work permits to six years, with certain exemptions for key employees. All of our  Bermuda-based professional employees who require work permits, including Mr. Byrne, our Executive Chairman; Mr. Prestia, our Chief Underwriting Officer—North America; and Mr. Flitman, our Chief Actuary, have been granted permits by the Bermuda government. The terms of these permits range from three to five years depending on the individual.

It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have an adverse effect on our business.

It may be difficult to enforce a judgment or effect service of process under Bermuda law on the Company, Flagstone or related persons.

The Company and Flagstone are Bermuda exempted companies limited by shares, and it may be difficult to enforce judgments against them or their directors and executive officers.

We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, several of our directors and most of our officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

We have been advised by Attride-Stirling & Woloniecki, our special Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named herein, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or such persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Attride-Stirling & Woloniecki that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

Risks Related to Our Common Shares

Future sales may affect the market price of our common shares.

We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price which you deem appropriate.

As of March 19, 2008, we had 85,316,924 common shares outstanding.  Up to an additional 3,644,010 common shares may be issuable upon the vesting and exercise of outstanding performance share units (PSUs) and restricted share units (RSUs).  In addition, our principal shareholders and their transferees have the right to require us to register their common shares under the Securities Act of 1933, as amended (the “Securities Act”) for sale to the public.  The outstanding founder’s Warrant, which we refer to as the Warrant, will be exercisable for 8,585,747 common shares during the month of December 2010. These shares also will be entitled to demand registration. Following any registration of this type, the common shares to which the registration relates will be freely transferable.  We have also filed a registration statement on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under Flagstone Reinsurance Holdings Limited Performance Share Unit Plan, as amended (the “PSU Plan”) and the Amended and Restated Flagstone Reinsurance Holdings Limited Employee Restricted Share Unit Plan (the “RSU Plan”).  Subject to the exercise of issued and outstanding stock options, shares registered under the registration statement on Form S-8 will be available for sale to the public.

We have reserved 5.6 million common shares for issuance under the PSU Plan. For the RSU Plan, we annually reserve 0.2% of our outstanding common shares for issuance (or as decided by the Compensation Committee), plus the amount required to satisfy director fees paid in common shares. Subject to the settlement of PSUs, which generally vest over three years, and RSUs, which generally vest over two years, common shares registered under the registration statement on Form S-8 will be available for sale into the public markets after the expiration of the 180-day lock-up agreements. We intend to file a “shelf” registration statement under the Securities Act after we become eligible to do so.  The shelf registration statement would enable us rapidly to issue and sell a variety of securities, which may include additional common shares.

There are provisions in our charter documents that may reduce or increase the voting rights of our common shares.

There are provisions in our bye-laws which may reduce or increase the voting rights of the common shares. In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the common shares of a shareholder are treated as “controlled shares” (as generally determined under section 958 of the Internal Revenue Code of 1986, as amended (the “Code”) and the Treasury Regulations promulgated thereunder and under section 957 of the Code) of any U.S. Person (as defined in section 7701(a)(30) of the Code) and such controlled shares constitute 9.9% or more of the votes conferred by the Company’s issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a “ 9.9% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of less than 9.9% under a formula specified in our bye-laws. The reduction in votes is generally to be applied proportionately among all the “controlled shares” of the 9.9% U.S. Shareholder. The formula is applied repeatedly until the voting power of each 9.9% U.S. Shareholder has been reduced below 9.9%. In addition, the Board of Directors may limit a shareholder’s voting rights where it deems it appropriate to do so to (i) avoid the existence of any 9.9% U.S. Shareholder; and (ii) avoid certain adverse tax, legal or regulatory consequences to the Company or any of the Company’s subsidiaries or any shareholder or its affiliates. “Controlled shares” includes all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of the Company so long as the reallocation does not cause any U.S. shareholder to become a 9.9% U.S. Shareholder.

Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights increased to in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.9% limitation by virtue of their direct share ownership. Our bye-laws provide that shareholders will be notified of their voting interests before each shareholder vote.

The Company also has the authority to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated pursuant to our bye-laws. If a shareholder fails to respond to a request for information from the Company or submits incomplete or inaccurate information in response to a request, the Company, in its reasonable discretion, may reduce or eliminate the shareholder’s voting rights.

As a result of any reallocation of votes, your voting rights might increase above 5% of the aggregate voting power of the outstanding common shares, thereby possibly resulting in your becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act. In addition, the reallocation of your votes could result in your becoming subject to filing requirements under Section 16 of the Exchange Act.

U.S. persons who own our common shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Companies Act, which applies to the Company and Flagstone, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Generally, the rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. In addition, the Company’s bye-laws also provide that shareholders waive all claims or rights of action that they may have, individually or in the Company’s right, against any of the Company’s directors or officers for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. The cumulative effect of some of these differences between Bermuda law and the laws generally applicable to U.S. corporations and their shareholders may result in shareholders having greater difficulties in protecting their interests as a shareholder of our Company than as a shareholder of a U.S. corporation. In particular, this affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our company, what approvals are required for business combinations by our company with a large shareholder or a wholly-owned subsidiary, what rights a shareholder may have to enforce specified provisions of the Companies Act or our bye-laws, and the circumstances under which we may indemnify our directors and officers.

Anti-takeover provisions in our bye-laws could impede an attempt to replace or remove our directors, which could diminish the value of our common shares.

Our bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging changes in management and takeover attempts in the future.

Examples of provisions in our bye-laws that could have this effect include:

●	election of our directors is staggered, meaning that the members of only one of the three classes of our directors are elected each year, thus limiting your ability to replace directors;
●	the total voting power of any U.S. shareholder owning more than 9.9% of our common shares will be reduced below 9.9% of the total voting power of our common shares; and
●	the affirmative vote of at least 75% of the directors then in office will be required to approve any merger, consolidation, amalgamation, continuation or similar transaction involving the Company.

There are regulatory limitations on the ownership and transfer of our common shares.

Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act 1981 of Bermuda, as amended and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issues and transfers of shares of a Bermuda exempted company. However, the BMA has pursuant to its statement of June 1, 2005 given its general permission under the Exchange Control Act 1972 (and related regulations) for the issue and free transfer of our common shares to and among persons who are non-residents of Bermuda for exchange control purposes as long as the shares are listed on an appointed stock exchange, which includes the New York Stock Exchange. This general permission would cease to apply if the Company were to cease to be so listed. Bermuda insurance law requires that any person who becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of an insurance or reinsurance company or its parent company must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their shareholding in us and may direct, among other things, that the voting rights attaching to their shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense. In addition, we will deliver to and file a copy of this prospectus with the Registrar of Companies in Bermuda in accordance with Bermuda law.

Except in connection with the settlement of trades or transactions entered into through the facilities of the New York Stock Exchange, our Board of Directors may generally require any shareholder or any person proposing to acquire our shares to provide the information required under our bye-laws. If any such shareholder or proposed acquirer does not provide such information, or if the Board of Directors has reason to believe that any certification or other information provided pursuant to any such request is inaccurate or incomplete, the Board of Directors may decline to register any transfer or to effect any issuance or purchase of shares to which such request is related. Although these restrictions on transfer will not interfere with the settlement of trades on the New York Stock Exchange, we may decline to register transfers in accordance with our bye-laws and Board of Directors resolutions after a settlement has taken place.

We may repurchase your common shares without your consent.

Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder to sell to us at fair market value the minimum number of common shares which is necessary to avoid or cure any adverse tax consequences or materially adverse legal or regulatory treatment to us, our subsidiaries or our shareholders if our Board of Directors reasonably determines, in good faith, that failure to exercise our option would result in such adverse consequences or treatment.

Risks Related to Tax Matters

U.S. persons who hold common shares may be subject to U.S. income taxation at ordinary income rates on undistributed earnings and profits.

Controlled Foreign Corporation Rules.    If the Company or any of its subsidiaries is characterized as a controlled foreign corporation, or CFC, for an uninterrupted period of 30 days or more during a taxable year, then any United States person who owns, directly, indirectly through non-U.S. entities, or under applicable constructive ownership rules, 10% or more of the shares of the Company or any of its subsidiaries (based on voting power) on the last day of our taxable year, whom we refer to as a “U.S. 10% shareholder,” would be required to include in its U.S. federal gross income for the taxable year, as income subject to taxation at ordinary income tax rates, its pro rata share of the relevant company’s undistributed earnings and profits characterized as “subpart F income.” Subpart F income generally includes passive investment income, such as interest, dividends or certain rent or royalties and subpart F insurance income, which typically includes certain insurance underwriting income and related investment income. Additionally, a U.S. 10% shareholder may be taxable at the rates applicable to dividends on any gain realized on a sale or other disposition (including by way of repurchase or liquidation) of common shares to the extent of our current and accumulated earnings and profits attributable to such common shares.

Because of the anticipated dispersion of the Company’s share ownership, provisions in our bye-laws that limit voting power and other factors, no United States person who owns common shares of the Company directly or indirectly through one or more non-U.S. entities should be treated as a U.S. 10% shareholder. We cannot be certain, however, that the Internal Revenue Service or IRS will not challenge the effectiveness of these provisions or that a court would not sustain such a challenge, in which case an investor in common shares could be adversely affected.

Related Person Insurance Income Rules.    If the gross “related person insurance income,” or RPII, of any insurance subsidiary of the Company were to equal or exceed 20% of its gross insurance income in any taxable year and if direct or indirect insureds (and related persons) were to own 20% or more of either the voting power or value of the common shares either directly or indirectly through entities, a United States person owning any common shares directly or indirectly through non-U.S. entities on the last day of the relevant subsidiary’s taxable year could be required to include in gross income for United States federal income tax purposes such person’s share of the subsidiary’s RPII for up to the entire taxable year, determined as if all such RPII were distributed proportionately only to such United States persons at that date, but limited by such person’s share of the subsidiary’s current-year earnings and profits as reduced by the person’s share, if any, of certain prior-year deficits in earnings and profits attributable to the subsidiary’s insurance business. Upon the sale or other disposition of any common shares, such person may also be subject to United States federal income tax at the rates applicable to dividends to the extent of the holder’s pro rata share of the subsidiary’s undistributed earnings and profits, although we do not believe this should be the case since the Company will not be directly engaged in the insurance business.

We do not expect the gross RPII of any subsidiary of the Company to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future and do not expect direct or indirect insureds (and related persons) to directly or indirectly through entities own 20% or more of either the voting power or value of the common shares, but we cannot be certain that this will be the case.

The RPII provisions have never been interpreted by the courts or the U.S. Treasury Department in final regulations. Regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof is uncertain.

U.S. holders of common shares may be subject to U.S. income taxation at the highest marginal income tax rates applicable to ordinary income and be required to pay an interest charge.

Passive Foreign Investment Company Rules.    If the Company was characterized as a passive foreign investment company, or PFIC, for any taxable year, U.S. holders of common shares generally would be subject to adverse income tax consequences for such year and each subsequent year including (i) taxation of any gain attributable to the sale or other disposition (including by way of repurchase or liquidation) of their common shares or any “excess distribution” with respect to their common shares at the highest marginal income tax rates applicable to ordinary income in the holder’s holding period for the common shares and (ii) an interest charge on the deemed deferral of income tax, unless the holder properly (a) elects to have us treated as a qualified electing fund and thus to include in gross income each year a pro rata share of our ordinary earnings and net capital gain for any year in which we constitute a PFIC or (b) makes a PFIC mark to market election with respect to us.

The Company believes that it is not a PFIC because it (through its insurance subsidiaries) will engage predominantly in the active conduct of an insurance business. We can not be certain, however, that the IRS or a court will concur that based on our activities and the composition of our income and assets that we are not a PFIC.

U.S. tax-exempt organizations that own common shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization that owns any of our common shares will be required to treat certain subpart F insurance income, including RPII, as unrelated business taxable income. Although we do not believe that any United States holders, including U.S. tax-exempt organizations, should be allocated any subpart F insurance income, we cannot be certain that this will be the case. Potential U.S. tax-exempt investors are advised to consult their tax advisors.

Changes in U.S. tax laws may be retroactive and could subject a U.S. holder of common shares to U.S. income taxation on the Company’s undistributed earnings and to other adverse tax consequences.

The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business, is a CFC, is a PFIC or has RPII are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC provisions to an insurance company and the regulations regarding RPII are in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We are not able to predict if, when or in what form such guidance will be provided or whether such guidance will have a retroactive effect. The tax treatment of non-U.S. insurance companies has been the subject of discussion in the U.S. Congress. We cannot assure you that future legislative action will not increase the amount of U.S. tax payable by us. If this happens, our financial condition and results of operations could be adversely affected.

We may be subject to taxation in the U.S. which would negatively affect our results.

If the Company or its subsidiaries is considered to be engaged in a business in the U.S., such company may be subject to current U.S. corporate income and branch profits taxes on the portion of such company’s earnings effectively connected to its U.S. business, including premium income from U.S. sources (which represents a large portion of the reinsurance written by Flagstone) and certain related investment income.  The Company and its subsidiaries are incorporated under the laws of Bermuda and other non-U.S. jurisdictions and intend to conduct substantially all of their activities outside the United States and, except as described below, to limit their U.S. contacts so that each of them will not be subject to U.S. taxation on their income (other than excise taxes on reinsurance premium income attributable to reinsuring U.S. risks and U.S. withholding taxes on certain U.S. source investment income).

We may be subject to taxation in the United Kingdom which would negatively affect our results.

None of our companies, except for Flagstone Representatives Limited, are incorporated or managed in the United Kingdom. Accordingly, none of our other companies should be treated as being resident in the United Kingdom for corporation tax purposes unless the central management and control of any such company is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of our companies currently intends to manage its affairs so that none of our companies, apart from Flagstone Representatives Limited, are resident in the United Kingdom for tax purposes. Each of our companies, apart from Flagstone Representatives Limited, currently intends to operate in such a manner so that none of our companies, apart from Flagstone Representatives Limited, carry on a trade through a permanent establishment in the United Kingdom. If any of our companies were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of our companies, other than Flagstone Representatives Limited, were to be treated as carrying on a trade in the United Kingdom through a branch or agency or of having a permanent establishment in the United Kingdom, our results of operations could be materially adversely affected.

We may be subject to taxation in Switzerland which would negatively affect our results.

None of our companies, except for Flagstone Suisse and Haverford Suisse, is incorporated or managed in Switzerland. Accordingly, none of our other companies should be liable for Swiss corporation taxation unless it carries on business through a permanent establishment in Switzerland. From a Swiss tax perspective, a permanent establishment is a fixed place of business through which a company performs business activities that are considered as being quantitatively and qualitatively significant by the tax authorities, and may include a branch, office, agency or place of management. Each of our companies currently intends to operate in such a manner so that none of our companies, apart from Flagstone Suisse and Haverford Suisse, will carry on business through a permanent establishment in Switzerland. If any of our companies were to be treated as carrying on business in Switzerland through a branch or agency or of having a permanent establishment in Switzerland, our results of operations could be materially adversely affected.

We may be subject to taxation in Canada which would negatively affect our results.

None of our companies, except for Flagstone Management Services (Halifax) Limited, or Flagstone Halifax, is resident in Canada for corporate tax purposes. Accordingly, none of our other companies should be liable for Canadian corporate tax unless it is determined to be carrying on business in Canada. Canada applies both a common law test and a statutory test to determine whether a non-resident is carrying on business in Canada. The common law test looks to where the contracts of the business are made, and the location of operations from which profits arise. The statutory test extends the concept of carrying on business to include a transaction by which a non-resident solicits orders or offers anything for sale in Canada through an agent or servant, whether the contract or transaction is to be completed inside or outside Canada or partly inside or outside Canada. Each of our companies currently intends to operate in such a manner so that none of our companies, apart from Flagstone Halifax, will be deemed to be carrying on business in Canada. If any of our companies were to be treated as carrying on business in Canada, our results of operations could be materially adversely affected.

We may be subject to taxation in India which would negatively affect our results.

None of our companies, except for West End (India), should be treated as being resident in India for corporate tax purposes. Accordingly, none of our other companies should be liable for corporate tax in India unless it receives or is deemed to receive income, from whatever source derived, in India or it has income that arises or accrues (or is deemed to arise or accrue) in India. Each of our companies currently intends to operate in such a manner so that none of our companies, apart from West End (India), receives or is deemed to receive income in India or has income that arises or accrues in India for purposes of corporate tax in India. If any of our companies were to be treated as receiving income in India or earning income that arises or accrues in India, our results of operations could be materially adversely affected.

West End (India) is registered under the software technology park of India, or STPI, Scheme. Tax incentives associated with businesses which are registered under the STPI Scheme generally provide a complete exemption from Indian tax on business income generated through these operations, and West End (India) has been granted a complete tax holiday valid through March 31, 2009 subject to compliance with the applicable requirements of the Income Tax Act, 1961 of India. Under the STPI tax holiday, the entire income of the Indian operations from services provided to Flagstone and other companies based outside India is exempt from tax in India through the fiscal year ending March 31, 2009 subject to compliance with the applicable requirements of the Income Tax Act, 1961 of India.

We may be subject to taxation in the United States Virgin Islands which would negatively affect our results.

None of our Companies is incorporated or managed in the United States Virgin Islands (“USVI”), and none of our companies, except for Island Heritage, operates a trade or business in the USVI.  Accordingly, none of our companies, except for Island Heritgage, should be subject to taxation in the USVI.  If the Company or any of its subsidiaries is considered to be engaged in a trade business in the USVI, such company may be subject to current USVI corporate or branch profits taxes on the portion of such company's earnings effectively connected to the USVI business.

We may become subject to taxation in Bermuda which would negatively affect our results.

We have received an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda to the effect that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to us or to any of our operations or common shares, debentures or other obligations until March 28, 2016, except in so far as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. We cannot assure you that a future Minister would honor that assurance, which is not legally binding, or that after such date we would not be subject to any such tax. If we were to become subject to taxation in Bermuda, our results of operations could be adversely affected.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development, or the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit “harmful” tax competition. These measures are largely directed at counteracting the effects of low-tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as at June 2004 and November 2005 via a “Global Forum,” Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently occupy office space in Hamilton, Bermuda. In addition, we lease office space in Halifax, Canada; Hyderabad, India; London, England; Martigny, Switzerland; Zurich, Switzerland; San Juan, Puerto Rico; Dubai, UAE; and the Isle of Man. We are in the construction phase of building a more suitable office building in India, and have paid for and been allotted a one-acre lot for this purpose in a new government-promoted office park development. While we believe that for the foreseeable future our current office spaces combined with the project in India will be sufficient for us to conduct our operations, we anticipate future growth and we will likely need to expand into additional facilities to accommodate this growth.  To date, the cost of acquiring and maintaining our office space has not been material.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2007, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition or business of the Company.  We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business of our business operations. In addition to claims litigation, the Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 30, 2007, we sold 13,000,000 of our common shares, par value $0.01 per share, in an initial public offering (“IPO”).  On April 30, 2007, the underwriters of the IPO exercised their option to purchase an additional 750,000 common shares of the Company at the public offering price less underwriting discounts and commissions. On April 4, 2007, we closed the IPO and on May 2, 2007, we closed on the exercise by the underwriters of their over-allotment option. In this section, we refer to our IPO and the exercise by the underwriters of their over-allotment option as the “Offering.” All of the 13,750,000 common shares in the Offering were newly issued shares sold by us. The Offering was effected pursuant to a registration statement on Form S-1 (File No. 333-138182) (the “Registration Statement”) that was declared effective by the SEC on March 29, 2007.  Lehman Brothers Inc. (“Lehman”) and Citigroup Global Markets Inc. acted as joint book running managers for the Offering.

The initial price of the Offering was $13.50 per share, or approximately $185.6 million in the aggregate. Underwriting discounts and commissions were approximately $.91125 per share and approximately $12.5 million in the aggregate. Other fees and expenses related to the Offering were approximately $4.3 million. Net proceeds to the Company from the IPO were $159.3 million, and net proceeds to the Company from the exercise by the underwriters of their over-allotment option were $9.4 million.  We received aggregate net proceeds of approximately $168.7 million from the Offering.

None of the underwriting discounts and commissions or Offering expenses was incurred or paid to our directors or officers or their associates. Underwriting discounts and commissions and other expenses were paid to Lehman.  As described in the Registration Statement, certain affiliates of Lehman may be deemed to directly or indirectly beneficially own in the aggregate over 10% of our common shares after the Offering.

The Company has contributed the aggregate net proceeds of approximately $168.7 million from the Offering to Flagstone to increase its underwriting capacity and Flagstone has invested the proceeds according to its investment strategy.

Price Range of Common Shares

The common shares of the Company began trading on the New York Stock Exchange under the symbol “FSR” on March 30, 2007.  The following table presents, for the periods indicated, the high and low prices per share of our common shares as reported for New York Stock Exchange composite transactions:

	2007
	High	Low
First quarter (commencing March 30, 2007)	$13.70	$12.80
Second quarter	13.90	12.80
Third quarter	13.80	12.13
Fourth quarter	14.72	12.30

At March 19, 2008, the number of record holders of the common shares of the Company was approximately 49.

Dividends

The Company paid two quarterly cash dividends at the rate of $0.04 per common share in 2007.  Subject to the approval of our Board of Directors, we currently expect to continue to pay a quarterly cash dividend of approximately $0.04 per common share. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

As a holding company, our principal source of income is dividends or other permissible payments from our subsidiaries.  The ability of our subsidiaries to pay dividends is limited by applicable laws and regulations of the various countries in which we operate. See Item 1, “Business—Regulation.”

Repurchases of Equity Securities

During the fourth quarter of 2007, no purchases of the Company’s common shares were made by or on behalf of the Company or any affiliated person.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Performance Graph

The following graph compares the cumulative return on our common shares including reinvestment of our dividends on our common shares to such return for the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index (“S&P 500”) and S&P Supercomposite Property-Casualty Index (“S&P P/C”), for the period commencing March 30, 2007, the date of our initial IPO, through December 31, 2007, assuming $100 was invested on March 30, 2007. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each month during the period from March 30, 2007 through December 31, 2007. As depicted in the graph below, during this period, the cumulative return was (1) 3.1% on our common shares; (2) 3.3% for the S&P 500 Composite Stock Price Index; and (3) (12.0%) for the S&P Property-Casualty Industry Stock Price Index.

Equity Compensation Plans

The information required by this Item is incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners, Management and Related Stockholders Matters” in this Form 10-K.
Comparison of cumulative total return $120.00 $115.00 $110.00 $105.00 $100.00 $95.00 $90.00 $85.00 $80.00 FSR S&P 500 S&P P/C 39142 39173 39203 39234 39264 39295 39326 39356 39387 39417

ITEM 6.    SELECTED FINANCIAL DATA

    Statement of operations data and balance sheet data of the Company for the years ended December 31, 2007 and 2006 and for the period October 4, 2005 through December 31, 2005 are derived from our audited consolidated financial statements included in Item 8 of this Form 10-K, which have been prepared in accordance with U.S. GAAP.

    You should read the following selected financial data in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year ended December 31, 2007	Year ended December 31, 2006	Period October 4, 2005 through December 31, 2005
	($ in thousands, except share amounts, per share amounts and percentages)
Summary Statement of Operation Data:
Gross premiums written	$577,150	$302,489	$-
Reinsurance premiums ceded	(50,119)	(19,991)	-
Net premiums written	527,031	282,498	-
Net premiums earned	477,137	192,063	-
Net investment income	73,808	34,212	629
Net realized and unrealized gains (losses) - investments	17,174	10,304	-
Net realized and unrealized gains (losses) - other	(9,821)	1,943	-
Other income	5,811	6,099	-
Loss and loss adjustment expenses	(192,859)	(26,660)	-
Acquisition costs	(82,292)	(29,939)	-
General and administrative expenses	(72,461)	(34,741)	(13,013)
Interest expense	(18,677)	(4,648)	-
Net foreign exchange gains	5,289	2,079	-
Provision for income tax	(783)	(128)	-
Minority interest	(35,794)	-	-
Interest in earnings of equity investments	1,390	1,754	-
NET INCOME (LOSS)	$167,922	$152,338	$(12,384)

Earnings (loss) per common share(1)
Weighted average common shares outstanding—Basic	81,975,384	70,054,087	55,239,491
Weighted average common shares outstanding—Diluted	82,111,590	70,393,821	55,239,491
Net income (loss) per common share outstanding—Basic	$2.05	$2.17	$(0.22)
Net income (loss) per common share outstanding—Diluted	$2.05	$2.16	$(0.22)
Dividends declared per common share	$0.08	$-	$-

Selected ratios (based on U.S. GAAP statement of operations data)
Loss ratio(2)	40.4%	13.9%	0.0%
Acquisition cost ratio(3)	17.2%	15.6%	0.0%
General and administration expense ratio(4)	15.2%	18.1%	0.0%
Combined ratio(5)	72.8%	47.6%	0.0%

	As at December 31, 2007	As at December 31, 2006	As at December 31, 2005
	($ in thousands, except per share amounts)
Summary Balance Sheet Data:
Assets
Total investments and cash and cash equivalents	$1,862,924	$1,018,126	$548,255
Premiums receivable	136,555	68,940	-
Other assets	104,294	57,436	101
Total assets	$2,103,773	$1,144,502	$548,356

Liabilities
Loss and loss adjustment expense reserves	$180,978	$22,516	$-
Unearned premiums	175,607	98,659	-
Long term debt	264,889	137,159	-

Other liabilities	87,036	21,649	688
Total liabilities	$708,510	$279,983	$688
Temporary equity	-	-	34
Minority interest	184,778	-	-
Total shareholders’ equity	1,210,485	864,519	547,634
Total liabilities, temporary equity, minority interest and shareholders’ equity	$2,103,773	$1,144,502	$548,356

Per share data
Book value per common share(6)	14.17	12.08	9.91
Diluted book value per common share(7)	13.87	11.94	9.86

(1)  Earnings (loss) per common share is a measure based on our net income (loss) divided by our weighted average common shares outstanding. Basic earnings (loss) per common share is defined as net income (loss) divided by the weighted average common shares outstanding and weighted average vested RSUs for the period, giving no effect to dilutive securities. Diluted earnings (loss) per common share is defined as net income (loss) divided by the weighted average common shares and common share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities, including the Warrant, PSUs, and RSUs.  The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of diluted return-on-equity (“DROE”). Because the number of common shares contingently issuable under the PSU Plan depends on the average DROE over a three year period, the PSUs are excluded from the calculation of diluted earnings per share until the end of the performance period, when the number of shares issuable under the PSU Plan will be known.  When the effect of securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings (loss) per common share.  The warrant was anti-dilutive and was excluded from the calculation of diluted earnings per common share for the years ended December 31, 2007 and 2006 and the period from October 4, 2005 through December 31, 2005.
(2)  The loss ratio is calculated by dividing loss and loss adjustment expenses by net premiums earned.
(3)  The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(4)  The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(5)  The combined ratio is the sum of the loss ratio, the acquisition cost ratio and the general administrative expense ratio.
(6)  Book value per common share is defined as total shareholders’ equity divided by the number of common shares outstanding and vested RSUs at the end of the period, giving no effect to dilutive securities.
(7)  Diluted book value per common share is defined as total shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period, including the Warrant, PSUs, and RSUs.  When the effect of securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per common share.  The warrant was anti-dilutive and was excluded from the calculation of diluted book value per common share for the years ended December 31, 2007 and 2006 and for the period ended December 31, 2005.

As of January 1, 2007, we adopted SFAS 157 and SFAS 159. As a result, substantially all of our investments are now carried at fair value with changes in fair value being reported as net realized and unrealized gains (losses) in our statement of operations. Prior to the adoption of SFAS 157 and SFAS 159, our available for sale investments were carried at fair value with changes in fair value with changes therein reported as a component of other comprehensive income

On January 12, 2007 we began to consolidate the operations of Mont Fort in accordance with FIN 46(R).

On July 1, 2007 we began to consolidate the operations of Island Heritage in accordance with Accounting Research Bulletin No. 51 - Consolidated Financial Statements.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition as at December 31, 2007 and 2006 and our results of operations for the years ended December 31, 2007 and 2006 and the period from October 4, 2005 through December 31, 2005. This discussion should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Form 10-K. Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties. Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information. You should review Item 1A, “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

Executive Overview

We are a global reinsurance company and through our subsidiaries, we write primarily property, property catastrophe and short-tail specialty and casualty reinsurance.

We were formed by Haverford, a company controlled and capitalized by Mark Byrne, the Executive Chairman of our Board of Directors, and David Brown, our Chief Executive Officer, and we commenced operations in December 2005. On March 30, 2007, the Company’s common shares began trading on the New York Stock Exchange. The Company completed the initial public offering (“IPO”) of 13.0 million of its common shares on April 4, 2007 resulting in gross proceeds to the Company of $175.5 million ($159.3 million net of expenses).  In connection with this IPO, the Company filed a Registration Statement on Form S-1 (Registration No. 333-138182) with the Securities and Exchange Commission (the “SEC”) on March 30, 2007.  On April 30, 2007, the underwriters of the IPO exercised their option to purchase an additional 750,000 common shares of the Company at the public offering price less underwriting discounts and commissions resulting in gross proceeds of $10.1 million ($9.4 million net of expenses).

The various components of our operating model are unified through our centralized management in Hamilton, Bermuda, and integrated through our use of advanced technology. Our Bermuda-based underwriters are complemented with a separately licensed and staffed European underwriting platform, Flagstone Suisse, based in Martigny, Switzerland. We recently established a Middle East and North Africa presence with the establishment of an office in Dubai in addition to an office in Puerto Rico focused on sourcing Caribbean and Latin American risks. Our research and development efforts and part of our catastrophe modeling and risk analysis team is based in Hyderabad, India, and our international reinsurance marketing operations are conducted from London, England. Our computer data center is in our Halifax, Canada office, where we also run support services such as accounting, claims, application support administration and software development. The result is an operating platform which provides significant efficiencies in our operations and access to a large and highly qualified staff at a relatively low cost.

Because we have a limited operating history, period to period comparisons of our results of operations are limited and may not be meaningful in the near future. Our financial statements are prepared in accordance with U.S. GAAP and our fiscal year ends on December 31. Since a substantial portion of the reinsurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the specific insurance coverages we offer to clients affected by these events. This may result in volatility in our results of operations and financial condition. In addition, the amount of premiums written with respect to any particular line of business may vary from quarter to quarter and year to year as a result of changes in market conditions.

Management views the operations and management of the Company as one operating segment and does not differentiate its lines of business into separate reporting segments. We regularly review our financial results and assess our performance on the basis of our single operating segment.

We measure our financial success through long term growth in diluted book value per share plus accumulated dividends, which we believe is the most appropriate measure of the performance of the Company, a measure that focuses on the return provided to the Company’s common shareholders. Diluted book value per share is obtained by dividing shareholders equity by the number of common shares and common share equivalents outstanding.

Revenues

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

Income from our investment portfolio is primarily comprised of interest on fixed maturity, short term investments and cash and cash equivalents, dividends and proportionate share of net income for those investments accounted for on an equity basis, net realized and unrealized gains on our investment portfolio including our derivative positions, net of investment expenses.

Other income includes earned revenue relating to upfront commitment fees on reinsurance contracts and ceding commissions earned by Island Heritage.

Expenses

Our expenses consist primarily of the following types: loss and loss adjustment expenses, acquisition costs, general and administrative expenses, interest expense and minority interest.

Loss and loss adjustment expenses are a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying risks. We estimate loss and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. As described below, we will reserve for catastrophic losses that we anticipate will accrue to us as soon as a loss event is known to have occurred. The ultimate loss and loss adjustment expenses will depend on our actual costs to settle claims. We will increase or decrease our initial loss and loss adjustment estimates as actual claims are reported and settled.

Acquisition costs are primarily comprised of ceding commissions, brokerage, premium taxes, profit commissions and other expenses that relate directly to the writing of reinsurance contracts. Deferred acquisition costs are amortized over the related contract term, which is ordinarily twelve months.

General and administrative expenses consist primarily of salaries, benefits and related costs, including costs associated with awards under our PSU and RSU Plans, compensation expense based on the fair value of the Warrant and other general operating expenses.

Interest expense consists primarily of the interest expense related to the Deferrable Interest Debentures and the Junior Subordinated Deferrable Interest Notes that were issued by the Company in 2006 and 2007.

Minority interest consists of the minority interest relating to Mont Fort and Island Heritage.  The portions of Mont Fort’s net income and shareholders’ equity attributable to holders of the preferred shares for the year ended December 31, 2007 and the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders’ for the year ended December 31, 2007 are recorded in the consolidated financial statements of the Company as minority interest.

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. Our consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine the reported values. If events or other factors, including those described in Item 1A, “Risk Factors,” cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

The following are the accounting policies that, in management’s judgment, are critical due to the judgments, assumptions and uncertainties underlying the application of those policies and the potential for results to differ from management’s assumptions.

Loss and Loss Adjustment Expense Reserves

Because a significant amount of time can lapse between the assumption of a risk, the occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedent), the subsequent reporting to the reinsurance company (the reinsurer) and the ultimate payment of the claim by the reinsurer, our liability for loss reserves is based largely upon estimates. We believe that the most significant accounting judgment we make is our estimate of loss reserves.

Under U.S. GAAP, we are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial loss reserves from time to time.

Our loss reserve estimates do not represent an exact calculation of liability. Rather, they represent estimates of our expectations of the ultimate settlement and administration costs of claims incurred. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends in claims severity and frequency and other variable factors such as inflation. Establishing an appropriate level of our loss reserve estimates is an inherently uncertain process. It is likely that the ultimate liability will be greater or less than these estimates and that, at times, this variance will be material.

Reserves for losses and loss adjustment expenses as at December 31, 2007 and 2006 were comprised of the following:

	Year ended December 31, 2007			Year ended December 31, 2006
	Case	IBNR	Total	Case	IBNR	Total
	($ in thousands)

Property catastrophe	$66,758	$51,700	$118,458	$510	$6,572	$7,082
Property	5,653	22,623	28,276	923	9,215	10,138
Short-tail specialty and casualty	2,282	31,962	34,244	1,889	3,407	5,296

Loss and loss adjustment expense reserves	$74,693	$106,285	$180,978	$3,322	$19,194	$22,516

As we are a broker market reinsurer, reserving for our business can involve added uncertainty because we depend on information from ceding companies. There is a time lag inherent in reporting information from the primary insurer to us and ceding companies have differing reserving practices. The information we receive varies by cedent and broker and may include paid losses and estimated case reserves. We may also receive an estimated provision for IBNR reserves, especially when the cedent is providing data in support of a request for collateral for loss reserves ceded. The information received from ceding companies is typically in the form of bordereaux, which are reports providing premium or loss data with respect to identified risks, broker notifications of loss and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis. As we are a reinsurer, our reserve estimates may be inherently less reliable than the reserve estimates of our primary insurer cedents.

Because our business is generally characterized by loss events of low frequency and high severity, reporting of claims in general tends to be prompt (as compared to reporting of claims for casualty or other “long-tail” lines of business). However, the timing of claims reporting can vary depending on various factors, including: the nature of the event (e.g., hurricane, earthquake and hail); the quality of the cedent’s claims management and reserving practices; the geographic area involved; and whether the claims arise under reinsurance contracts for primary companies, or reinsurance of other reinsurance companies. Because the events from which catastrophe claims arise are typically prominent, public occurrences, we are often able to use independent reports of such events to augment our loss reserve estimation process. Because of the degree of reliance that we place on ceding companies for claims reporting, the associated time lag, the low frequency and high severity nature of the business we underwrite and the varying reserving practices among ceding companies, our reserve estimates are highly dependent on management's judgment and are therefore subject to significant variability from one quarter to another. During the loss settlement period, additional facts regarding individual claims and trends may become known, and current laws and case law may change.

For reinsurance written on an excess of loss basis, which represents approximately 68.0% and 80.1% of the premiums we wrote for the years ended December 31, 2007 and 2006, respectively, our exposure is limited by the fact that most treaties have a defined limit of liability arising from a single loss event. Once the limit has been reached, we have no further exposure to additional losses from that treaty for the same loss event. For reinsurance on a pro rata basis, we typically have event caps so these liabilities are contained.

The Company’s actuarial group performs a quarterly loss reserve analysis on a contract by contract basis. This analysis incorporates specific exposures, loss payment and reporting patterns and other relevant factors. This process involves the segregation of risks between catastrophic and non-catastrophic risks to ensure appropriate treatment.

For our property catastrophe policies which comprise 71.3% and 72.4% of our gross premiums written for the years ended December 31, 2007 and 2006, respectively, and other catastrophe policies, we initially establish our loss reserves based on loss payments and case reserves reported by ceding companies. We then add to these case reserves our estimates for IBNR. To establish our IBNR estimates, in addition to the loss information and estimates communicated by cedents, we use industry information, knowledge of the business written by us, management’s judgment and general market trends observed from our underwriting activities.

When a catastrophic event occurs, we first determine which treaties may be affected using our zonal monitoring of exposures. We contact the respective brokers and ceding companies involved with those treaties, to determine their estimate of involvement and the extent to which the reinsurance program is affected. We may also use our computer-based vendor and proprietary modeling systems to measure and estimate loss exposure under the actual event scenario, if available. Although the loss modeling systems assist with the analysis of the underlying loss, and provide us with information and the ability to perform an enhanced analysis, the estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty of property and other catastrophe claims and the unique characteristics of each loss.

For non-catastrophe business, we utilize a variety of standard actuarial methods in our analysis. The selections from these various methods are based on the loss development characteristics of the specific line of business and specific contracts. The actuarial methods we use to perform our quarterly contract by contract loss reserve analysis include:

●
Paid Loss Development Method.    We estimate ultimate losses by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid at a consistent rate. It provides an objective test of reported loss projections because paid losses contain no reserve estimates. For many coverages, claim payments are made very slowly and it may take years for claims to be fully reported and settled. This method is a key input into the Bornheutter-Ferguson paid loss method discussed below.

●
Reported Loss Development Method.    We estimate ultimate losses by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than paid loss methods. Thus, reported loss patterns may be less varied than paid loss patterns, especially for coverages that have historically been paid out over a long period of time but for which claims are reported relatively early and case loss reserve estimates established. This method is a key input into the Bornheutter-Ferguson reported loss method discussed below.

●
Expected Loss Ratio Method.    To estimate ultimate losses under the expected loss ratio method, we multiply earned premiums by an expected loss ratio. The expected loss ratio is selected utilizing industry data, historical company data and professional judgment. The Company uses this method for lines of business and contracts where there are no historical losses or where past loss experience is not credible.

●
Bornheutter-Ferguson Paid Loss Method.    The Bornheutter-Ferguson paid loss method is a combination of the paid loss development method and the expected loss ratio method. The amount of losses yet to be paid is based upon the expected loss ratios. These expected loss ratios are modified to the extent paid losses to date differ from what would have been expected to have been paid based upon the selected paid loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses. This method will react slowly if actual loss ratios develop differently because of major changes in rate levels, retentions or deductibles, the forms and conditions of reinsurance coverage, the types of risks covered or a variety of other changes. The Company uses this method for lines of business and contracts where there are limited historical paid losses.

●
Bornheutter-Ferguson Reported Loss Method.    The Bornheutter-Ferguson reported loss method is similar to the Bornheutter-Ferguson paid loss method with the exception that it uses reported losses and reported loss development factors. The Company uses this method for lines of business and contracts where there are limited historical paid and reported losses.

Initially selected expected loss ratios are used while the exposure is earning. We assign payment and reporting patterns for attritional business to use with paid development, incurred development, and paid and incurred Bornheutter-Ferguson methods. We maintain an expected loss ratio through the exposure earning period followed by selections of Bornheutter-Ferguson paid and reported during intermediate reporting periods. Later, through the development, we revert from Bornheutter-Ferguson paid and reported to paid and reported development methods to fully reflect account exeperience. This entails a reasonable evolution from initial expected loss ratios to full account experience through a tempering phase of Bornheutter-Ferguson weightings. We maintain a conservative bias toward the selection of Bornheutter-Ferguson paid and reported methods on accounts with losses paid or reported earlier while holding expected loss ratios on loss free accounts where no paid or reported losses have yet occurred early in the account's maturation.

We reaffirm the validity of the assumptions we use in the reserving process on a quarterly basis during our internal review process. During this process, the Company’s actuaries verify that the assumptions continue to form a sound basis for projection of future liabilities.

Our critical underlying assumptions are:

(i)	the cedent’s business practices will proceed as in the past with no material changes either in submission of accounts or cash flow receipts;
(ii)	case reserve reporting practices, particularly the methodologies used to establish and report case reserves, are unchanged from historical practices;
(iii)	for the expected loss ratio method, ultimate losses vary proportionately with premiums;
(iv)	historical levels of claim inflation can be projected into the future;
(v)	in cases where benchmarks are used, they are derived from the experience of similar business; and
(vi)	we form a credible initial expectation of the ultimate loss ratios through a review of pricing information supplemented by qualitative information on market events.

All of our critical assumptions can be thought of as key assumptions in the sense that they can have a material impact on the adequacy of our reserves. In general, the various actuarial techniques we use assume that loss reporting and payment patterns in the future can be estimated from past experience. To the extent that any of the above assumptions is not valid, future payment and reporting patterns could differ from historical experience. In practice it is difficult to be precise on the effect of each assumption. However, due to a greater potential for estimation error, and thus greater volatility, our reserves may be more sensitive to the effects of deviations from assumptions (iv), (v) and (vi) than the other assumptions.

Our reserving methodology, as discussed above, uses a loss reserving model that calculates a point estimate for the Company’s ultimate losses, as opposed to a methodology that develops a range of estimates. The Company then uses this point estimate, deducting cumulative paid claims and current case reserves, to record its estimate of IBNR. The Company employs sensitivity analysis in selecting our point estimate, which involves varying industry loss estimates for catastrophe events and estimated loss ratio for non-catastrophe business.

Our reserve estimates for reported catastrophe losses are based upon industry loss estimates and our modeled loss scenarios. Because any catastrophe event loss reserve estimate is simply an insurer’s estimate of its ultimate liability, and because there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates in making our loss selection based on both the potential for adverse development and historical experience among industry participants. Our reserving philosophy does not include an explicit adjustment to our point estimate of ultimate losses. There may be instances in the future in which it would be beneficial to develop a range of estimates, but at present, due to our short operating history, we have not found it necessary to do so.

      For our non-catastrophe business, the key factors used to arrive at our best estimate of loss and loss adjustment expense reserves are the expected loss ratios, rate of loss cost inflation, selection of benchmarks and reported and paid loss emergence patterns. Our reporting patterns and expected loss ratios were based on either benchmarks or historical reporting patterns. The benchmarks selected are those that we believe are most similar to our underwriting business. There were no material changes in any of these key factors during the year ended December 31, 2007.

Although we believe that we are prudent in our assumptions and methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the quarter in which they are identified. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to our financial condition or results of operations in any particular period. We regularly review and update these estimates using the most current information available to us.

During the year ended December 31, 2007, the significant losses on our catastrophe business were as follows; United Kingdom floods in June and July of $38.0 million; European Windstorm Kyrill of $32.4 million; New South Wales (Australia) floods of $18.5 million; $13.8 million for three satellite losses during 2007; and the Sydney Hailstorm of $11.4 million.  Given the benign catastrophe activity during the year ended December 31, 2006, the losses incurred on catastrophe business were approximately $12.4 million. Because we expect a small volume of large claims, we believe the variance of our catastrophe related loss ratio could be relatively wide. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year which could adversely affect our financial condition and liquidity position.

A significant component of our loss ratio relates to non-catastrophe business for the years ended December 31, 2007 and 2006. As we commonly write net lines of non-catastrophe business exceeding $10.0 million, we expect that the ultimate loss ratio for non-catastrophe business can vary significantly from our initial loss ratios. Thus, a 10% increase or decrease in loss ratios for non-catastrophe business is likely to occur and, for the years ended December 31, 2007 and 2006, this would have resulted in an approximate increase or decrease in our net income or shareholders’ equity of approximately $6.3 million and $1.4 million, respectively.

Our estimates are reviewed annually by an independent actuary in order to provide additional insight into the reasonableness of our loss reserves.

Premiums and Acquisition Costs

We recognize premiums as revenue ratably over the terms of the related contracts and policies. Our gross premiums written are based on policy and contract terms and include estimates based on information received from both insured and ceding companies. The information received is typically in the form of bordereaux, broker notifications and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of gross premiums written (including adjustment premiums and reinstatement premiums), net premiums earned, acquisition costs and ceding commissions. Adjustment premiums are premiums due to either party when the contract's subject premium is adjusted at expiration and is recorded in subsequent periods.  Reinstatement premiums are premiums charged for the restoration of a reinsurance limit of an excess of loss contract to its full amount after payment of losses as a result of an occurrence.

We write treaty and facultative reinsurance on either a non-proportional (also referred to as excess of loss) basis or a proportional (also referred to as pro rata) basis.

We book premiums on excess of loss contracts in accordance with the contract terms and earn them over the contract period. Since premiums for our excess of loss contracts are usually established with some certainty at the outset of the contract and the reporting lag for such premiums is minimal, estimates for premiums written for these contracts are usually not significant. The minimum and deposit premiums on excess of loss contracts are usually set forth in the language of the contract and are used to record premiums on these contracts. Actual premiums are determined in subsequent periods based on actual exposures and any adjustments are recorded in the period in which they are identified.

For pro rata contracts, gross premiums written and related acquisition costs are normally estimated on a quarterly basis based on discussions with ceding companies, together with historical experience and management’s judgment. Premiums written on pro rata contracts are earned over the risk periods of the underlying policies issued and renewed. As a result, the earning pattern of pro rata contracts may extend up to 24 months. This is generally twice the contract period due to the fact that some of the underlying exposures may attach towards the end of our contracts (i.e., risks attaching basis), and such underlying exposures generally have a one year coverage period. Total premiums written and earned on our pro rata business for the year ended December 31, 2007 were $152.0 million (26.3%), and $101.5 million (21.3%), respectively and were $60.3 million (19.9%), and $36.9 million (19.2%), respectively for the year ended December 31, 2006.  Total earned acquisition costs estimated on pro rata contracts for the year ended December 31, 2007 and 2006 were $35.1 million (42.6%) and $11.2 million (37.4%), respectively. On a quarterly basis, we track the actual premium received and acquisition costs incurred and compare this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded.

Acquisition costs, which are primarily comprised of ceding commissions, brokerage, premium taxes, profit commissions and other expenses that relate directly to the writing of reinsurance contracts are expensed over the underlying risk period of the related contracts. Acquisition costs relating to the unearned portion of premiums written are deferred and carried on the balance sheet as deferred acquisition costs. Deferred acquisition costs are amortized over the period of the related contract and are limited to their estimated realizable value based on the related unearned premiums, anticipated claims expenses and investment income.

Reinstatement premiums are estimated after the occurrence of a significant loss and are recorded in accordance with the contract terms based upon the amount of loss reserves expected to be paid, including IBNR. Reinstatement premiums are earned when written.

Investments

Prior to January 1, 2007, investments were considered available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and were carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. Following the issuance by the FASB of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), the Company elected to early adopt the fair value option for all fixed maturity investments, equity investments (excluding investments accounted for under the equity method of accounting), real estate investment trusts (“REITs”), investment funds, catastrophe bonds, and fixed income funds commencing January 1, 2007. This election requires the Company to adopt SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The Company has elected the fair value option to simplify the accounting, as this election will reduce the burden of monitoring differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature and, therefore, further removes an element of management judgment.

The election of SFAS 159 will not change the carrying value of our fixed maturity investments, equity investments, REITs, investment funds, catastrophe bonds, fixed income funds and derivative instruments as they were previously carried at fair value.  The Company’s U.S. government securities, equity securities and fixed income fund are stated at fair value as determined by the quoted market price of these securities as provided either by independent pricing services or exchange market prices or, when such prices are not available, by reference to broker or underwriter quotes.  For securities priced using broker or underwriter quotes, we have determined that these quotes are the best estimates of the fair value of these securities when the market for the securities is considered active and multiple quotes with identical prices can be obtained.  The fair value of the corporate bonds, mortgage-backed securities, asset-backed securities and REITs are derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history.  Investment funds and other investments are stated at fair value as determined by either the most recently published net asset value -- being the fund’s holdings in quoted securities adjusted for administration expenses -- or the most recently advised net asset value as advised by the fund adjusted for cash flows -- where the fund’s holdings are in private equity investments.  Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.  The private equity investments are valued by the investment fund managers using the valuations and financial statements provided by the general partners on a quarterly basis.  These valuations are then adjusted by the investment fund managers for the cash flows since the most recent valuation.  The valuation methodology used for the investment funds are consistent with the investment industry.  Derivative instruments are stated at fair value and are determined by the quoted market price for futures contracts and by observable market inputs for foreign currency forwards, total return swaps, currency swaps, interest rates swaps, and to-be-announced securities (“TBAs”).  The Company fair values reinsurance derivative contracts using internal valuation models, with the significant inputs to the valuation models being the underlying risk exposure and the time left to the end of the contract.

The difference as a result of the election of the fair value option is in respect of the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses on fixed maturity investments and equities were included within accumulated other comprehensive income as a separate component of shareholders’ equity. On January 1, 2007, a cumulative-effect adjustment was made to reclassify the net unrealized losses from accumulated other comprehensive loss as at December 31, 2006 into retained earnings in the amount of $4.0 million.  This adjustment represented the difference between the cost or amortized cost of our investments and the fair value of those investments at December 31, 2006.  Subsequent to January 1, 2007, any movement in unrealized gains and losses is now recorded within net realized and unrealized gains (losses) on investments within the consolidated statements of operations and comprehensive income (loss). Investments are recorded on a trade date basis and realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

The Company’s investments are allocated between the levels as follows:

	Fair Value Measurement at December 31, 2007, using:

		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
	($ in thousands)
Description
Fixed maturity investments	$1,109,105	$471,811	$637,294	$-
Short term investments	23,616	4,914	18,702	-
Equity investments	74,357	74,357	-	-
	1,207,078	551,082	655,996	-
Other Investments
Real estate investment trusts	12,204	-	12,204	-
Investment funds	31,249	-	20,041	11,208
Catastrophe bonds	36,619	-	-	36,619
Fixed income fund	212,982	212,982	-	-
	293,054	212,982	32,245	47,827

Totals	$1,500,132	$764,064	$688,241	$47,827

The table above does not include an equity investment of $0.1 million in which the Company is deemed to have a significant influence and is accounted for under the equity method, and as such, is not accounted at fair value under SFAS 159.

Fair Value Measurement at December 31, 2007, using:

		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
	($ in thousands)
Derivatives
Future contracts	$(2,228)	$(2,228)	$-	$-
Swaps	(153)	-	(153)	-
Forward currency contracts	(7,067)	-	(7,067)	-
Mortgage backed securities TBA	173	-	173	-
Other reinsurance derivatives	(1,305)	-	-	(1,305)
Total derivatives	$(10,580)	$(2,228)	$(7,047)	$(1,305)

Share Based Compensation

The Company accounts for share based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) requires entities to measure the cost of services received from employees and directors in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of such services will be recognized as compensation expense over the period during which an employee or director is required to provide service in exchange for the award.

The PSU Plan is the Company’s shareholder-approved primary executive long-term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of the Directors, PSUs may be granted to executive officers and certain other key employees. The current series of PSUs vests over a period of approximately three years and vesting is contingent upon the Company meeting certain diluted return-on-equity goals. Future series of PSUs may be granted with different terms and measures of performance.

Upon vesting, the existing PSU holders will be entitled to receive a number of common shares of the Company (or the cash equivalent, at the election of the Company) equal to the product of the number of PSUs granted multiplied by a factor. The factor will range between zero and 200%, depending on the diluted return-on-equity achieved during the vesting period.

The grant date fair value of the common shares underlying the PSUs was based on the following:

●
369,000 PSUs granted between December 20, 2005 and February 20, 2006 valued at $10.00 on the grant date. The $10.00 valuation was based on the subscription price paid by investors in the private placement on December 20, 2005 and additional closings on February 1, 2006 and February 23, 2006. The valuation was selected as the equity securities in the private placement are the same securities as those for which the fair value determination is being made and the transaction is a current transaction between willing parties.

●
344,000 PSUs granted between April 1, 2006 and May 22, 2006 valued at $10.07. The fair value was determined by using the price to book value multiple of a group of comparable publicly traded reinsurers and adjusting it downward. In adjusting the price to book value multiple, we took into account that our common shares were relatively illiquid at the time of these PSU grants and the fact that these comparable reinsurers have longer track records, more mature infrastructures and more established franchises than us.

●	672,000 PSUs granted between January 1, 2007 and March 31, 2007 valued at $13.50. The fair value was determined by using the stock price of the IPO that occurred on March 30, 2007.

●	PSUs granted subsequent to our initial public offering were valued on the closing price of our common shares on the grant date.

We estimate the fair value of PSUs granted under the PSU Plan on the date of grant using the grant date fair value and the most probable diluted return-on-equity outcome and record the compensation expense in our consolidated statement of operations over the course of each three-year performance period. At the end of each quarter, we reassess the projected results for each three-year performance period as our financial results evolve. If we determine that a change in estimate is required, we recalculate the compensation expense under the PSU Plan and reflect any adjustments in the consolidated statements of operations in the period in which they are determined.

The total number of PSUs outstanding under the PSU Plan at December 31, 2007 and 2006 were 1,658,700 and 713,000, respectively (or up to 3,317,400 common shares at December 31, 2007, should the maximum factor for each of the performance periods apply). Taking into account the results to date and the expected results for the remainder of the performance periods, we have established the most probable factor at 100% and as such the expected number of common shares to be issued under the plan is 1,658,700 at December 31, 2007.  As at December 31, 2007 and 2006, there was a total of $11.9 million and $5.0 million, respectively, of unrecognized compensation cost related to non-vested PSUs, the cost of which is expected to be recognized over a period of approximately 2.1 years and 2.0 years, respectively.

The RSU Plan is the Company’s incentive scheme for officers, employees and non-management directors. The Compensation Committee has the authority to grant RSUs. Upon vesting, the value of an RSU grant may be paid in common shares, in cash, or partly in cash and partly in common shares at the discretion of the Compensation Committee. RSUs granted to employees generally vest two years after the date of grant and RSUs granted to directors vest on the date of grant. The Company estimates the fair value of RSUs on the date of grant and records the compensation expense in its consolidated statements of operations over the vesting period.

The grant date fair value of the common shares underlying the RSUs granted during 2007 was determined by reference to the closing share price effective at the date of grant.  The grant date fair value of the common shares underlying the RSUs granted during 2006 was determined by reference to the price to book value multiple of a group of comparable publicly traded reinsurers with a longer track record, more mature infrastructure and a more established franchise.

The total number of RSUs outstanding under the RSU Plan as at December 31, 2007 and 2006 were 326,610 and 117,727, respectively. As at December 31, 2007 and 2006, there was a total of $1.3 million and $0.5 million, respectively, of unrecognized compensation cost related to non-vested RSUs, the cost of which is expected to be recognized over a period of approximately 0.9 years and 1.5 years, respectively.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). We are currently assessing the impact of the adoption of this Statement on our results and financial position.

In December 2007, the FASB issued SFAS 160 which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they all be treated as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and early adoption is prohibited.  If SFAS 160 was adopted as of December 31, 2007, the $184.8 million of minority interest would be reclassified as a separate component of shareholders’ equity.

Recent Developments

Imperial Reinsurance Company Limited

        On March 6, 2008, the Company signed an agreement to subscribe to a majority stake (65%) in Imperial Reinsurance Company Limited (“Imperial Re”). The transaction is subject to regulatory approvals and closing conditions and is expected to close in the second quarter of 2008. The subscription amount, to be determined upon completion of Imperial Re’s audited financial statements, will be approximately $20.8 million.

        Imperial Re is domiciled in South Africa and writes multiple lines of reinsurance in sub-Saharan Africa. The Company believes that its capital and technical support will enhance Imperial Re’s services, increase its market penetration and broaden its product distribution within Africa.

Results of Operations

The following is a discussion and analysis of our financial condition as at December 31, 2007 and 2006 and our results of operations for the years ended December 31, 2007 and 2006 and the period October 4, 2005 through December 31, 2005. All amounts in the following tables are expressed in thousands of U.S. dollars.

We generated $167.9 million of net income in 2007, compared to net income of $152.3 million and a net loss of $12.4 million in 2006 and 2005, respectively. As a result of our net income in 2007, our diluted book value per share plus accumulated dividends increased to $13.95, an increase of 16.8% from the amount at December 31, 2006. As a result of our net income in 2006, our diluted book value per share increased to $11.94, a 21.1% increase from the amount at December 31, 2005.

As highlighted in the table below, the three most significant items impacting our 2007 financial performance compared to 2006 and 2005 include: (1) an increase in our net premiums earned, principally resulting from the growth in business by increased participation on programs from our existing clients and the addition of new clients due to our increased capital base and growth in our franchise; (2) an increase in loss and loss adjustment expenses in 2007 impacted by Windstorm Kyrill, U.K. floods and New South Wales storms versus light catastrophe activity in 2006; and  (3) a significant increase in investment income due to higher average invested assets from the generation of cash flows from operations and financing activities.

The Company’s reporting currency is the U.S. dollar. The Company’s subsidiaries have one of the following functional currencies: U.S. dollar, Euro, Swiss franc, Indian rupee, British pound or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Item 8, Note 2 to the consolidated financial statements in the Company’s financial statements for a discussion on translation of foreign currencies.

	2007	2006	2005
	($ in thousands, except per share amounts and percentages)
Highlights:
Gross premiums written	$577,150	$302,489	$-
Net premiums written	527,031	282,498	-
Net premiums earned	477,137	192,063	-
Loss and loss adjustment expenses	(192,859)	(26,660)	-
Acquisition costs	(82,292)	(29,939)	-
General and administrative expenses	(72,461)	(34,741)	(13,013)
Net investment income	73,808	34,212	629
Net realized and unrealized gains - investments	17,174	10,304	-
Net realized and unrealized gains - other	(9,821)	1,943	-
Other income	5,811	6,099	-
Interest expense	(18,677)	(4,648)	-
Net foreign exchange gains	5,289	2,079	-
Provision for income tax	(783)	(128)	-
Minority interest	(35,794)	-	-
Net income (loss)	167,922	152,338	(12,384)
Comprehensive income (loss)	175,867	147,810	(12,384)
Total Assets	2,103,773	1,144,502	548,356
Total Shareholders’ Equity	1,210,485	864,519	547,634

Per share data
Net income (loss) per common share outstanding—Basic	2.05	2.17	(0.22)
Net income (loss) per common share outstanding—Diluted	2.05	2.16	(0.22)
Dividends declared per common share	0.08	-	-
Basic book value per common share	14.17	12.08	9.91
Basic book value per common share adjusted for dividends (1)	14.25	12.08	9.91
Diluted book value per common share	13.87	11.94	9.86
Diluted book value per common share adjusted for dividends (1)	13.95	11.94	9.86

Key Ratios
Loss ratio(2)	40.4%	13.9%	0.0%
Acquisition cost ratio(3)	17.2%	15.6%	0.0%
General and administrative expense ratio(4)	15.2%	18.1%	0.0%
Combined ratio(5)	72.8%	47.6%	0.0%

(1) Basic book value per common share is calculated by dividing common shareholders’ equity by the sum of common shares outstanding plus vested RSUs outstanding. Diluted book value per common share is calculated by dividing common shareholders’ equity by the sum of common shares outstanding, RSUs outstanding and PSUs outstanding.

(2) The loss ratio is calculated by dividing loss and loss adjustment expenses (including estimates for IBNR losses) by net premiums earned.
(3) The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(4) The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(5) The combined ratio is the sum of the loss, acquisition cost and general and administrative expense ratios.

Comparison of Years Ended December 31, 2007 and 2006

Gross Premiums Written

Details of gross premiums written by line of business and by geographic area of risk insured are provided below:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
	($ in thousands)
Line of business
Property catastrophe	$411,566	71.3%	$219,102	72.4%
Property	94,503	16.4%	56,417	18.7%
Short-tail specialty and casualty	71,081	12.3%	26,970	8.9%
Total	$577,150	100.0%	$302,489	100.0%

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
	($ in thousands)
Geographic area of risk insured(1)
North America	$297,928	51.6%	$160,384	53.0%
Worldwide risks(2)	99,365	17.2%	37,815	12.5%
Europe	79,894	13.8%	45,737	15.1%
Caribbean	48,103	8.3%	10,291	3.4%
Japan and Australasia	39,547	6.9%	31,690	10.5%
Other	12,313	2.2%	16,572	5.5%
Total	$577,150	100.0%	$302,489	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	This geographic area includes contracts that cover risks primarily in two or more geographic zones.

Gross premiums written were primarily driven by excess of loss reinsurance contracts, generally with a twelve-month term, which for the years ended December 31, 2007 and 2006 accounted for $392.3 million (68.0% of gross premiums written) and $242.2 million (80.1% of gross premiums written), respectively. Gross premiums written relating to Island Heritage primarily relate to a select property insurance portfolio in the Caribbean region.  For the year ended December 31, 2007, gross premiums written from Island Heritage were $32.9 million and were classified as property catastrophe premiums in the line of business table above.  Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premiums written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while the property lines and the short-tail specialty and casualty lines are written throughout the year.

Our property catastrophe business is primarily on an excess of loss basis. Our property business and our short-tail specialty and casualty business are on both an excess of loss and a pro rata basis. See Item 1, “Business—Reinsurance Products and Operations—Reinsurance Products”.

Property Catastrophe Reinsurance

Our property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. Property catastrophe reinsurance contracts are typically “all risk” in nature, meaning that they protect against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as tornados, fires, winter storms, and floods (where the contract specifically provides for coverage). Losses on these contracts typically stem from direct property damage and business interruption.

For the years ended December 31, 2007 and 2006, gross property catastrophe premiums written were $411.6 million and $219.1 million, respectively, comprising business written on the key renewal dates of January 1, April 1, June 1 and July 1.  The $192.5 million (87.8%) increase in property catastrophe premiums written during 2007 was primarily due to the increased participation on programs from our existing clients, the addition of new clients due to our increased capital base, growth in our franchise and the acquisition of the controlling interest in Island Heritage in July 2007 which resulted in the inclusion of $32.9 million in gross premiums for the year ended December 31, 2007.

For the year ended December 31, 2006, premiums included $10.1 million of assumed premiums written specifically for Mont Fort.  With effect from January 12, 2007, the results of Mont Fort are consolidated in the Company’s consolidated financial statements, and therefore, assumed premiums relating to Mont Fort during the year ended December 31, 2007 have been eliminated with the consolidation of Mont Fort’s results into the Company’s consolidated financial statements. Premiums ceded to Mont Fort which have been eliminated with the consolidation for the year ended December 31, 2007 were $37.0 million.

During the years ended December 31, 2007 and 2006, the Company recorded $10.4 million and $0.7 million of gross reinstatement premiums.  In 2007, the reinstatement premiums were primarily attributable to European Windstorm Kyrill and the U.K. floods.  In 2006, the lack of gross reinstatement premiums was due to low catastrophe activity during the period.

Property Reinsurance

Property reinsurance contracts are written on a pro rata basis and a per risk excess of loss basis. Per risk reinsurance protects insurance companies on their primary insurance risks on a single risk basis, for example covering a single large building. All property per risk and pro rata business is written with loss limitation provisions, such as per occurrence or per event caps, in place to limit exposure to catastrophic events.

Premiums written during the years ended December 31, 2007 and 2006 were $94.5 million and $56.4 million, respectively, which was primarily driven by pro rata contracts in the amount of $83.8 million and $41.9 million, respectively.  This increase of $38.1 million during 2007, or 67.5%, was primarily driven by an increased participation on existing accounts as well as new proportional accounts.

During the year ended December 31, 2007, the Company recorded $0.9 million of gross reinstatement premiums compared to $nil recorded for the year ended December 31, 2006.  In 2006, the lack of gross reinstatement premiums was due to low catastrophe activity during the period.

Short-tail Specialty and Casualty Reinsurance

Short-tail specialty and casualty reinsurance is comprised of reinsurance programs such as aviation, energy, accident and health, workers compensation catastrophe, satellite and marine. Most short-tail specialty and casualty reinsurance is written with loss limitation provisions.

Premiums written during the years ended December 31, 2007 and 2006 were $71.1 million and $27.0 million, respectively.  The increase of $44.1 million during 2007, or 163.6%, was primarily driven by increased participation on existing accounts and expansion of our client base, mainly in the marine and aviation programs.

During the year ended December 31, 2007, we recorded $2.6 million of gross reinstatement premiums compared to $nil recorded for the year ended December 31, 2006.  The reinstatement premiums in the year ended December 31, 2007 were primarily attributable to aviation and marine contracts.

Premiums Ceded

Due to the potential volatility of our reinsurance contracts, especially our property catastrophe reinsurance contracts which we sell, we purchase reinsurance to reduce our exposure to large losses and as part of our overall risk management process.  To the extent that appropriately priced coverage is available, we anticipate use of reinsurance to reduce the financial impact of large losses on our results and to optimize our overall risk profile. We segment our reinsurance purchases into the following areas – common account reinsurance purchased mutually on behalf of our needs and the client’s needs on specific treaties, business written with the intent to cede directly to our sidecar facility, and opportunistic and core purchases.

Reinsurance premiums ceded for the years ended December 31, 2007 and 2006 were $50.1 million (8.7% of gross written premiums) and $20.0 million (6.6% of gross written premiums), respectively.

For the year ended December 31, 2007, the Company purchased common account reinsurance of $3.5 million and purchased $27.1 million of opportunistic and core reinsurance protection to optimize our overall risk profile. In addition, the acquisition of the controlling interest in Island Heritage resulted in the inclusion of $19.5 million in our ceded premiums for the year.

In 2006, the primary component was attributable to premiums ceded to our sidecar facility, Mont Fort, of $15.1 million. Through Mont Fort, we participated in reinsurance opportunities that otherwise would be outside or in excess of our own exposure limits, which provides additional capacity typically in times of market dislocations where capacity for a given risk is in short supply.  With effect from January 12, 2007, the results of Mont Fort are consolidated in the Company’s consolidated financial statements, and therefore, premiums ceded to Mont Fort during the year ended December 31, 2007 have been eliminated with the consolidation of Mont Fort’s results into the Company’s consolidated financial statements.

As the Company grows its book of business, the need for additional retrocessional coverage will also grow.  We will continue to assess the need for retrocessional coverage and may purchase additional coverage in future periods.

Net Premiums Earned

We write the majority of our business on a losses occurring basis. A “losses occurring” contract covers claims arising from loss events that occur during the term of the reinsurance contract, although not necessarily reported during the term of the contract. The premium from a losses occurring contract is earned over the term of the contract, usually twelve months. In contrast, a “risks attaching” contract covers claims arising on underlying insurance policies that incept during the term of the reinsurance contract. The premium from a risks attaching contract generally is earned over a period longer than twelve months.

Net premiums earned for the years ended December 31, 2007 and 2006 were $477.1 million and $192.1 million, respectively. The increase of $285.0 million, during 2007, or 148.4%, is primarily due to the increased levels of net premiums written over the last twelve months, and the acquisition of the controlling interest in Island Heritage in July 2007 which resulted in the inclusion of $12.9 million in net premiums earned for the year ended December 31, 2007.  The large difference between net premiums written and net premiums earned during the years ended December 31, 2007 and 2006 reflects the fact that most of our contracts are written on an annual basis, with the premiums earned over the course of the contract period. The majority of our business is written at the January 1, April 1, June 1 and July 1 renewal periods and therefore it is reasonable to anticipate that the earned premiums would generally increase over the course of the fiscal year as premiums written in earlier months are increasingly earned.

Underwriting Results

The underwriting results of a reinsurance company are often measured by reference to its loss ratio and expense ratios. The loss ratio is calculated by dividing loss and loss adjustment expenses (including estimates for IBNR losses) by net premiums earned. The two components of the expense ratio may be expressed as separate ratios, the acquisition cost ratio and the general and administrative expense ratio.  The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.  The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.  The combined ratio is the sum of these three ratios.

Our combined ratio and components thereof are set out below for the years ended December 31, 2007 and 2006:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Loss ratio	40.4%	13.9%
Acquisition cost ratio	17.2%	15.6%
General and administrative expense ratio	15.2%	18.1%
Combined ratio	72.8%	47.6%

See the discussion below for an explanation of the fluctuations in these ratios.

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses are comprised of three main components:

●	losses paid, which are actual cash payments to insureds, net of recoveries, if any, from our own reinsurers;
●
movement in outstanding loss or case reserves, which represent the change in management’s best estimate of the likely settlement amount for reported claims, less the portion that can be recovered from reinsurers; and

●
movement in IBNR reserves, which are reserves established by us for claims that are not yet reported but can reasonably be expected to have occurred based on industry information, management’s experience and actuarial evaluation, less expected recoveries from reinsurers, if any.

The portion recoverable from our reinsurers is deducted from the gross estimated loss and loss adjustment expenses in the statement of operations.

The increase in the loss ratio of 26.5% in 2007 is as a result of the catastrophe events that occurred in 2007 (described below) compared to the light insured catastrophe activity experienced in 2006.

Loss and loss adjustment expenses for the years ended December 31, 2007 and 2006 were $192.9 million and $26.7 million, respectively. The components of loss and loss adjustment expenses of $192.9 million for the year ended December 31, 2007 include $39.6 million paid losses and our actuaries’ estimate of case reserves and IBNR on premiums earned to date of $153.3 million. The change in the case reserves and IBNR of $153.3 million includes the following key loss events: $32.4 million for losses from Windstorm Kyrill in January 2007; $38.0 million for United Kingdom flood losses in June and July 2007; $18.5 million for New South Wales (Australia) flood losses in June 2007; $13.8 million for three satellite losses during 2007; and $11.4 million for the Sydney (Australia) hailstorm in December 2007.

The components of loss and loss adjustment expenses of $26.7 million for the year ended December 31, 2006 include $4.2 million paid losses and our actuaries’ estimate of case reserves and IBNR on premiums earned to date of $22.5 million reflecting the low insured catastrophe activity for the period.

Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop. A significant portion of our business is property catastrophe reinsurance and other classes of reinsurance with high attachment points of coverage. Attachment points refer to the dollar amount of loss above which excess of loss reinsurance becomes operative. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. See “—Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves” and Item 1A, “Risk Factors—Risks Related to the Company.”  If we underestimate our loss reserves, so that they are inadequate to cover our ultimate liability for losses, the underestimation could materially adversely affect our financial condition and results of operations.

b.	Acquisition costs

For the years ended December 31, 2007 and 2006, acquisition costs were $82.3 million and $29.9 million, respectively, representing an increase of 174.9%.  Acquisition costs consist principally of ceding commissions, brokerage, premium taxes, profit commissions and other expenses that relate directly to the writing of reinsurance contracts.  Acquisition costs are driven by contract terms and are generally determined based upon a set percentage of premiums. Acquisition costs are expensed over the period of their related contracts.  The acquisition cost ratio has increased 1.6% from 2006 due to increased levels of proportional contracts written in 2007 which typically have higher levels of acquisition costs.

The acquisition of the controlling interest in Island Heritage in July 2007 resulted in the inclusion of $6.4 million in acquisition costs for the year ended December 31, 2007.

c.	General and administrative expenses

General and administrative expenses consist primarily of salaries, benefits, and related costs, including costs associated with our PSU and RSU Plans and other general operating expenses. General and administrative expenses for the years ended December 31, 2007 and 2006 were $72.5 million (15.2% general and administrative expense ratio) and $34.7 million (18.1% general and administrative expense ratio), respectively.  The increase of $37.8 million during 2007, or 108.6%, is principally due to expenses related to the increase in staffing levels as we continue to build our global platform and associated general operating expenses. In addition, $3.5 million of expenses for 2007 resulted from the inclusion of Island Heritage from July 1, 2007 onwards.  Because the growth in our net premiums earned has outpaced the growth in our general and administrative expenses, the general and administrative expense ratio has decreased 2.9% from 2006.

Interest Expense

Interest expense was $18.7 million for the year ended December 31, 2007 compared to $4.6 million for the year ended December 31, 2006. Interest expense primarily consists of interest due on our subordinated debt securities and the amortization of debt offering expenses.  The primary reason for the increase is that the first debt issuances of $120.0 million and €13.0 million occurred in August 2006, resulting in only five months of interest expense in 2006.  During 2007, the Company incurred twelve months of interest expense on the debt contracted in 2006 and interest expense on the additional debt offerings of $100.0 million and $25.0 million which occurred in June and September 2007, respectively.

Foreign Exchange

For the year ended December 31, 2007, we experienced net foreign exchange gains of $5.3 million compared to net foreign exchange gains of $2.1 million for the year ended December 31, 2006. For both years,  the net gains were principally a result of gains on net monetary assets denominated in foreign currencies which generally appreciated against the Company’s functional currency. The Company’s policy is to hedge the majority of its foreign currency exposures with derivative instruments such as foreign currency swaps and forward contracts.

The Company has entered into certain foreign currency forward contracts that are designated as hedges in order to hedge its net investments in foreign subsidiaries.  The accounting for the gains and losses associated with changes in fair value of the designated hedge instruments were recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that it is effective as a hedge.  The Company designated $264.4 million of foreign currency forwards contractual value as hedges, which had a fair value of $(3.4) million as of December 31, 2007.  All other derivatives are not designated as hedges, and accordingly, the realized and unrealized gains and losses are included in “Net realized gains and losses —investments” and “—other” in the consolidated financial statements.  There were no derivatives designated as hedges as of December 31, 2006.

Investment Results

The total return on our investment portfolio comprises investment income and realized and unrealized gains and losses on investments. For the year ended December 31, 2007, the total return was $91.0 million, compared to $44.5 million for the year ended December 31, 2006.  The increase of 104.4% during 2007 is primarily due to increased investment income resulting from our higher average invested assets in our portfolio, net positive performance of the relevant markets (such as fixed income and equitites) during 2007, offset by our net realized and unrealized losses on our foreign currency forward positions.

The Company’s overall fixed maturities strategy, established by the Finance Committee of the Board of Directors and executed by a combination of internal investment professionals and external investment managers, is to match appropriate indices after fees and trading costs, including taxes. Our investment managers generally manage the interest rate risk associated with holding fixed maturity investments by actively managing the average duration of the portfolio to achieve an adequate total return without subjecting the portfolio to an unreasonable level of interest rate risk. Our principal fixed maturity measurement index is the Lehman Aggregate Index. Our principal index for inflation-protected securities is the Treasury Inflation-Protected Securities (“ TIPS”) Index and our principal short-term portfolio index is 3-month LIBOR. We continue to refine and develop our investment strategy. Substantially all of our fixed maturity securities consisted of investment grade securities. As at December 31, 2007, the average credit rating, provided by a recognized national rating agency, of our fixed maturity portfolio is AA+ with an average duration of 3.2 years.

a.	Net investment income

Net investment income for the year ended December 31, 2007 was $73.8 million, compared to $34.2 million for the year ended December 31, 2006, an increase of 115.7% from the prior year.  Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank.  The components of net investment income are set forth below:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
	($ in thousands)
Interest and dividend income
Cash and cash equivalents	$12,911	$18,176
Fixed maturities	45,830	13,380
Short term	150	3,440
Equity investments	308	381
Other investments	7,456	-
Amortization income
Cash and cash equivalents	-	11
Fixed maturities	8,128	(155)
Short term	102	-
Other investments	-	27
Investment expenses	(1,077)	(1,048)
Net investment income	$73,808	$34,212

Net investment income increased by $39.6 million in 2007 compared to 2006 principally due to an increase in interest and dividend income due to the growth on our cash and fixed maturities portfolio, dividends from other investments and the increase in amortization income on our TIPS due to the significant increase in the inflation index during the year. The increase in invested assets is due to positive cash flows from our operating and financing activities (receipt of net proceeds in April 2007 of $168.7 million from our IPO and $123.6 million of net debenture proceeds) which we deployed into our invested assets.

b.	Net realized and unrealized gains and losses – investments

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity and is managed to produce a total return. In assessing returns under this approach, we include investment income and realized and unrealized gains and losses generated by the investment portfolio. As a result, there can be significant changes in the levels of our net realized and unrealized gains and losses from year to year.

Effective January 1, 2007, we early adopted SFAS 159 with respect to our investment portfolio. The impact is that all subsequent changes in the fair value of our investment portfolio have been recorded as net realized and unrealized gains and losses in our statement of operations.

Net realized and unrealized gains and losses on our investment portfolio amounted to a $17.2 million gain for the year ended December 31, 2007 compared to a $10.3 million gain for the year ended December 31, 2006. These amounts comprise net realized and unrealized gains and losses on our fixed maturities and equities portfolios, on our investment portfolio of derivatives including global equity, global bond, commodity and real estate futures, TBA securities, interest rate swaps and total return swaps.

The following table is the breakdown of net realized and unrealized gains and losses - investments in the consolidated statements of operations into its various components:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
	($ in thousands)

Net realized losses on fixed maturities	$(7,252)	$(1,274)
Net unrealized gains on fixed maturities	15,069	-
Net realized gains on equities	9,362	2,207
Net unrealized gains on equities	346	-
Net realized and unrealized (losses) gains on derivative instruments	(983)	8,382
Net realized and unrealized gains on other investments	632	989
Total net realized and unrealized gains - investments	$17,174	$10,304

Net realized and unrealized gains on fixed maturities of $7.8 million for the year ended December 31, 2007 were primarily due to the positive impact of declining interest rates over the year on our portfolio offset by realized losses on disposals of fixed maturities.

Net realized and unrealized gains on equities of $9.7 million for the year ended December 31, 2007 were due primarily to an $8.7 million gain on the disposal of an exchange traded fund during the year.

The following table is a breakdown of the realized and unrealized gains and losses on derivatives:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
	($ in thousands)

Futures contracts	$4,416	$8,516
Swap contracts	(4,590)	-
Mortgage-backed securities TBA	(809)	(134)
Realized and unrealized (losses) gains on derivatives	$(983)	$8,382

The Company enters into investment portfolio derivatives including global equity, global bond, commodity and real estate futures, TBAs, total return swaps and interest rate swaps. The Company enters into index futures contracts and total return swaps to gain or reduce its exposure to an underlying asset or index. The Company also purchases TBAs as part of its investing activities. The Company enters into interest rate swaps in order to manage portfolio duration and interest rate risk. The Company manages the exposure to these instruments based on guidelines established by management and approved by the Board of Directors. The decrease in net realized and unrealized losses and gains on derivatives in 2007 was due to the poor performance of our swap contracts which had exposure to the real estate market and to the lower performance in 2007 of equity markets compared to 2006 which affected our net gains on futures contracts.

c.	Net realized and unrealized gains and losses – other

The Company also enters into derivative instruments such as foreign currency forward contracts, interest rate and  currency swaps on our subordinated debt in order to manage its foreign currency exposure and interest rate risk.  In addition, the Company enters into reinsurance transactions that are structured as derivatives.

Net realized and unrealized gains and losses-other amounted to a $9.8 million loss for the year ended December 31, 2007 compared to a $1.9 million gain for the year ended December 31, 2006. These amounts comprise net gains and losses on foreign currency forward contracts, interest rate and currency swaps on our subordinated debt and on reinsurance derivatives.

The following table is the breakdown of net realized and unrealized gains and losses—other in the consolidated statements of operations into its various components:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
	($ in thousands)

Swap contracts	$2,446	$1,035
Foreign currency forward contracts	(14,016)	543
Reinsurance derivatives	1,749	365
Realized and unrealized (losses) gains on derivatives	$(9,821)	$1,943

We use currency swaps and foreign currency forwards to economically hedge the currency exposure of the Company’s investment in foreign subsidiaries, primarily our Swiss subsidiary, and to hedge operational balances such as premiums receivable, loss reserves and the portion of our long term debt issued in Euros. The losses on foreign currency forwards were due to the continued weakening of the U.S. dollar against other major currencies.

We entered into interest rate swaps during 2007 to convert the interest on our long term debt from floating to fixed.  Reinsurance derivatives relate to reinsurance arrangements that are structured as derivative transactions and the movement for the year ended December 31, 2007 is due to new contracts being entered into during 2007 offset by the earning of the 2006 contracts.

Other Income

During the year ended December 31, 2007, other income was $5.8 million, compared to $6.1 million during the year ended December 31, 2006.  Other income for 2007 includes earned revenue relating to upfront commitment fees on reinsurance contracts, ceding commissions earned by Island Heritage, which was consolidated from July 1, 2007 onwards, and other fee income.  Other income for 2006 primarily consisted of fees from Mont Fort (management, performance fees and ceding commissions).  With effect from January 12, 2007, the results of Mont Fort were consolidated in the Company’s consolidated financial statements, and therefore fee income of $8.5 million relating to Mont Fort during 2007 has been eliminated with the consolidation of Mont Fort’s results into the Company’s consolidated financial statements.

Minority Interest

From January 12, 2007, the Company consolidated Mont Fort, in accordance with the provisions of FIN 46(R). As such, the results of Mont Fort are included in the Company’s consolidated financial statements and the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders are recorded in the consolidated financial statements of the Company as minority interest.  In relation to Mont Fort, the Company recorded a minority interest expense of $33.6 million for the year ended December 31, 2007.

On July 3, 2007, the Company purchased 73,110 shares (representing a 21.4% interest) in Island Heritage for a purchase price of $12.6 million. Island Heritage is a property insurer based in the Cayman Islands which primarily is in the business of insuring homes, condominiums and office buildings in the Caribbean region.   With this acquisition, the Company took a controlling interest in Island Heritage by increasing its interest to 54.6% of the voting shares.   The Company’s share of Island Heritage’s results from operations was recorded in the Company’s consolidated financial statements under the equity method of accounting through June 30, 2007. As a result of the acquisition of this controlling interest, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest in the Company’s consolidated financial statements.  In relation to Island Heritage, the Company recorded a minority interest expense of $2.2 million for the year ended December 31, 2007.

Income Tax Expense

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries are subject to tax are Canada, India, Switzerland, USVI and the United Kingdom.  However since the majority of our income is currently earned in Bermuda where we are exempt from income tax, the tax impact to date has been minimal.  During the year ended December 31, 2007, income tax expense was $0.8 million compared to $0.1 million for the year ended December 31, 2006.  The increase of $0.7 million is primarily attributable to higher taxable income in jurisdictions around the world that are subject to tax as well as the acquisition of Island Heritage in July 2007, which resulted in taxable income being earned in the USVI.

Comprehensive Income

Comprehensive income for the years ended December 31, 2007 and 2006 was $175.9 million and $147.8 million, respectively.  In 2007, comprehensive income included $167.9 million of net income and $8.0 million for the change in the currency translation adjustment as a result of the translation of our foreign subsidiaries into U.S. dollars, the Company’s reporting currency.  In 2006, comprehensive income included $152.3 million of net income, $4.0 million of net unrealized losses for the period on our investment portfolio and $0.5 million of loss for the change in the currency translation adjustment.

Comparison of the Year Ended December 31, 2006 and the Period October 4, 2005 through December 31, 2005

Because the Company began operations on December 20, 2005, and as the principal renewal periods for our ceding company clients commenced January 1, 2006, the Company did not write any policies in the period from October 4, 2005 through December 31, 2005.  Net investment income resulting from the investment of the proceeds of our private placement contributed $0.6 million to our net income.  This was offset, however by general and administrative expenses of $0.8 million and the compensation expense based on the fair value of the Warrant of $12.2 million.  As a result we do not believe a comparison of the results of operations for the year ended December 31, 2006 with the period from October 4, 2005 through December 31, 2005 is meaningful.

Financial Condition, Liquidity and Capital Resources

Investments

The total of investments and cash and cash equivalents was $1.9 billion at December 31, 2007, compared to $1.0 billion at December 31, 2006.

The major factors influencing the increase in 2007 were:

●	net cash provided by operating activities of $326.9 million;
●	the addition of $167.3 million of invested assets and cash equivalents resulting from the consolidation of Mont Fort in 2007;
●	net proceeds of $168.7 million from the issuance of our common shares through our IPO in April 2007;
●	net proceeds of $98.9 million, through a private placement of Junior Subordinated Deferrable Interest Notes in June 2007;
●	the addition of $38.5 million of invested assets and cash equivalents resulting from the consolidation of Island Heritage in 2007;
●	net proceeds through a private sale of subordinated debt of $24.7 million in September 2007;
●	net realized and unrealized gains on invested assets during the year of $17.2 million; and
●	increase in net payable for securities purchased during the year of $26.0 million.

The investment management guidelines of the Company are set by the Finance Committee of our Board of Directors. The Finance Committee establishes investment policies and guidelines for both internal and external investment managers. The Company employs a prudent investment philosophy. It maintains a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation.

When the Company was formed, the Finance Committee decided to invest initially in a conventional portfolio consisting of mainly high grade bonds and a 10% component of passive U.S. equities. Subsequently, the Finance Committee conducted a comprehensive asset allocation study, consistent with modern practice in portfolio optimization, and developed a sophisticated optimization model using asset classes the Company is allowed to invest in from fiscal, regulatory, and liquidity aspects. The model aims at achieving higher expected total returns while maintaining adequate liquidity to pay potential claims and preserving our financial strength rating. The asset class composition of the model output includes a significant allocation to high grade fixed maturity securities, with the balance invested between other asset classes, such as U.S. equities, developed and emerging market equities, commodities, and cash equivalents.  A smaller portion of our investments is allocated to private equity, real estate (see “—Sub-prime Exposure”) and hedge funds. The Company has a strong bias against active management in favor of indexing and passive securities that are generally the most liquid. A number of our equity and other exposure implementations use futures contracts and swaps, whereas the assets in a short term portfolio, managed by external managers, support the futures contracts as if those assets were pledged and not available for liquidity purposes. The portfolio managers are required to adhere to investment guidelines as to minimum ratings and issuer and sector concentration limitations. This implementation strategy gives us a low cost and efficient way, using a mixture of passive assets and outside managers, to complement our in-house capability for overall portfolio management, liquidity management and hedging. The Company believes that an allocation of a portion of its investments to asset classes other than high grade fixed income is both prudent and desirable, as it helps to achieve broader asset diversification (lower risk) and maximizes the portfolio’s total return over time.

As noted above, the Company’s investment strategy allows the use of derivative instruments such as futures contracts, total return swaps, foreign exchange forward contracts, and currency swaps, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage currency and market exposures and duration risk that would be allowed under the Company’s investment policy if implemented in other ways.

Our investment portfolio on a risk basis, at December 31, 2007 comprised 66.6% fixed maturities and short-term investments, 22.9% equities and the balance in other investments.  Our desired portfolio mix will comprise 50% high grade short term fixed maturities and the balance a highly diversified global asset mix. We believe our fixed maturity securities, short term investments, equity investments, fixed income fund, REITs and derivatives held for investments can be liquidated and converted into cash within a very short period of time. However, our investments in investment funds and catastrophe bonds, which represent 3.6% of our total investments and cash and cash equivalents at December 31, 2007, do not trade on liquid markets or are subject to redemption provisions that prevent us from converting them into cash immediately.

At December 31, 2007 and 2006, 100% of our fixed maturity securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

At December 31, 2007, the average duration of the Company’s investment portfolio was 3.2 years, compared to 2.5 years at December 31, 2006.  The duration increased due to the higher weighting of TIPs in our December 31, 2007 portfolio compared to December 31, 2006.

The cost or amortized cost, gross unrealized gains and losses and carrying values of the Company’s fixed maturity, short term and equity investments as at December 31, 2007 and 2006, were as follows:

	As at December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized
	cost or cost	losses	gains	Fair value
	($ in thousands)
Fixed maturities
U.S. government and government agency	$479,462	$(1)	$14,508	$493,969
Other foreign governments	545	(2)	15	558
Corporates	265,569	(5,786)	909	260,692
Mortgage-backed securities	198,242	(2,315)	2,807	198,734
Asset-backed securities	155,331	(468)	289	155,152
Total fixed maturities	$1,099,149	$(8,572)	$18,528	$1,109,105

Short term investments	$23,660	$(49)	$5	$23,616

Equity investments	$73,603	$-	$754	$74,357

	As at December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized
	cost or cost	losses	gains	Fair value
	($ in thousands)
Fixed maturities
U.S. government and government agency	$252,775	$(4,319)	$9	$248,465
Corporates	188,080	-	28	188,108
Mortgage-backed securities	97,112	-	263	97,375
Asset-backed securities	136,575	-	5	136,580
Other debt securities	11,746	-	4	11,750
Total fixed maturities	$686,288	$(4,319)	$309	$682,278

Prior to January 1, 2007, investments were considered available-for-sale in accordance with SFAS 115 and were carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. Following the issuance by the FASB of SFAS 159, the Company elected to early adopt the fair value option for all fixed maturity investments, equity investments (excluding investments accounted for under the equity method of accounting), REITs, investment funds, catastrophe bonds, and fixed income funds commencing January 1, 2007. This election requires the Company to adopt SFAS 157 regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The Company has elected the fair value option to simplify the accounting, as this election will reduce the burden of the monitoring of differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature and, therefore, further removes an element of management's judgment.

The difference as a result of the election of the fair value option is in respect to the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses on fixed maturity investments and equities were included within accumulated other comprehensive income as a separate component of shareholders’ equity. On January 1, 2007, a cumulative-effect adjustment was made to reclassify the net unrealized losses from accumulated other comprehensive loss as at December 31, 2006 into retained earnings in the amount of $4.0 million. This adjustment represented the difference between the cost or amortized cost of our investments and the fair value of these investments at December 31, 2006.  Subsequent to January 1, 2007, any movement in unrealized gains and losses has been recorded within net realized and unrealized gains and losses on investments within the consolidated statements of operations. Investments are recorded on a trade date basis and realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed maturity investments at December 31, 2007 and 2006:

	As at December 31, 2007		As at December 31, 2006
	% of Total Fixed		% of Total Fixed
Rating Category	Maturity Investments	Fair Value	Maturity Investments	Fair Value
	($ in thousands)

AAA	75.4%	$836,122	71.8%	$489,800
AA	9.5%	105,769	12.1%	82,563
A	13.0%	144,416	14.9%	101,755
BBB	2.1%	22,798	1.2%	8,160
Total	100.0%	$1,109,105	100.0%	$682,278

Maturity Distribution

The contractual maturity dates of fixed maturity and short term investments as at December 31, 2007 and 2006 is shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	As at December 31, 2007
	Amortized Cost	Fair Value
	($ in thousands)

Due within one year	$57,039	$57,032
Due after 1 through 5 years	373,643	372,338
Due after 5 through 10 years	202,990	209,821
Due after 10 years	135,564	139,643
Mortgage and asset-backed securities	353,573	353,887
Total	$1,122,809	$1,132,721

	As at December 31, 2006
	Amortized Cost	Fair Value
	($ in thousands)

Due within one year	$5,496	$5,496
Due after 1 through 5 years	257,328	256,965
Due after 5 through 10 years	88,447	86,748
Due after 10 years	101,330	99,114
Mortgage and asset-backed securities	233,687	233,955
Total	$686,288	$682,278

Other Investments

The Company’s other investments include:

	As at	As at
	December 31, 2007	December 31, 2006
	($ in thosuands)

Island Heritage	$-	$8,826
Mont Fort	-	1,445
Investment funds	31,249	28,378
Catastrophe bonds	36,619	35,847
Real estate investment trusts	12,204	-
Fixed income fund	212,982	-
Other investments	112	-
Total other investments	$293,166	$74,496

      The investment funds consist of investments in a hedge fund and private equity funds.  The catastrophe bonds held pay a variable interest coupon and their return, from interest and return of principal, is contingent upon climatological and geological events.  REITs are an investment in a corporation investing in real estate.  The fixed income fund is a Swiss franc money market fund.

Sub-prime Exposure

Global financial markets experienced significant stress during the third and fourth quarters of 2007 and early 2008, primarily driven by challenging conditions in the markets related to U.S. sub-prime mortgages (including collateralized debt obligations (“CDOs”) based on sub-prime collateral), and in the markets for loans and bonds related to leveraged finance transactions (collectively referred to as “sub-prime”). This adverse market environment began to intensify toward the end of July 2007 and was characterized by significant credit spread widening, prolonged illiquidity, reduced price transparency and increased volatility. As conditions in these markets deteriorated, other areas such as the asset-backed commercial paper market also experienced decreased liquidity and the equity markets experienced short-term weakness and increased volatility. In addition, a number of participants in the financial guaranty market, have reported significant mark-to-market losses on their portfolio of financial guaranty contracts accounted for as derivatives under GAAP. Certain of these market participants have had their financial strength ratings put on review for possible downgrade by various rating agencies, or such ratings were downgraded and the market capitalization of such participants decreased significantly. In response and in an effort to stabilize market conditions generally, the Federal Reserve and other central banks injected significant liquidity into the markets and lowered benchmark interest rates.

Based in part on published news and research reports, further deterioration in the performance of the sub-prime mortgage sector appears to be generally expected; however, the extent and duration of the current deterioration in the credit markets more broadly is unknown. It is possible that the continued deterioration in the credit markets noted above would significantly adversely impact the overall economy, which could directly or indirectly give rise to adverse effects on us, potentially including effects we can not currently reasonably foresee. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to address such credit deterioration in the markets will be implemented, or that if implemented would be successful.

With reference to sub-prime, at December 31, 2007, we had no exposure to sub-prime backed investments or CDOs of sub-prime backed investments. At December 31, 2007, our holdings of Alt –A securities was $14.7 million with an average rating of AAA.  Alt – A securities are defined as a classification of mortgages where the risk profile falls between prime and sub-prime. The borrowers behind these mortgages will typically have clean credit histories, but the mortgage itself will generally have some features that increase its risk profile. These features include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.  Our exposure to traditional monoline insurers emanates from our non subprime asset-backed holdings. We have securities with credit enhancement from the traditional monoline insurers that amount to $9.9 million at December 31, 2007. We do not have any collateralized loan obligations or CDO exposures in our portfolio.

Loss and Loss Adjustment Expense Reserves

The Company establishes loss reserves to estimate the liability for the payment of all loss and loss adjustment expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Loss reserves represent estimates, including actuarial and statistical projections at a given point in time to reflect the Company’s expectations of the ultimate settlement and administration costs of claims incurred. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid loss and loss adjustment expenses represent management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2007. See “—Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves” for additional information concerning loss and loss adjustment expenses.

The following table represents an analysis of paid and incurred losses and a reconciliation of the beginning and ending loss and loss adjustment expense reserves for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007	Year Ended December 31, 2006
	($ in thousands)

Gross liability at beginning of year	$22,516	$-
Reinsurance recoverable at beginning of year	-	-
Net liability at beginning of year	22,516	-

Net incurred losses related to:
Current year	196,734	26,660
Prior year	(3,875)	-
	192,859	26,660
Net paid losses related to:
Current year	32,664	4,144
Prior year	6,948	-
	39,612	4,144

Effects of foreign exchange rate changes	2,726	-
Loss reserve on acquisition of Island Heritage	2,489	-
Net liability at end of year	180,978	22,516
Reinsurance recoverable at end of year	-	-
Gross liability at end of year	$180,978	$22,516

The $3.9 million prior year reduction in the net incurred losses arose from the revision of our loss estimates upon receipt of updated information from our clients and brokers.

The significant increase in the reserves in 2007 is primarily attributable to light insured catastrophe activity in 2006 coupled with significant losses in 2007 from Windstorm Kyrill ($32.4 million), June and July U.K. Floods ($38.0 million), New South Wales Floods ($18.5 million), three satellite losses ($13.8 million) and the Sydney Hailstorm ($11.4 million).

Shareholders’ Equity and Capital Resources Management

As at December 31, 2007, total shareholders’ equity was $1.2 billion, a 40.0% increase compared to $864.5 million at December 31, 2006. The increase in shareholders’ equity is principally due to the completion of our IPO and the exercise of the underwriters’ overallotment option in the amount of $168.7 million, net income for the year ended December 31, 2007 of $167.9 million, share based compensation of $8.3 million, accumulated other comprehensive income of $7.9 million offset by dividends declared of $7.0 million. Other comprehensive income consists of the change in currency translation adjustment arising from the translation of the Company’s foreign subsidiaries into U.S. dollars.

The Company actively manages its capital to support its underwriting operations and for the benefit of its shareholders, subject to the ability to maintain strong ratings from the agencies and maintain its ability to pay claims as they arise. Generally, the Company will seek to raise additional capital when its current capital position is not sufficient to support attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through dividends or stock repurchases when the opportunity set is insufficient to utilize our capital to earn our long term return targets.

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders. Diluted book value per share is calculated using the common shareholders’ equity divided by the number of common share and share equivalents outstanding. In 2007, the Company’s diluted book value per share plus accumulated dividends increased by 16.8% from $11.94 at December 31, 2006 to $13.95 at December 31, 2007.

Long Term Debt

On August 23, 2006, the Company raised gross and net proceeds of $136.7 million and $132.8 million through a private placement of Deferrable Interest Debentures. The Deferrable Interest Debentures have a floating rate of interest equal to (i) London Interbank Offering Rate (“LIBOR”) plus 354 basis points per annum, reset quarterly for the dollar-denominated principal amount and (ii) Euro Interbank Offered Rated (“Euribor”) plus 354 basis points per annum, reset quarterly for the Euro-denominated principal amount. The Deferrable Interest Debentures mature on September 15, 2036, and may be called at par by the Company at any time after September 15, 2011. The Company may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 15, 2011. Any deferred interest payments would accrue interest quarterly on a compounded basis.

In June 2007, the Company, through its wholly-owned subsidiary Flagstone Finance SA, raised gross and net proceeds of $100.0 million and $98.9 million, respectively, through a private placement of Junior Subordinated Deferrable Interest Notes.  These notes have a floating rate of interest equal to LIBOR plus 300 basis points per annum, reset quarterly. These Notes mature on July 30, 2037, and may be called at par by the Company at any time after July 30, 2012. The Company may defer interest payment for up to 20 consecutive quarterly periods, but no later than July 30, 2012. Any deferred interest payments would accrue interest quarterly on a compounded basis.

In September 2007, the Company raised gross and net proceeds of $25.0 million and $24.7 million, respectively, through a private placement of Junior Subordinated Deferrable Interest Notes.  These Notes have a floating rate of interest equal to LIBOR plus 310 basis points per annum, reset quarterly. These Notes mature on September 15, 2037, and may be called at par by the Company at any time after September 15, 2012.  The Company may defer interest payment for up to 20 consecutive quarterly periods, but no later than September 15, 2012. Any deferred interest payments would accrue interest quarterly on a compounded basis.

      The indenture governing our Deferrable Interest Debentures would restrict us from declaring or paying dividends on our common shares if the Company:

●	is downgraded by A.M. Best to a financial strength rating below A- and fails to renew more than 51% of its net premiums written during any twelve-month period;
●	is downgraded by A.M. Best to a financial strength rating below A- and sells more than 51% of its rights to renew net premiums written over the course of a twelve-month period;
●	is downgraded by A.M. Best to a financial strength rating below B++; or
●	withdraws its financial strength rating by A.M. Best.

Through the acquisition of IAL King Air on July 22, 2007, the company acquired debt of $0.9 million. The loan has a floating rate of interest equal to 30-day LIBOR plus 195 basis points per annum, reset monthly.  The debt matures March 15, 2009.

At December 31, 2007 and 2006, the Company was in compliance with all required covenants, and no conditions of default existed related to the Company’s long term debt. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Our capital management strategy is to preserve sufficient capital to support the Company’s financial strength ratings and our future growth while maintaining conservative financial leverage and earnings coverage ratios.

The table below sets forth the capital structure of the Company at December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	($ in thousands)
Capital structure:
Long term debt	$264,889	18.0%	$137,159	13.7%
Shareholders’ equity	1,210,485	82.0%	864,519	86.3%
Total Capital	$1,475,374	100.0%	$1,001,678	100.0%

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. For the period from inception until December 31, 2007, we have had sufficient cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and proceeds from sales and maturities of our investment portfolio. Cash and cash equivalents were $362.7 million at December 31, 2007.

We are a holding company that conducts no operations of our own. We rely primarily on cash dividends and return of capital from our subsidiaries to pay our operating expenses and make principal and interest payments on our long term debt. There are restrictions on the payment of dividends from Flagstone and Flagstone Suisse to the Company, which are described in more detail below. Following the completion of our IPO, we have paid a quarterly cash dividend of $0.04 per common share in both the third and fourth quarters of 2007. Our subsidiaries’ sources of funds primarily consist of premium receipts net of commissions, investment income, capital raising activities including the issuance of common shares, long term debt and proceeds from sales and maturities of investments. Cash is used primarily to pay losses and loss adjustment expenses, reinsurance purchased, brokerage, general and administrative expenses and dividends, with the remainder made available to our investment manager for investment in accordance with our investment policy. In the future, we may use cash to fund any authorized share repurchases and acquisitions.

Cash flows from operations in 2007 increased to $326.9 million, from $172.4 million in 2006. This increase in cash flows from operations was primarily attributable to higher underwriting cash flows due to higher premium writings in 2007 compared to 2006.  Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of dividends, share related transactions and the issue or repayment of debt.  During 2007, we generated $336.2 million from financing activities compared to $296.4 million in 2006. During 2007 we received net proceeds of $168.7 million from the issuance of our common shares through our IPO in April 2007 and net proceeds of $123.7 million from the issuance of junior subordinated deferrable interest notes, offset by a $17.1 million repayment of a loan under a sale lease-back transaction.  In 2006 we raised $162.8 million from the issuance of common shares and net proceeds of $132.8 million from the issuance of deferrable interest debentures.

Generally, positive cash flows from our operating and financing activities are invested in the Company’s investment portfolio. For further discussion of our investment activities, including our strategy and current durations, refer to “Business” and also Note 5 to our Consolidated Financial Statements included in Item 8 of this report.

We monitor our long term liquidity needs with regard to our annual aggregate PML. Our annual aggregate PML for a given number of years is our estimate of the maximum aggregate loss and loss adjustment expenses that we are likely to incur in any one year during that number of years.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. Some of the Company’s reinsurance treaties contain special funding and termination clauses that are triggered in the event the Company or one of its subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to occur, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty.

In 2008, we anticipate expenditures of approximately $5.0 million for our information technology infrastructure and systems enhancements, including proprietary software expenditures and $6.0 million primarily for the building costs associated with the completion of our office building in Hyderabad. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business.

Letter of Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured credit facilities. Under the terms of certain reinsurance agreements, irrevocable letters of credit are issued on a secured basis in respect of cedents’ reported loss and unearned premium reserves.

In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A. In April 2007, the Company increased its uncommitted letter of credit facility agreement with Citibank N.A. from $200.0 million to $400.0 million.  As at March 17, 2008, $73.7 million has been drawn under this facility and the drawn amount of the facility is secured by $82.0 million of fixed maturity securities from our investment portfolio.

In September 2007, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Wachovia Bank, N.A.  While the Company has not drawn upon this facility as at December 31, 2007, if drawn upon, the utilized portion of the facility will be secured by an appropriate portion of securities from the Company’s investment portfolio.

Restrictions and Specific Requirements

The cash generated from the three closings of our private placement, the issuance of our Deferrable Interest Debentures, the completion of our IPO and operating cash flows has provided us with sufficient liquidity to enable Flagstone to meet its Bermuda statutory requirements under the Insurance Act, as described below.

The Insurance Act requires Flagstone to maintain a minimum solvency margin (being the minimum amount that the statutory assets must exceed the statutory liabilities as required by the Insurance Act) equal to the greatest of (i) $100 million, (ii) 50% of net premiums written or (iii) 15% of the reserve for losses and loss adjustment expenses. To satisfy these requirements, Flagstone was required to maintain a minimum level of statutory capital and surplus of $228.0 million as at December 31, 2007. In addition, Flagstone is required to maintain a minimum liquidity ratio. As at December 31, 2007, 2006 and 2005, Flagstone was in compliance with all of the requirements of the Insurance Act.

Bermuda law limits the maximum amount of annual dividends or distributions payable by Flagstone to the Company and in certain cases requires the prior notification to, or the approval of, the BMA. As a Bermuda Class 4 reinsurer, Flagstone may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus unless at least seven days before payment of those dividends it files an affidavit with the BMA signed by at least two directors and Flagstone’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone to fail to meet its prescribed solvency margin and liquidity ratio. Further, Flagstone may not reduce by 15% or more its total statutory capital as set out in its previous year’s statements, without the prior approval of the BMA. Flagstone must also maintain, as a Class 4 Bermuda reinsurer, paid-up share capital of $1 million.

Flagstone is not licensed or admitted as an insurer or reinsurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, we anticipate that our reinsurance clients will typically require Flagstone to post a letter of credit or other collateral.

Flagstone Suisse is licensed to operate as a reinsurer in Switzerland. Swiss law permits dividends to be declared only after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation. The articles of incorporation of Flagstone Suisse do not require any specific reserves. Therefore, Flagstone Suisse must allocate any profits first to the reserve required by Swiss law generally, and may pay as dividends only the balance of the profits remaining after that allocation. In the case of Flagstone Suisse, Swiss law requires that 5% of the company’s profits be allocated to a “general reserve” until the reserve reaches 20% of its paid-in share capital.  In addition, a Swiss reinsurance company may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency margin requirements. See Item 1, “Business—Regulation—Other Jurisdictions—Switzerland.”

Island Heritage is currently licensed to transact domestic insurance business in sixteen Caribbean countries.

Off Balance Sheet Arrangements

We have no obligations, assets or liabilities other than those disclosed in the financial statements; no trading activities involving non-exchange traded contracts accounted for at fair value; and except as disclosed in this document no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as at December 31, 2007:

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
	($ in thousands)

Long term debt - Interest(1)	$21,161	$42,222	$42,214	$509,025	$614,622
Long term debt - Principal	128	755	-	264,006	264,889
Lease obligations	3,731	6,672	5,839	10,906	27,148
Loss and loss adjustment expense reserves(2)	50,476	111,711	14,740	4,051	180,978
Island Heritage share repurchase(3)	3,502	-	-	-	3,502
Investment commitments(4)	6,356	-	-	-	6,356
Total contractual obligations	$85,354	$161,360	$62,793	$787,988	$1,097,495

(1) The interest on the long term debt is based on a spread above LIBOR and Euribor. We have reflected interest due in the table based on the current interest rates on the facility. See “Long Term Debt” above for further details.
(2) The Company has based its estimate of future claim payments upon benchmark payment patterns constructed internally, drawing upon available relevant industry sources of loss and allocated loss adjustment expense development data which may include both internal and external data sources. We also supplement these benchmark payment patterns with information received from treaty submissions and periodically update them. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. See “—Critical Accounting Policies—Loss and Loss Adjustment Expense Reserves.”
(3) Effective November 20, 2007, Island Heritage entered into a share repurchase agreement with one of its minority shareholders. Under this agreement, Island Heritage will buy back 16,919 shares (representing 5% of its common shares) on June 30, 2008 at a price of 1.78 times the fully diluted book value as at December 31, 2007.  The amount will be settled with fifty percent cash on or before June 30, 2008 and fifty percent cash on or before December 31, 2008.
(4) The Company has made certain commitments with respect to an investment in a private equity fund and may receive capital call requests in 2008.

 Currency

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk due to the following: its investments in foreign subsidiaries whose functional currencies are typically their national currencies; Flagstone Suisse’s underwriting reinsurance exposures; the collection of premiums and payment of claims and other general operating expenses denominated in currencies other than the U.S. dollar; and, holding certain net assets in foreign currencies. The Company’s most significant foreign currency exposure is to the Swiss franc.

Prior to December 2007, gains and losses on foreign currency forward contracts and on foreign currency swaps used to hedge the foreign currency exposure of the Company’s debt, investments in and loan to various subsidiaries, and operational balances (premiums and reserves) of our investments in foreign subsidiaries were recorded with realized gains and losses - other on the income statement, while gains and losses on the translation of foreign subsidiaries’ assets and liabilities were recorded in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS 52”) as a change in currency translation adjustment, a component of comprehensive income. Since the change in currency translation adjustment is not a component of net income, there was volatility created in our reported earnings from the translation of our foreign subsidiaries. Prior to renewing our forward contracts in December 2007, we considered the guidance under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which outlines the designated hedge accounting method, which permits the offset of gains and losses on the hedged instruments (i.e. the forward contracts) against the gains and losses recorded for the hedged items (i.e. foreign subsidiaries). As a result, $3.5 million of unrealized losses on forward contracts was accounted for as an offset against the currency translation adjustment gain in the fourth quarter 2007, thus reducing the income statement volatility.  The losses on forward contracts resulted from the continued weakening of the U.S. dollar against other major currencies, mainly the Swiss franc.

At December 31, 2007, the value of the U.S. dollar weakened approximately 1.6% against the British pound, 10.8% against the Euro, 15.1% against the Canadian dollar, and 7.1% against the Swiss franc, compared to December 31, 2006. Since a large proportion of the Company’s assets and liabilities are expressed in these currencies, there was a net increase in the U.S. dollar value of the assets and liabilities denominated in these currencies in 2007.

Net foreign exchange gains amounted to a gain of $5.3 million, a gain of $2.1 million and a gain of $nil for the years ended December 31, 2007 and 2006 and the period from October 4, 2005 through December 31, 2005, respectively (See “—Results of Operations” above).

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The effects of inflation are considered implicitly in pricing through the modeled components such as demand surge. Loss reserves are established to recognize likely loss settlements at the date payment is made. Those reserves inherently recognize the effects of inflation. The actual effects of inflation on our results cannot be accurately known, however, until claims are ultimately resolved.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We measure and manage market risks and other risks as part of an enterprise-wide risk management process. The market risks described in this section relate to financial instruments, primarily in our investment portfolio, that are sensitive to changes in interest rates, credit risk premiums or spreads, foreign exchange rates and equity prices.

We believe that we are currently principally exposed to four types of market risk: interest rate risk, equity market risk, credit risk and foreign currency risk.

The Company writes certain reinsurance contracts that are classified as derivatives under SFAS 133. In addition, the Company enters into derivative instruments such as interest rate futures contracts, interest rate swaps, foreign currency forward contracts and foreign currency swaps in order to manage portfolio duration and interest rate risk, borrowing costs and foreign currency exposure. The Company enters into index futures contracts and total return swaps to gain or reduce its exposure to an underlying asset or index. The Company also purchases TBAs as part of its investing activities. The Company manages the exposure to these instruments based on guidelines established by management and approved by the Board of Directors.

During 2007 the Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investments in foreign subsidiaries.  The accounting for the gains and losses associated with changes in fair value of the designated hedge instruments will be recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that it is effective as a hedge.  All other derivatives are not designated as hedges, and accordingly, these instruments are carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized gains and losses in the consolidated financial statements.  There were no derivatives designated as hedges as of December 31, 2006.

The following comments address those areas where the Company believes it has exposure to material market risk in its operations.

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates. Our fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of our fixed maturity portfolio falls and we have the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline, the market value of our fixed income portfolio increases and we have reinvestment risk, as funds reinvested will earn less than is necessary to match anticipated liabilities. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the reinsurance liabilities of the Company. In addition, from time to time the Company enters into interest rate swap contracts as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be altered.

As at December 31, 2007, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.0%, or approximately $48.6 million. As at December 31, 2007, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.4%, or approximately $55.0 million.  As at December 31, 2006, the impact on our fixed maturity from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.0%, or approximately $20.2 million. As at December 31, 2006, the impact on our fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.1%, or approximately $20.9 million.

As at December 31, 2007, we held $353.9 million, or 31.9%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at December 31, 2007 and held $14.7 million of Alt -A securities with an average rating of AAA. As at December 31, 2006, we held $234.0 million, or 34.3%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

The Company uses interest rate swap contracts in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. As of December 31, 2007, there were a total of $389.9 million of interest rate swaps in the portfolio with a total fair value of $2.3 million. During the year ended December 31, 2007, the Company recorded $0.5 million of realized and unrealized gains on interest rate swaps.  As at December 31, 2006, there were no interest rate swaps in the portfolio.

The Company also uses interest rate swaps to manage its borrowing costs on long term debt.  To convert the interest on long term debt from floating to fixed, the Company entered into interest rate swaps.  On December 7, 2007, the Company entered into interest rate swap agreements with Lehman Brothers Special Financing Inc. Under the terms of these agreements, the Company exchanged interest on notional amounts of $120.0 million and $25.0 million, respectively, and will receive interest at three month London Interbank Offered Rate (“LIBOR”) and pay 3.962% and 4.096% interest, respectively. The agreements terminate on September 15, 2011 and September 15, 2012, respectively.  On December 7, 2007, the Company entered into an interest rate swap agreement with Citibank N.A.  Under the terms of the agreement, the Company exchanged interest on the notional amount of $100.0 million, and will receive three month LIBOR and pay 4.095% interest.  The agreement will terminate on July 30, 2012.  As of December 31, 2007, the fair value of these swaps was $0.4 million and the Company recorded $0.4 million of unrealized gains on those swaps.

Equity Price Risk

We gain exposure to the equity markets through the use of various index-linked futures, exchange traded funds, total return swaps and global REIT equities.  This risk is defined as the potential loss in fair value resulting from adverse changes in the respective stock prices. The fair value of equity positions as at December 31, 2007 amounted to $80.9 million and was recorded in both equities and other investments and the net realized and unrealized gains of $8.0 million for the year ended December 31, 2007 are recorded in the consolidated statements of operations.  The total exposure of the index-linked futures and total return swaps was $346.1 million as at December 31, 2007.  The fair value of our future positions as at December 31, 2006 amounted to $1.9 million and was recorded in other assets and the net realized and unrealized gains for the year ended December 31, 2006 of $8.5 million was recorded in the consolidated statements of operations.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at December 31, 2007, all of our fixed maturity investments consisted of investment grade securities. The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed income investments to an acceptable level.

The Company does not have any exposure to credit risk as a holder of sub-prime backed investments.  The Company does not have a specific sub-prime limit with any investment manager.   At December 31, 2007, all sub-prime assets within the investment portfolio had been liquidated.

To a lesser extent, the Company also has credit risk exposure as a party to over-the-counter derivative instruments. To mitigate this risk, we monitor our exposure by counterparty and ensure that counterparties to these contracts are high-credit-quality international banks or counterparties. In addition, we generally request our counterparties to collateralize their loss positions. These derivative instruments include foreign currency forwards contracts, currency swaps, interest rate swaps and total return swaps.

In addition, the Company has exposure to credit risk as it relates to its trade balances receivable, namely reinsurance balances receivable. Reinsurance balances receivable from the Company’s clients at December 31, 2007 and December 31, 2006, were $136.6 million and $68.9 million, respectively, including balances both currently due and accrued. The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances our rights to cancel the cover for non-payment of premiums and right to offset premiums yet to be paid against losses due to the cedent. Since our inception, we have recorded $1.1 million in bad debt expenses.

While the Company does not rely heavily on retrocessional reinsurance, we do require our reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis.

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

With respect to loss reserves, our policy is to hedge the expected losses with forward foreign exchange purchases. Expected losses means incurred and reported losses and IBNR.  We do not hedge expected catastrophe events. However, upon the occurrence of a catastrophe loss and when the actuarial department has estimated the loss to the Company, we purchase foreign currency promptly on a forward basis. When we pay claims in a non-base currency, we either use the proceeds of a foreign currency forward contract to do so, or buy spot foreign exchange to pay the claim and simultaneously adjust the hedge balance to the new lower exposure.

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

Financing

When the Company or its subsidiaries issues a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure. The contractual amount of foreign currency forward contracts as at December 31, 2007 and 2006 was $311.1 million and $84.9 million, and had a fair value of $(7.1) million and $0.5 million, respectively. The Company designated $264.4 million of foreign currency forwards contractual value as hedges, which had a fair value of ($3.5) million as of December 31, 2007.  During the years ended December 31, 2007 and 2006, the Company recorded $14.0 million and $1.0 million respectively of realized and unrealized losses on foreign currency forward contracts.  The Company recorded $3.5 million of unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.  There were no foreign currency forwards designated as hedges as of December 31, 2006.

The Company entered into a foreign currency swap in relation to the Euro-denominated Deferrable Interest Debentures. Under the terms of the foreign currency swap the Company exchanged €13.0 million for $16.7 million, will receive Euribor plus 354 basis points and pay LIBOR plus 371 basis points. The swap expires on September 15, 2011 and had a fair value of $2.5 million and $0.4 million, respectively, as at December 31, 2007 and December 31, 2006.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. Of our business written in the year ended December 31, 2007, approximately 21.8% was written in currencies other than the U.S. dollar (excluding Island Heritage). For the year ended December 31, 2007 and December 31, 2006, we had net realized and unrealized foreign exchange gains of $5.3 million and $2.1 million, respectively.

The Company does not hedge currencies for which its asset or liability exposures are not material or where it is unable or impractical to do so. In such cases, the Company is exposed to foreign currency risk. However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material.

Effects of Inflation

We do not believe that inflation has had a material effect on our combined results of operations, except insofar as inflation may affect interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets as at December 31, 2007 and 2006	50

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006, and the Period from October 4, 2005 through December 31, 2005	51

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and the Period from October 4, 2005 through December 31, 2005	52

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and the Period from October 4, 2005 through December 31, 2005	53

Notes to the Consolidated Financial Statements	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flagstone Reinsurance Holdings Limited

We have audited the accompanying consolidated balance sheets of Flagstone Reinsurance Holdings Limited and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the years ended December 31, 2007 and 2006, and the period from October 4, 2005 (date of incorporation) to December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flagstone Reinsurance Holdings Limited and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, and the period from October 4, 2005 (date of incorporation) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche
Hamilton, Bermuda
March 18, 2008

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2007 and 2006
(Expressed in thousands of U.S. dollars, except share data)

	2007	2006

ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2007 - $1,099,149; 2006 - $686,288)	$1,109,105	$682,278
Short term investments, at fair value (Cost: 2007 - $23,660; 2006 - $nil)	23,616	-
Equity investments, at fair value (Cost: 2007 - $73,603; 2006 - $nil)	74,357	-
Other investments	293,166	74,496
Total Investments	1,500,244	756,774
Cash and cash equivalents	362,680	261,352
Reinsurance premium balances receivable, net	136,555	68,940
Unearned premiums ceded	14,608	8,224
Accrued interest receivable	9,915	6,331
Receivable for investments sold	-	3,599
Deferred acquisition costs	30,607	11,909
Funds withheld	6,666	-
Goodwill	10,781	5,624
Other assets	31,717	18,659
Due from related parties	-	3,090
Total Assets	$2,103,773	$1,144,502

LIABILITIES
Loss and loss adjustment expense reserves	$180,978	$22,516
Unearned premiums	175,607	98,659
Insurance and reinsurance balances payable	12,088	-
Payable for investments purchased	41,750	9,531
Long term debt	264,889	137,159
Other liabilities	33,198	11,866
Due to related parties	-	252
Total Liabilities	708,510	279,983

Minority Interest	184,778	-

SHAREHOLDERS’ EQUITY
Common voting shares, 150,000,000 authorized, $0.01 par value, issued and outstanding (2007 - 85,309,107; 2006 - 71,547,891)	853	715
Additional paid-in capital	905,316	728,378
Accumulated other comprehensive income (loss)	7,426	(4,528)
Retained earnings	296,890	139,954
Total Shareholders’ Equity	1,210,485	864,519

Total Liabilities, Minority Interest and Shareholders’ Equity	$2,103,773	$1,144,502

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2007, 2006, and the Period from October 4, 2005 through December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share data)

	2007	2006	2005

REVENUES
Gross premiums written	$577,150	$302,489	$-
Reinsurance premiums ceded (related party: 2007 - $nil; 2006 - $15,095; 2005 - $nil)	(50,119)	(19,991)	-
Net premiums written	527,031	282,498	-
Change in net unearned premiums	(49,894)	(90,435)	-
Net premiums earned	477,137	192,063	-
Net investment income	73,808	34,212	629
Net realized and unrealized gains - investments	17,174	10,304	-
Net realized and unrealized (losses) gains - other	(9,821)	1,943	-
Other income (related party: 2007 - $nil; 2006 - $5,143; 2005 - $nil)	5,811	6,099	-
Total revenues	564,109	244,621	629

EXPENSES
Loss and loss adjustment expenses	192,859	26,660	-
Acquisition costs	82,292	29,939	-
General and administrative expenses	72,461	34,741	13,013
Interest expense	18,677	4,648	-
Net foreign exchange gains	(5,289)	(2,079)	-
Total expenses	361,000	93,909	13,013
Income (loss) before income taxes, minority interest and interest in earnings of equity investments	203,109	150,712	(12,384)
Provision for income tax	(783)	(128)	-
Minority interest	(35,794)	-	-
Interest in earnings of equity investments	1,390	1,754	-

NET INCOME (LOSS)	$167,922	$152,338	$(12,384)

Change in net unrealized losses	-	(4,008)	-
Change in currency translation adjustment	7,945	(520)	-

COMPREHENSIVE INCOME (LOSS)	$175,867	$147,810	$(12,384)

Weighted average common shares outstanding—Basic	81,975,384	70,054,087	55,239,491
Weighted average common shares outstanding—Diluted	82,111,590	70,393,821	55,239,491
Net income (loss) per common share outstanding—Basic	$2.05	$2.17	$(0.22)
Net income (loss) per common share outstanding—Diluted	$2.05	$2.16	$(0.22)
Dividends declared per common share	$0.08	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006, and the Period from October 4, 2005 through December 31, 2005
(Expressed in thousands of U.S. dollars, except share data)

	2007	2006	2005

Common voting shares:
Balance at beginning of period	71,547,891	55,239,491	-
Issued during the period	13,761,216	16,308,400	55,239,491
Balance at end of period	85,309,107	71,547,891	55,239,491

Share capital:
Common voting shares
Balance at beginning of period	$715	$552	$-
Issued during period	138	163	552
Balance at end of period	853	715	552

Additional paid-in capital
Balance at beginning of period	728,378	559,466	-
Issue of shares	185,488	162,921	551,843
Issuance costs (related party: 2007 - $3,430; 2006 - $nil; 2005 - $2,972)	(16,839)	(251)	(4,590)
Fair value of issue warrant	-	3,372	12,213
Share based compensation expense	8,289	2,870	-
Balance at end of period	905,316	728,378	559,466

Accumulated other comprehensive (income) loss
Balance at beginning of period	(4,528)	-	-
Change in net unrealized losses	-	(4,008)	-
Change in currency translation adjustment	7,945	(520)	-
Cumulative effect adjustment from adoption of new accounting principle	4,009	-	-
Balance at end of period	7,426	(4,528)	-

Retained earnings (accumulated deficit)
Balance at beginning of period	139,954	(12,384)	-
Cumulative effect adjustment from adoption of new accounting principle	(4,009)	-	-
Dividend declared	(6,977)	-	-
Net income (loss) for the period	167,922	152,338	(12,384)
Balance at end of period	296,890	139,954	(12,384)
Total Shareholders’ Equity	$1,210,485	$864,519	$547,634

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006, and the Period from October 4, 2005 through December 31, 2005
(Expressed in thousands of U.S. dollars)

	2007	2006	2005

Cash flows provided by (used in) operating activities:
Net income	$167,922	$152,338	$(12,384)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized gains	(7,353)	(12,247)	-
Minority interest	35,794	-	-
Depreciation expense	2,647	1,018	-
Share based compensation expense	8,136	6,208	12,247
Interest in earnings of equity investments	(1,390)	(1,754)	-
Accretion/amortization on fixed maturities	(8,196)	156	-
Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(53,278)	(68,940)	-
Unearned premiums ceded	(9,619)	(8,224)	-
Deferred acquisition costs	(13,549)	(11,909)	-
Funds withheld	(6,666)	-	-
Loss and loss adjustment expense reserves	158,078	22,516	-
Unearned premiums	57,942	98,659	-
Insurance and reinsurance balances payable	(8,474)	-	-
Other changes in assets and liabilities, net	4,952	(5,431)	587
Net cash provided by operating activities	326,946	172,390	450

Cash flows provided by (used in) investing activities:
Net cash received (paid) in acquisitions of subsidiaries	2,643	(12,702)	-
Purchases of fixed income securities	(1,699,537)	(1,712,280)	-
Sales and maturities of fixed income securities	1,391,198	1,030,738	-
Purchases of equity securities	(98,774)	(99,682)	-
Sales of equity securities	34,533	101,889	-
Purchases of other investments	(225,156)	(57,117)	-
Sales of other investments	13,872	-	-
Purchases of fixed assets	(9,668)	(6,023)	-
Sale of fixed asset under a sale lease-back transaction	18,500	-	-
Net cash used in investing activities	(572,389)	(755,177)	-

Cash flows provided by (used in) financing activities:
Issue of common shares, net of issuance costs paid	171,644	162,833	547,805
Issue of notes, net of issuance costs paid	123,673	132,810	-
Contribution of minority interest	84,322	-	-
Repurchase of minority interest	(14,353)	-	-
Dividend paid on common shares	(6,823)	-	-
Repayment of loan under a sale lease-back transaction	(17,063)	-	-
Other	(5,166)	725	-
Net cash provided by financing activities	336,234	296,368	547,805

Effect of foreign exchange rate on cash and cash equivalents	10,537	(484)	-

Increase (decrease) in cash and cash equivalents	101,328	(286,903)	548,255
Cash and cash equivalents - beginning of period	261,352	548,255	-
Cash and cash equivalents - end of period	$362,680	$261,352	$548,255

Supplemental cash flow information:
Payable for investments purchased	$41,750	$9,531	$-
Receivable for investments sold	$-	$3,599	$-
Interest paid	$16,271	$3,861	$-

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

1.    ORGANIZATION

Flagstone Reinsurance Holdings Limited (“the Company”) is a holding company incorporated on October 4, 2005 under the laws of Bermuda. The Company, through its principal operating, wholly owned subsidiaries, Flagstone Reinsurance Limited (“Flagstone”) and Flagstone Réassurance Suisse SA (“Flagstone Suisse”), is a provider of global property, property catastrophe, and short-tail specialty and casualty reinsurance. Flagstone was incorporated in Bermuda on November 10, 2005 and licensed as a Class 4 insurer under The Insurance Act 1978, as amended and related Regulations (the “Insurance Act”).  Flagstone Suisse was formed in Switzerland on September 7, 2006 and is an indirect wholly owned subsidiary of Flagstone. Flagstone Suisse was formed to serve as the Company’s European underwriting platform and was licensed by the Federal Office of Private Insurance in Switzerland on December 20, 2006.

On March 31, 2006, Flagstone acquired an equity interest in Island Heritage Holdings Limited (“Island Heritage”), a Caribbean property insurer based in the Cayman Islands.  With subsequent purchases in October 2006 and May 2007, Flagstone increased its equity interest in Island Heritage to 33.2%.  On July 3, 2007, Flagstone took a controlling interest in Island Heritage by increasing its ownership to 54.6% of Island Heritage’s voting shares.

On March 31, 2006, the Company acquired Flagstone Capital Management (Bermuda) Limited and its subsidiaries (formerly known as West End Capital Management (Bermuda) Limited and referred to herein as “West End”), a company engaged in the business of investment and insurance management in Bermuda. West End subsidiaries include (a) Flagstone Management Services (Halifax) Limited which provides accounting, claims, information technology support, risk modeling, actuarial and legal services and (b) West End Capital Management BPO Services (India) Private Limited which provides back office information technology support services.

On March 6, 2006, the Company entered into a share purchase agreement to purchase 370,000 common shares, representing 100% of the outstanding common shares of Mont Fort Re Limited (“Mont Fort”), a segregated accounts or “cell” company registered under the Bermuda Segregated Accounts Companies Act 2000 (as amended). In May 2006, the Company invested an additional $1.3 million in Mont Fort.   Mont Fort raises capital from investors through offerings of its preferred shares, and uses the proceeds of those offerings to underwrite reinsurance, which will be ceded to Mont Fort solely by Flagstone pursuant to a reinsurance agreement. On June 6, 2006, Mont Fort closed an offering of preferred shares relating to its first cell, Mont Fort ILW, which yielded gross proceeds of $60.0 million including investments by Flagstone of $5.0 million (8.3%) and LB I Group Inc. (“LB I”) of $50.0 million (83.3%).  LB I is a related party due to its investment in common shares of the Company.  On August 28, 2006, Mont Fort repurchased the preferred shares held by Flagstone for $5.1 million. As at December 31, 2006, and for the year ended December 31, 2006, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46(R)”) the Company had determined that Mont Fort was a Variable Interest Entity (“VIE”). The Company was not considered to be the primary beneficiary and, therefore, was not required to consolidate Mont Fort into its financial statements. On January 2, 2007, Mont Fort closed an offering of preferred shares relating to its second cell, Mont Fort ILW 2 Cell (“Mont Fort ILW 2”) which yielded gross proceeds of $55.0 million from LB I.  On January 12, 2007, Mont Fort closed an offering of preferred shares, with an unrelated party, relating to a third cell, Mont Fort High Layer (“Mont Fort HL”), which yielded gross proceeds of $28.1 million. The Company determined that the establishment of these cells was a reconsideration event under the provisions of paragraph 7 and paragraph 15 of FIN 46(R). The Company assessed the impact of these reconsideration events on its results and financial position, and concluded that the establishment of the Mont Fort HL cell on January 12, 2007 was the reconsideration event that resulted in the Company being the primary beneficiary of Mont Fort. As such, the results of Mont Fort are included in the Company’s consolidated financial statements with effect from January 12, 2007.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying financial statements as at December 31, 2007 include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as at December 31, 2007 and 2006 and the results of operations and cash flows for the years ended December 31, 2007 and 2006 and the period October 4, 2005 through December 31, 2005.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s policy is to consolidate all entities in which it has a controlling financial interest. In accordance with FIN 46(R), entities that are deemed to be VIEs are consolidated by the Company if it is determined that the Company is the primary beneficiary. Under FIN 46(R) the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests. For entities that are not deemed to be VIEs under FIN 46(R), the Company consolidates those in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. Investments in preferred or voting common shares relating to unconsolidated entities that provide the Company with significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting.

As at December 31, 2006, and for the year ended December 31, 2006, in accordance with FIN 46(R) the Company had determined that Mont Fort was a variable interest entity. The Company was not considered to be the primary beneficiary and, therefore, was not required to consolidate Mont Fort into its financial statements. The Company was deemed to have significant influence over the operating and financial policies of Mont Fort due to its board representation and 100% voting interests and accordingly, Mont Fort was accounted for under the equity method of accounting. Under this method, the Company recorded all of the income or loss from the general account of Mont Fort but no income or losses arising from the activities of the segregated account of Mont Fort and the Company’s investment in Mont Fort was included in other investments on the Consolidated Balance Sheet for December 31, 2006 as discussed in Note 1 above.

As discussed in Note 1 above, the results of Mont Fort are included in the Company’s consolidated financial statements with effect from January 12, 2007. The portions of Mont Fort’s net income and shareholder’s equity attributable to holders of the preferred shares for the year ended December 31, 2007 are recorded in the consolidated financial statements of the Company as minority interest.  (See Note 4 for further details)

Use of Estimates in Financial Statements

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s principal estimates are for loss and loss adjustment expenses and estimates of premiums written, premiums earned, acquisition costs and share based compensation. The Company reviews and revises these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves, including losses incurred but not reported (“IBNR”) and provisions for settlement expenses, include amounts determined from loss reports on individual cases, independent actuarial determinations and based on the Company’s own historical experience. To the extent that the Company’s own historical experience is inadequate for estimating reserves, such estimates may be determined based upon industry data and management estimates.

A significant portion of the Company’s business is property catastrophe and programs with high attachment points of coverage. Reserving for losses in such programs is inherently judgmental in that losses in excess of the attachment level on those programs are characterized as high severity and low frequency and other factors which could vary significantly as claims are settled. This limits the volume of relevant industry claims experience available from which to reliably predict ultimate losses following a loss event. In addition, the Company has limited past loss experience due to its relatively short operating history, which increases the inherent uncertainty in estimating ultimate loss levels.

Loss and loss adjustment expense reserves include a component for outstanding case reserves for which claims have been reported and a component for IBNR. Case reserve estimates are initially set on the basis of loss reports received from ceding companies. Estimated IBNR reserves consist of a provision for additional development in excess of the case reserves reported by ceding companies as well as a provision for claims which have occurred but which have not yet been reported to the Company by ceding companies. IBNR reserves are estimated by management using various actuarial methods as well as a combination of the Company’s loss experience, insurance industry loss experience, underwriters’ experience, general market trends, and management’s judgment. The Company’s internal actuaries review the reserving assumptions and methodologies on a quarterly basis.

The uncertainties inherent in the reserving process, delays in ceding companies reporting losses to the Company together with the potential for unforeseen adverse developments, may result in loss and loss adjustment expense reserves significantly greater or less than the reserve provided at the time of the loss event. Loss and loss adjustment expense reserve estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in the period in which they become known.

Premiums and Acquisition Costs

Premiums are first recognized as written as at the date that the contract is bound. The Company writes both excess of loss and pro rata reinsurance contracts, and also writes a select property insurance portfolio in the Caribbean region through its subsidiary Island Heritage.

For excess of loss contracts, premiums written are based on the deposit premium as defined in the contract, which is generally based on an estimate at the inception of the contract of the underlying exposure (e.g., values of properties insured) during the contract period. At the end of the policy term, a final premium is calculated based on the actual underlying exposure during the contract period and an adjustment to the deposit premium, if any, is recognized in the period in which it is determined. For pro rata contracts where no deposit premium is specified in the contract, premiums written are based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of premiums written are reflected quarterly from the period in which the underlying risks incept. Subsequent adjustments, based on reports of actual premiums written by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined.

The Company has entered into industry loss warranty transactions that are structured as reinsurance or derivatives. The Company evaluates each contract in accordance with Derivatives Implementation Group B26, “Dual Trigger Property and Casualty Contracts,” to determine if the amounts received from these contracts should be recorded as reinsurance transactions or as derivatives. When the transactions are determined to be reinsurance, the consideration received is recorded as premiums written and earned over the contract period.

In the normal course of its operations, the Company has received commitment fees to provide future reinsurance capacity. These contracts are accounted for as deferred revenue as they relate to upfront commitment fees and are included in other liabilities. The commitment fees are recognized ratably over the commitment period and are non-refundable in the event that the counterparty does not utilize the reinsurance capacity.

Premiums receivable are recorded as amounts due less any required provision for doubtful accounts.

Premiums are earned over a period that is consistent with the risks covered under the terms of the contract, which is generally one to two years. The portion of the premium related to the unexpired portion of the risk period is reflected in unearned premiums.  Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written and are recognized as premiums earned when the loss event occurs.

Reinsurance premiums ceded are expensed over the period the reinsurance coverage is provided. Unearned ceded premiums represent the portion of premiums ceded related to the unexpired portion of the risk period.

Acquisition costs are comprised of ceding commissions, brokerage, premium taxes, profit commissions and other expenses that relate directly to the writing of reinsurance contracts. Deferred acquisition costs are amortized over the underlying term of the related contracts and are limited to their estimated realizable value based on the related unearned premiums, anticipated loss and loss adjustment expenses and investment income.

Investments, Cash and Cash Equivalents

Prior to January 1, 2007, investments were considered available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and were carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Following the issuance by the FASB of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), the Company elected to early adopt the fair value option for all fixed maturity investments, equity investments (excluding investments accounted for under the equity method of accounting), real estate investment trusts (“REITs”), investment funds, catastrophe bonds, and fixed income funds commencing January 1, 2007. This election requires the Company to adopt SFAS No. 157, "Fair Value Measurements ("SFAS 157") regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The Company has elected the fair value option to simplify the accounting, as this election will reduce the burden of monitoring differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature and, therefore, further removes an element of management judgment.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

The difference as a result of the election of the fair value option is in respect to the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses on fixed maturity investments and equities were included within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. On January 1, 2007, a cumulative-effect adjustment was made to reclassify the net unrealized losses, which represented the difference between the cost or amortized cost of investments and the fair value of those investments at December 31, 2006, from accumulated other comprehensive loss as at December 31, 2006 into retained earnings in the amount of $4.0 million. Subsequent to January 1, 2007, any movement in unrealized gains and losses has been recorded within net realized and unrealized gains (losses) on investments within the audited consolidated statements of operations and comprehensive income (loss).  Investments are recorded on a trade date basis and realized gains and losses on sales of investments are determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments.

The election of SFAS 159 will not change the carrying value of our fixed maturity investments, equity investments, REITs, investment funds, catastrophe bonds, fixed income fund and derivative instruments as they were previously carried at fair value.  The Company’s U.S. government securities, equity securities and fixed income fund are stated at fair value as determined by the quoted market price of these securities as provided either by independent pricing services or exchange market prices or, when such prices are not available, by reference to broker or underwriter quotes.  When the market for a security is considered active and multiple quotes are obtained with identical prices, the quote is considered to be binding. The fair value of the corporate bonds, mortgage-backed securities, asset-backed securities and REITs are derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history.  Investment funds and other investments are stated at fair value as determined by either the most recently published net asset value -- being the fund’s holdings in quoted securities adjusted for administrative expenses -- or the most recently advised net asset value as advised by the fund adjusted for cash flows -- where the fund’s holdings are in private equity investments.  The private equity investments are valued by the investment funds using the valuations and financial statements provided by the general partners on a quarterly basis.  These valuations are then adjusted by the investment funds for the cash flows since the most recent valuation.  The valuation methodology used for the investment funds are consistent with the investment industry.

Catastrophe bonds are stated at fair value as determined by reference to broker indications. Those indications are based on current market conditions including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.

Short term investments, if any, comprise fixed maturity investments with a maturity greater than three months but less than one year from the date of purchase. Cash and cash equivalents include amounts held in banks, money market funds and time deposits with maturities of less than three months at the date of purchase.

Investments in preferred or voting common shares in which the Company has significant influence over the operating and financial policies of the investee are classified as other investments and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in interest in earnings of equity investments for the period. Any decline in value of the equity method investments considered by management to be other-than-temporary is charged to income in the period in which it is determined.

Net investment income is stated net of investment management and custody fees. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts calculated under the interest method on fixed maturity investments purchased at amounts different from their par value.

Share Based Compensation

The Company accounts for share based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”).  SFAS 123(R) requires entities to measure the cost of services received from employees and directors in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of such services will be recognized as compensation expense over the period during which an employee or director is required to provide service in exchange for the award.

The Company’s share based compensation plans consists of performance share units (“PSUs”) and restricted share units (“RSUs”). The PSUs are designed to maximize shareholder value over long periods of time by aligning the financial interests of the Company’s management with those of its shareholders. The Company estimates the fair value of PSUs granted under the PSU Plan on the date of grant using the grant date fair value and the most probable performance factor for the three-year performance period and records the compensation expense in its consolidated statements of operations over the course of such period. At the end of each quarter, the Company reassesses the projected results for each three-year performance period as its financial results evolve. The Company recalculates the compensation expense under the PSU Plan and reflects any adjustments in the consolidated statements of operations in the period in which they are determined.

The RSUs are granted to employees and directors of the Company. RSUs granted to employees generally vest two years after the date of grant and RSUs granted to directors vest on the date of grant. The company estimates the fair value of RSUs on the date of grant and records the compensation expense in its consolidated statements of operations over the vesting period.

Warrant

The Company accounts for the warrant granted to Haverford (Bermuda) Ltd. (“Haverford”), a related party due to common ownership, as stock compensation in accordance with SFAS No. 123(R). Compensation expense for the warrant was measured at fair value at the date of issuance of the warrant and recorded as compensation expense in the issuance period as there was no required service period. (See Note 11 for additional details)

Derivative Instruments

The Company accounts for its derivative instruments using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the fair value recorded in other assets or liabilities.  The accounting for realized and unrealized gains and losses associated with changes in the fair value of derivatives depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability being hedged.  The realized and unrealized gains and losses on derivatives not designated as hedging instruments are included in net realized and unrealized gains and losses in the consolidated financial statements. Gains and losses associated with changes in fair value of the designated hedge instruments are recorded with the gains and losses on the hedged items, to the extent that the hedge is effective.  Derivative instruments are stated at fair value in accordance with SFAS 157 based on quoted market price for futures contracts and based on observable market inputs (such as currency spot and forward rates, underlying exchange traded securities yield curves and transactional history) for foreign currency forwards, total return swaps, currency swaps, interest rates swaps and “to be announced” mortgage-backed securities (“TBAs”). The Company fair values reinsurance derivative contracts using internal valuation models, with the significant inputs to the valuation models being the underlying risk exposure and the time left to the end of the contract.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Derivatives used in hedging activities

The Company utilizes foreign currency forward contracts to manage its foreign currency exposure.  On the date the Company enters into a forward contract, it designates whether the derivative is to be used as a hedge of an identified foreign currency exposure (a designated hedge).  As part of the overall currency risk management strategy, the Company uses forward contracts to hedge the currency exposure of their investments and loans to subsidiaries (hedged items).

The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the investments in or loans to subsidiaries that have been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its designated hedging relationships, both at the hedge inception and on an ongoing basis. The Company assesses the effectiveness of its designated foreign currency hedges based on the value of the investment in and loans to subsidiaries and the currency translation adjustment recorded upon consolidation. The time value component of the designated fair value hedges is excluded from the assessment of hedge effectiveness.

The Company will discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the fair value of a hedged item. To the extent that the Company in the future chooses to discontinue hedge accounting related to its foreign currency hedging of its investment in and loans to subsidiaries because, based on Management’s assessment, the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried in the consolidated balance sheets at its fair value, with changes in its fair value recognized in current period net income.

Other derivative instruments

The Company generally uses interest rate swaps, currency swaps and foreign currency forward contracts to manage its duration and currency exposures. The Company may acquire TBAs and for the period between the purchase of the TBAs and the issuance of the underlying securities, the Company’s position is accounted for as a derivative. The Company also uses futures contracts and total return swaps for the purpose of replicating investment positions, managing market exposure and enhancing investment performance.

Reinsurance derivative contracts

The Company has entered into industry loss warranty transactions that are structured as reinsurance or derivatives. When those transactions are determined to be derivatives, they are recorded at fair value in other assets or liabilities with the changes in fair value reported in realized gains and losses in the consolidated financial statements.

Goodwill

In connection with its purchase of West End, the Company recorded goodwill in the amount of $2.0 million.  In connection with its interest in Island Heritage, the Company recorded goodwill in the amount of $3.6 million at December 31, 2006 and an additional $5.2 million in 2007 for a total of $8.8 million at December 31, 2007.

For acquisitions under the purchase method, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”), the Company will perform, at a minimum, an annual valuation of its goodwill asset to test it for impairment. If, as a result of the assessment, the Company determines that the value of its goodwill asset is impaired, the Company will record an impairment charge in the period in which the determination is made.

Equity method investments will be reviewed annually, at a minimum, for potential impairment in accordance with Accounting Policies Board Opinion 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock”.  If it is determined the Company would be unable to recover the carrying amount of its equity investment or if its equity investment would be unable to sustain an earning capacity to justify its carrying amount, the Company would record an impairment charge in the period the determination is made by lowering the goodwill recorded on the equity method investment.

The Company conducted its annual reviews as at December 31, 2007 and determined that the recorded goodwill was not impaired.

Funds Withheld

Funds held by reinsured companies represent insurance balances retained by ceding companies for a period in accordance with contractual terms.  The company generally earns investment income on these balances during the period funds are held.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries are generally their national currencies, except for the Bermuda subsidiaries, whose functional currency is the U.S. dollar. In translating the financial statements of those subsidiaries whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the weighted average foreign exchange rates for the period. The cumulative translation adjustment is reported in the consolidated balance sheets as a separate component of accumulated other comprehensive income (loss).

In recording foreign currency transactions, revenues and expense items are converted at the prevailing exchange rate at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, which may result in the recognition of exchange gains or losses. The exchange gains and losses are reported in the consolidated statements of operations as net foreign exchange gains.

Earnings (Loss) Per Common Share

The calculation of basic earnings (loss) per common share is based on weighted average common shares and weighted average vested RSUs outstanding and excludes any dilutive effects of warrants and share equivalents. Diluted earnings (loss) per common share assume the exercise of all dilutive warrant and share equivalents.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of diluted return-on-equity (“DROE”). Because the number of common shares contingently issuable under the PSU Plan depends on the average DROE over a three year period, the PSUs are excluded from the calculation of diluted earnings per share until the end of the performance period, when the number of shares issuable under the PSU Plan will be known.

Taxation

Certain subsidiaries of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the consolidated balance sheets and those used in the various jurisdictional tax returns. When management’s assessment indicates that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets. We adopted the provisions of FASB Interpretation No. 48, "According for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. Under FIN 48, the tax benefits of uncertain tax positions may only be recognized when the position is more-likely-than-not to be sustained upon audit by the relevant taxing authorities.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” (“SFAS 160”).  The Company is currently assessing the impact of the adoption of this Statement on its results and financial position.

In December 2007, the FASB issued SFAS 160 which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they all be treated as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and early adoption is prohibited.  If SFAS 160 was adopted as of December 31, 2007, the $184.8 million of minority interest would be reclassified as a separate component of shareholders’ equity.

3.    BUSINESS COMBINATIONS

West End

On March 31, 2006, the Company purchased all of the common shares of West End for a purchase price of $16.1 million. The Company purchased 12,000 West End shares (representing a 70.6% interest) from the Company’s Executive Chairman and 2,829 West End shares (representing a 16.6% interest) from the Company’s Chief Executive Officer. The results of operations of West End are included in the consolidated statement of operations from April 1, 2006.

The primary reason for the transaction was for the Company to be self-supporting and not reliant on outsourcing for its administrative functions and investment activities.

The Company paid an amount of $15.4 million on March 31, 2006 and the final settlement was made on August 16, 2006 in the amount of $0.7 million. Goodwill of $2.0 million was recognized on the acquisition date. The fair value of the net assets acquired is summarized as follows:

As at March 31, 2006

Cash	$3,394
Investments in Rockridge Re Holdings Limited (“Rockridge”)[1]	10,171
Fixed assets	2,236
Other assets	684
Assets acquired	16,485

Long term liabilities	183
Accruals and other liabilities	2,206
Liabilities acquired	2,389

Net assets acquired	$14,096

(1)
Rockridge, a company incorporated under the laws of the Cayman Islands, was established to assume high-layer, short-tail risks principally from Montpelier Reinsurance Ltd. West End held 11.6% of the common share equity interests, which represented 29.6% of the total voting rights of all shares. West End was deemed to have significant influence over Rockridge due to its 29.6% voting interest and board representation. As such, the Rockridge investment was recorded as an equity method investment. On December 20, 2006, the board of directors of Rockridge decided that it was in the best interest of Rockridge to redeem all its common shares. Redemption proceeds of $10.7 million were received by West End on December 29, 2006 and the Company recorded an amount of $0.2 million as receivable from Rockridge as of December 31, 2006.  Further proceeds of $0.2 million were received during 2007 resulting in a $nil receivable at December 31, 2007.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

The following unaudited pro-forma information related to the Company’s acquisition of West End for the year ended December 31, 2006 and the period from October 4, 2005 through December 31, 2005 illustrates the effects of the acquisition as if it had occurred at the beginning of the periods presented. The pro-forma information is not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred on January 1, 2006 and October 4, 2005 nor does it purport to be indicative of combined results of operations which may be reported in the future.

	Year Ended December 31, 2006	Period October 4 through December 31, 2005
	(unaudited)	(unaudited)

Revenue	$247,551	$4,864
Net income (loss)	151,407	(11,440)
Net income (loss) per common share - Basic	2.16	(0.21)
Net income (loss) per common share - Diluted	2.15	(0.21)

Included in the pro-forma revenue and net income (loss) amounts above for the year ended December 31, 2006 and the period from October 4, 2005 through December 31, 2005 is revenue of $4.0 million and $3.4 million and net (loss) income of $(1.7) million and $0.6 million, respectively, primarily relating to an investment management agreement that was terminated by West End effective June 30, 2006.

Island Heritage

On July 3, 2007, Flagstone purchased 73,110 shares (representing a 21.4% interest) in Island Heritage for a purchase price of $12.6 million. With this acquisition, Flagstone took a controlling interest in Island Heritage by increasing its interest to 54.6% of the voting shares.  Flagstone had previously acquired 33.2% of the shares through three purchases in March 2006 ($7.3 million, 18.7% interest), October 2006 ($4.2 million, 9.8% interest) and May 2007 ($2.5 million, 4.7% interest).  At December 31, 2007, the Company had recorded goodwill and intangible assets not subject to amortization in the amount of $8.8 million and $0.8 million, respectively, and $3.6 million and $nil, respectively, at December 31, 2006.  Following the acquisition, the Company’s representation on Island Heritage’s board and the close working relationship with its management allows Flagstone to promote and support best practices in the underwriting of Island Heritage’s underlying business and to consequently enhance the quality of data available to Flagstone to underwrite the reinsurance of such business. The Company recorded goodwill in excess of the fair value of the acquired net assets to increase its participation in Island Heritage’s reinsurance program and to expand its book of business into the developing Caribbean markets.

Flagstone’s share of Island Heritage’s results from operations was recorded in the Company’s consolidated financial statements under the equity method of accounting through June 30, 2007. As a result of the acquisition of the controlling interest, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest in the Company’s consolidated financial statements.

The fair value of the net assets acquired is summarized as follows:

As at July 1, 2007

Cash and cash equivalents	$17,997
Investments	20,730
Reinsurance premium balances receivable	15,279
Unearned premiums ceded	3,579
Deferred acquisition costs	4,482
Fixed assets	1,883
Other assets	3,864
Assets acquired	67,814

Loss and loss adjustment expense reserves	2,490
Unearned premiums	18,312
Accruals and other liabilities	11,670
Liabilities acquired	32,472

Net assets acquired	$35,342

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

The following unaudited pro-forma information related to the Company’s acquisition of Island Heritage for the years ended December 31, 2007 and 2006 and the period from October 4 through December 31, 2005 illustrates the effects of the acquisition as if it had occurred at the beginning of each of the periods presented.  The pro-forma information is not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred on January 1, 2007, January 1, 2006, or October 4, 2005 nor does it purport to be indicative of combined results of operations which may be reported in the future.

			Period October 4
	Year Ended	Year Ended	through
	December 31, 2007	December 31, 2006	December 31, 2005
	(unaudited)	(unaudited)	(unaudited)

Revenue	$579,950	$267,619	$4,136
Net income (loss)	169,282	154,638	(11,686)
Net income (loss) per common share - Basic	2.07	2.21	(0.21)
Net income (loss) per common share - Diluted	2.06	2.20	(0.21)

4.    MONT FORT RE LIMITED

On March 6, 2006, the Company entered into a share purchase agreement to purchase 370,000 common shares, representing 100% of the outstanding common shares of Mont Fort, a segregated accounts or “cell” company registered under the Bermuda Segregated Accounts Companies Act 2000 (as amended), for consideration of $0.1 million. The assets and liabilities acquired at the date of purchase were $0.1 million and $nil, respectively. In May 2006, the Company invested an additional $1.3 million in Mont Fort.

Prior to the acquisition, the purpose of Mont Fort was to facilitate third-party transactions in credit insurance and reinsurance through its segregated accounts on a 100% matched, fully offset basis so that it would bear no net retained insurance risk. Each policy written by a segregated account would be entirely reinsured at the closing of the transaction with high-credit quality counterparties.

As at December 31, 2006, and for the year ended December 31, 2006, in accordance with FIN 46(R) the Company had determined that Mont Fort was a VIE. The Company was not considered to be the primary beneficiary and, therefore, was not required to consolidate Mont Fort into its financial statements. The Company was deemed to have significant influence over the operating and financial policies of Mont Fort due to its board representation and 100% voting interests and Mont Fort was accounted for under the equity method of accounting. Under this method, the Company recorded all of the income or loss from the general account of Mont Fort but no income or losses arising from the activities of the segregated account of Mont Fort.

On January 2, 2007, Mont Fort closed an offering of preferred shares relating to its second cell, Mont Fort ILW 2 which yielded gross proceeds of $55.0 million from LB I.  Mont Fort, in respect of Mont Fort ILW 2, entered into a quota share reinsurance contract with Flagstone under which Flagstone assumes 8.3% of the business written by Mont Fort ILW 2.

On January 12, 2007, Mont Fort closed an offering of preferred shares relating to a third cell, Mont Fort HL which yielded gross proceeds of $28.1 million. The investor in Mont Fort HL is Newcastle Special Opportunity Fund V, L.P., an entity with no previous investments or affiliations with the Company or with Mont Fort. Mont Fort, in respect of Mont Fort HL, entered into a quota share reinsurance contract with Flagstone under which Flagstone assumes 9.0% of the business written by Mont Fort HL.

The Company determined that the establishment of these cells was a reconsideration event under the provisions of paragraph 7 and paragraph 15 of FIN 46(R). Consequently, the Company assessed whether or not Mont Fort continued to be a VIE and, if so, whether the Company or another party was Mont Fort’s primary beneficiary. The Company assessed the impact of these reconsideration events on its results and financial position, and concluded that the establishment of the Mont Fort HL cell on January 12, 2007 was the reconsideration event that resulted in the Company being the primary beneficiary of Mont Fort. As such, the results of Mont Fort are included in the Company’s consolidated financial statements with effect from January 12, 2007. The portions of Mont Fort’s net income and shareholder’s equity attributable to holders of the preferred shares for the year ended December 31, 2007 are recorded in the consolidated financial statements of the Company as minority interest.

Further, with the addition of any new contracts that the Company enters into with each of the new cells, the Company will evaluate whether the contracts with Mont Fort continue to meet the risk transfer parameters of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” ("SFAS 113") considered individually and, where appropriate, in the aggregate.  In the event that these cells caused any contract or group of contracts to fail to meet the risk transfer parameters, the Company’s future financial statements would account for these reinsurance transactions in accordance with the provisions of Statement of Position 98-7 “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk.”

In accordance with a reinsurance agreement entered into between Flagstone and Mont Fort on behalf on its cells, Flagstone earns a ceding commission from the cells based on the level of premiums ceded to the cells. During the year ended December 31, 2007, transactions between Flagstone and Mont Fort were eliminated upon consolidation.  During the year ended December 31, 2006, when Mont Fort was not consolidated, Flagstone earned $0.4 million from Mont Fort ILW under this arrangement.  West End also entered into an investment management agreement with Mont Fort in respect to each cell.  Under the agreement, West End earns an investment management fee based on the current size of the cells and a performance-based fee of 15% of the increase, if any, in the net asset value of each cell over the course of each year. During the year ended December 31, 2006, West End earned $1.3 million from Mont Fort ILW under this arrangement. On August 28, 2006, Mont Fort repurchased the preferred shares held by Flagstone for $5.1 million, and Mont Fort in respect of Mont Fort ILW entered into a quota share reinsurance contract with Flagstone under which Flagstone assumes 8.3% of the business written by Mont Fort ILW.

Included in the Company’s assets as at December 31, 2007 were cash, cash equivalents and fixed maturity investments of $177.0 million held for the sole benefit of preferred shareholders of each specific Mont Fort cell and available to settle the specific current and future liabilities of each cell.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

5.    INVESTMENTS

Fixed maturity, short term and equity investments

The cost or amortized cost, gross unrealized gains and losses, and carrying values of the Company’s fixed maturity, short term and equity investments as at December 31, 2007 and 2006 are as follows:

	As at December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized
	cost or cost	losses	gains	Fair value
Fixed maturities
U.S. government and government agency	$479,462	$(1)	$14,508	$493,969
Other foreign governments	545	(2)	15	558
Corporates	265,569	(5,786)	909	260,692
Mortgage-backed securities	198,242	(2,315)	2,807	198,734
Asset-backed securities	155,331	(468)	289	155,152
Total fixed maturities	$1,099,149	$(8,572)	$18,528	$1,109,105

Short term investments	$23,660	$(49)	$5	$23,616

Equity investments	$73,603	$-	$754	$74,357

	As at December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized
	cost or cost	losses	gains	Fair value
Fixed maturities
U.S. government and government agency	$252,775	$(4,319)	$9	$248,465
Corporates	188,080	-	28	188,108
Mortgage-backed securities	97,112	-	263	97,375
Asset-backed securities	136,575	-	5	136,580
Other debt securities	11,746	-	4	11,750
Total fixed maturities	$686,288	$(4,319)	$309	$682,278

Proceeds from the sale of fixed maturity, short term and equity investments during the year ended December 31, 2007 and 2006 amounted to $1.4 billion and $1.1 billion, respectively.

The contractual maturity dates of fixed maturity and short term investments as at December 31, 2007 and 2006 are as follows:

	As at December 31, 2007
	Amortized Cost	Fair Value

Due within one year	$57,039	$57,033
Due after 1 through 5 years	373,643	372,338
Due after 5 through 10 years	202,990	209,821
Due after 10 years	135,564	139,643
Mortgage and asset-backed securities	353,573	353,886
Total	$1,122,809	$1,132,721

	As at December 31, 2006
	Amortized Cost	Fair Value

Due within one year	$5,496	$5,496
Due after 1 through 5 years	257,328	256,965
Due after 5 through 10 years	88,447	86,748
Due after 10 years	101,330	99,114
Mortgage and asset-backed securities	233,687	233,955
Total	$686,288	$682,278

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

As at December 31, 2007 and 2006, 100% of the Company’s fixed maturity investment portfolio was invested in securities which were investment grade. As at December 31, 2007, the Company did not hold any security with direct exposure to the sub-prime markets.

Other investments

The Company’s other investments include:

	As at	As at
	December 31, 2007	December 31, 2006

Island Heritage	$-	$8,826
Mont Fort	-	1,445
Investment funds	31,249	28,378
Catastrophe bonds	36,619	35,847
Real estate investment trusts	12,204	-
Fixed income fund	212,982	-
Other investments	112	-
Total other investments	$293,166	$74,496

Flagstone’s share of Island Heritage’s results from operations was recorded in the Company’s consolidated financial statements under the equity method of accounting from April 1, 2006 (date of initial investment) through June 30, 2007. As a result of the acquisition of the controlling interest in July 2007, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest in the Company’s consolidated financial statements.  (See Note 3 for additional discussion on Island Heritage)

See Note 4 for a discussion of Mont Fort.

Catastrophe bonds held pay a variable interest coupon and their return, from interest and return of principal, is contingent upon climatological and geological events.  The catastrophe bonds are recorded at fair value and as at December 31, 2007 and December 31, 2006 they had net realized gains of $0.8 and $0.9 million for the years then ended, respectively.

The investment funds consist of investments in a hedge fund and private equity funds.  The Company accounts for its other investments at fair value based on the most recent financial information available from fund managers and third party administrators.

Fair value disclosure

Prior to January 1, 2007, investments were considered available-for-sale in accordance with SFAS 115, and were carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. Following the issuance by the FASB of SFAS 159, the Company elected to early adopt the fair value option for all fixed maturity investments, equity investments (excluding investments accounted for under the equity method of accounting), REITs, investment funds, catastrophe bonds, and fixed income funds commencing January 1, 2007. This election requires the Company to adopt SFAS 157 regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The election of SFAS 159 will not change the carrying value of our fixed maturity investments, equity investments, REITs, investment funds, catastrophe bonds, fixed income funds and derivative instruments as they were previously carried at fair value.  In accordance with SFAS 157, the Company determined that its investments in U.S. government securities, equity securities and fixed income fund are stated at Level 1 fair value. Investments in corporate bonds, mortgage-backed securities, hedge fund, asset backed securities and REITs are stated at Level 2 whereas investment funds that are private placement investments and catastrophe bonds are stated at Level 3 fair value.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

As at December 31, 2007, the Company’s investments are allocated between levels as follows:

	Fair Value Measurement at December 31, 2007, using:

	Fair Value	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
Fixed maturity investments	$1,109,105	$471,811	$637,294	$-
Short term investments	23,616	4,914	18,702	-
Equity investments	74,357	74,357	-	-
	1,207,078	551,082	655,996	-
Other Investments
Real estate investment trusts	12,204	-	12,204	-
Investment funds	31,249	-	20,041	11,208
Catastrophe bonds	36,619	-	-	36,619
Fixed income fund	212,982	212,982	-	-
	293,054	212,982	32,245	47,827

Totals	$1,500,132	$764,064	$688,241	$47,827

The table above does not include an equity investment of $112,000 in which the Company is deemed to have a significant influence and as such, is not accounted for at fair value under SFAS 159.

   The reconciliation of the fair value for the Level 3 investments, including net purchases and sales, realized gains and change in unrealized gains, is set out below:

	Investment	Catastrophe
	funds	bonds
Description
Beginning balance	$8,378	$35,847
Total realized and unrealized gains included in earnings	1,124	772
Net purchases and sales	1,706	-
Closing fair value	$11,208	$36,619

Net investment income

Net investment income for the years ended December 31, 2007 and 2006, and the period from October 4, 2005 through December 31, 2005 was $73.8 million, $34.2 million, and $0.6 million, respectively. The components are set out below:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period October 4, 2005 through December 31, 2005

Interest and dividend income
Cash and cash equivalents	$12,911	$18,176	$629
Fixed maturities	45,830	13,380	-
Short term	150	3,440	-
Equity investments	308	381	-
Other investments	7,456	-	-
Amortization income
Cash and cash equivalents	-	11	-
Fixed maturities	8,128	(155)	-
Short term	102	-	-
Other investments	-	27	-
Investment expenses	(1,077)	(1,048)	-
Net investment income	$73,808	$34,212	$629

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Net realized and unrealized gains and losses

The analysis of the change in net unrealized gains (losses) on investments reflected in accumulated other comprehensive income (loss) for the years ended December 31, 2007 and 2006 and the period from October 4, 2005 through December 31, 2005 is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period October 4, 2005 through December 31, 2005

Fixed maturities	$-	$(4,008)	$-

Realized investment gains and losses on the sale of fixed maturity, short term and equity investments for the years ended December 31, 2007 and 2006 and the period from October 4, 2005 through December 31, 2005 are as follows:

Net Realized Gains (Losses)
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period October 4, 2005 through December 31, 2005

Fixed maturity and short term investments
Gross realized gains	$5,854	$2,529	$-
Gross realized losses	(13,106)	(3,803)	-
Equities
Gross realized gains	9,362	2,207	-
Net realized gains	$2,110	$933	$-

The following table is a breakdown of the net realized and unrealized gains recorded in the consolidated statements of operations:

Net Realized and Unrealized Gains (Losses)
			Period October 4,
	Year Ended	Year Ended	2005 through
	December 31, 2007	December 31, 2006	December 31, 2005

Net realized losses on fixed maturities	$(7,252)	$(1,274)	$-
Net unrealized gains on fixed maturities	15,069	-	-
Net realized gains on equities	9,362	2,207	-
Net unrealized gains on equities	346	-	-
Net realized and unrealized (losses) gains on derivative instruments - investments	(983)	8,382	-
Net realized and unrealized (losses) gains on derivative instruments - other	(9,821)	1,943	-
Net realized and unrealized gains on other investments	632	989	-
Total net realized and unrealized gains	$7,353	$12,247	$-

The following table presents an analysis of the available for sale fixed maturity investment positions which were carried at an unrealized loss as at December 31, 2006:

	As at December 31, 2006
		Gross
		Unrealized
	Amortized Cost	Losses	Fair Value
Fixed maturities
U.S. government and government agency	$181,665	$(4,319)	$177,346

For the year ended December 31, 2006 (prior to the adoption of SFAS 159), the Company considered several factors and circumstances in the determination of other-than-temporary impairment, including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, the general market conditions in the industry or geographic region in which the issuer operates, the length of time the fair value of an issuer’s securities remains below cost, ability and intent to hold the security and any other factors that may raise doubt about the issuer’s ability to continue as a going concern. Other-than-temporary impairment were recorded as a realized loss which reduced net income and earnings per share. Temporary losses were recorded as unrealized losses which did not impact net income and earnings per share but reduced other comprehensive income. The Company recorded other-than-temporary impairment charges of $1.2 million relating to its portfolio of investment securities during the year ended December 31, 2006 as the Company did not have the ability nor intent to hold these securities to recovery.

Pledged Assets

In accordance with the terms of the letter of credit facility, the Company is required to maintain assets on deposit to secure the drawn portion of the facility. As at December 31, 2007 and 2006, approximately $82.0 million and $75.4 million, respectively, of fixed maturity securities were pledged in favor of ceding companies and other counterparties to comply with reinsurance contract provisions and insurance laws.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

6.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss and loss adjustment expense reserves consist of:

	As at	As at
	December 31, 2007	December 31, 2006

Case reserves	$74,693	$3,322
IBNR reserves	106,285	19,194
Loss and loss adjustment expense reserves	$180,978	$22,516

The following table represents an analysis of paid and incurred losses and a reconciliation of the beginning and ending loss and loss adjustment expense reserves for the years ended December 31, 2007 and 2006:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Gross liability at beginning of year	$22,516	$-
Reinsurance recoverable at beginning of year	-	-
Net liability at beginning of year	22,516	-

Net incurred losses related to:
Current year	196,734	26,660
Prior year	(3,875)	-
	192,859	26,660
Net paid losses related to:
Current year	32,664	4,144
Prior year	6,948	-
	39,612	4,144

Effects of foreign exchange rate changes	2,726	-
Loss reserve on acquisition of Island Heritage	2,489	-
Net liability at end of year	180,978	22,516
Reinsurance recoverable at end of year	-	-
Gross liability at end of year	$180,978	$22,516

Certain business written by the Company has loss experience generally characterized as low frequency and high severity in nature. This may result in volatility in the Company’s financial results. Actuarial assumptions used to establish the liability for losses and loss adjustment expenses are periodically adjusted to reflect comparisons to actual losses and loss adjustment expenses development, inflation and other considerations.  Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in the previous calendar year.  These reserve changes were made as part of our regular quarterly reserving process and primarily arose from better than expected emergence of actual claims relative to our prior year estimates. During the year ended December 31, 2007, we had net positive development relating to the 2006 year of $3.9 million primarily related to the property catastrophe line of business.

The Company was incorporated on October 4, 2005, commenced operations on December 20, 2005 and did not write any reinsurance contracts during the period ended December 31, 2005.

7.    REINSURANCE

The Company purchases reinsurance to reduce its net exposure to losses. Reinsurance provides for recovery by the Company of a portion of gross losses and loss adjustment expenses from its reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements and the Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The reinsurance claims recoverable as at December 31, 2007 and 2006 was $nil for both years.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

      Assumed and ceded net premiums written and earned and loss and loss adjustment expenses for the years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31, 2007
			Loss and loss
	Premiums	Premiums	adjustment
	written	earned	expenses

Assumed	$577,150	$517,902	$192,859
Ceded	(50,119)	(40,765)	-
Net	$527,031	$477,137	$192,859

	Year Ended December 31, 2006
			Loss and loss
	Premiums	Premiums	adjustment
	written	earned	expenses

Assumed	$302,489	$203,831	$26,660
Ceded	(19,991)	(11,768)	-
Net	$282,498	$192,063	$26,660

For the period ended December 31, 2005, the Company recorded no premiums written or premiums earned.

As at December 31, 2007 and 2006, the provision for doubtful accounts was $1.0 million and $0.1 million, respectively.

8.    DERIVATIVE INSTRUMENTS

The Company writes certain reinsurance contracts that are classified as derivatives under SFAS 133. In addition, the Company enters into derivative instruments such as interest rate futures contracts, interest rate swaps, foreign currency forward contracts and foreign currency swaps in order to manage portfolio duration and interest rate risk, borrowing costs and foreign currency exposure. The Company enters into index futures contracts and total return swaps to gain or reduce its exposure to the underlying asset or index. The Company also purchases TBAs as part of its investing activities. The Company manages the exposure to these instruments based on guidelines established by management and approved by the Board of Directors.

The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investments in foreign subsidiaries.  The accounting for the gains and losses associated with changes in fair value of the designated hedge instruments will be recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that it is effective as a hedge.  All other derivatives are not designated as hedges, and accordingly, these instruments are carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses in the consolidated financial statements.  There were no derivatives designated as hedges as of December 31, 2006.

Interest rate swaps

The Company uses interest rate swap contracts in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. By using interest rate swaps, the overall duration or interest rate sensitivity of the portfolio can be altered. The Company also uses interest rate swaps to manage its borrowing costs on long term debt.  As of December 31, 2007, there were a total of $389.9 million of interest rate swaps in the portfolio with a total fair value of $2.3 million. During the year ended December 31, 2007, the Company recorded $0.5 million of realized and unrealized gains on interest rate swaps.  As at December 31, 2006, there were no interest rate swaps in the portfolio.

To convert the interest on long term debt from floating to fixed, the Company entered into interest rate swaps.  On December 7, 2007, the Company entered into interest rate swap agreements with Lehman Brothers Special Financing Inc. Under the terms of these agreements, the Company exchanged interest on notional amounts of $120.0 million and $25.0 million, respectively, will receive interest at three month London Interbank Offered Rate (“LIBOR”) and pay 3.962% and 4.096% interest, respectively. The agreements will terminate on September 15, 2011 and September 15, 2012, respectively.  On December 7, 2007, the Company entered into an interest rate swap agreement with Citibank N.A.  Under the terms of the agreement, the Company exchanged interest on the notional amount of $100.0 million, and will receive three month LIBOR and pay 4.095% interest.  The agreement will terminate on July 30, 2012.  As of December 31, 2007, the fair value of these swaps was $0.4 million and the Company recorded $0.4 million of unrealized gains on these swaps.

Foreign currency swaps

The Company periodically uses foreign currency swaps to minimize the effect of fluctuating foreign currencies or to gain exposure to interest rate differentials between differing market rates. In September 2006, the Company entered into a foreign currency swap in relation to the euro-denominated Deferrable Interest Debentures. Under the terms of the foreign currency swap, the Company exchanged €13.0 million for $16.7 million, will receive Euro Interbank Offered Rate (“Euribor”) plus 354 basis points and pay LIBOR plus 371 basis points. The swap expires on September 15, 2011 and had a fair value of $2.5 million and $0.4 million as at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Company recorded $2.0 million and $0.4 million, respectively, of realized and unrealized gains on foreign currency swaps.

Foreign currency forwards

The Company and its subsidiaries use foreign currency forward contracts to manage currency exposure.  The contractual amount of these contracts as at December 31, 2007 and 2006 was $311.1 million and $84.9 million, and had a fair value of $(7.1) million and $0.5 million, respectively. The Company designated $264.4 million of foreign currency forwards contractual value as hedges, which had a fair value of $(3.4) million as of December 31, 2007.  During the years ended December 31, 2007 and 2006, the Company recorded $14.0 million and $1.0 million respectively of realized and unrealized losses on foreign currency forward contracts.  The Company recorded $3.5 million of unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.  There were no foreign currency forwards designated as hedges as of December 31, 2006.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Total return swaps

The Company uses total return equity swaps to gain exposure to the equity markets.  The total return swaps allow the company to earn the return of the underlying index while paying floating interest plus a spread to the counterparty.  As of December 31, 2007 the notional amount of the total return swaps were $14.2 million and had a fair value of $(4.9) million.  During the year ended December 31, 2007, the Company recorded $4.7 million of realized and unrealized losses on total return swaps.  As of December 31, 2006, there were no total returns swaps in the portfolio.

To be announced mortgage backed securities

By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative in the consolidated financial statements. At December 31, 2007 and 2006, the notional principal amount of TBAs was $18.2 million and $35.9 million and the fair value was $0.2 million and $(0.1) million, respectively. During the years ended December 31, 2007 and 2006, the Company recorded $(0.8) million and $1.6 million respectively of realized and unrealized gains (losses) on TBAs.

Futures

  The Company has entered into index and interest rate futures. At December 31, 2007 and 2006, the notional amount of index and interest rate futures were $421.0 million and $178.5 million respectively. The net fair value of futures contracts was ($2.2) million and $1.9 million as at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Company recorded $4.4 million and $8.3 million, respectively, of realized and unrealized gains on futures.

Industry loss warranties

The Company has entered into industry loss warranty (“ILW”) transactions that are structured as reinsurance or derivatives. For those transactions determined to be derivatives, the fair value was $(1.3) million and $(0.2) million at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Company recorded $1.7 million and $0.4 million respectively of realized gains on ILWs determined to be derivatives.

Fair value disclosure

In accordance with SFAS 157, the fair value of derivative instruments held as of December 31, 2007 is allocated between levels as follows:

		Fair Value Measurement at December 31, 2007, using:

	Fair Value	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Derivatives
Futures contracts	$(2,228)	$(2,228)	$-	$-
Swaps	(153)	-	(153)	-
Forward currency contracts	(7,067)	-	(7,067)	-
Mortgage backed securities TBA	173	-	173	-
Other reinsurance derivatives	(1,305)	-	-	(1,305)
Total derivatives	$(10,580)	$(2,228)	$(7,047)	$(1,305)

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

Other reinsurance
derivatives
Description
Opening fair value	$(197)
Total realized and unrealized gains included in earnings	1,749
Net purchases and sales	(2,857)
Closing fair value	$(1,305)

9.    TAXATION

The Company is not subject to Bermuda income or capital gains tax under current Bermuda law. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966.  Flagstone Suisse has been granted a partial tax holiday from the cantonal tax administration of the canton of Valais providing an exemption from cantonal and municipal corporate income taxes for a period of 10 years.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax and examination by taxing authorities in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries are subject to tax are Canada, India, Switzerland, U.S. Virgin Islands and the United Kingdom.  Income tax returns are open for examination for the tax years 2004-2006 in Canada, 2004-2006 in the U.S. Virgin Islands and 2006-2007 in India.  Due to its limited history, the Company’s subsidiaries in Switzerland and the United Kingdom have not yet filed income tax returns and therefore do not yet have any tax years open for examination.

As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from tax examinations for all open tax years.

On January 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 did not result in any unrecognized tax benefits or expenses for the year ended December 31, 2007. Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2007.

Income tax expense for the years ended December 31, 2007 and 2006 was as follows:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Current Tax Expense
Current Income Tax Expense
Canada	$203	$128
India	43	-
Switzerland	1	-
United Kingdom	72	-
U.S. Virgin Islands	464	-
Deferred Income Tax Expense
Canada	-	-
India	-	-
Switzerland	-	-
United Kingdom	-	-
U.S. Virgin Islands	-	-
Total income tax expense	$783	$128

Net current liabilities	$59	$25
Net deferred tax assets	-	-
Net tax liabilities	$59	$25

For the period from October 4, 2005 to December 31, 2005, the Company did not have operations in taxable jurisdictions.

Deferred tax assets reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets as of December 31, 2007 and 2006 were as follows:

	As at	As at
	December 31, 2007	December 31, 2006
Deferred tax inventory
Deferred tax assets
Net operating loss carryforward	$399	$-
Valuation allowance	(399)	-
Deferred tax assets net of valuation allowance	$-	$-

The valuation allowance relates to an operating loss in one of the Company’s foreign subsidiaries.  Although local tax laws allow tax losses to be carried forward for a period of seven years, the Company believes it is necessary to establish a valuation allowance against this deferred tax asset due to its short operating history and uncertainty regarding the Company’s ability to generate sufficient future income to utilize the loss carried forward and realize the asset.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

The following table is a reconciliation of the actual income tax rate for to the amount computed by applying the effective rate of 0% under Bermuda law to income before income taxes:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Tax rate reconciliation
Income before taxes	$168,705	$152,466
Reconciliation of effective tax rate (% of income before taxes)
Expected rate	0.0%	0.0%
Foreign taxes at the local expected rate	0.2%	0.1%
Valuation allowance	0.2%	0.0%
Other	0.1%	0.0%
	0.5%	0.1%

10.   DEBT AND FINANCING ARRANGEMENTS

Long term debt

The Company’s debt outstanding as at December 31, 2007 and 2006 is as follows:

						Outstanding
Issue	Issue	Notional	Interest	First Call	Maturity	Balance as at
Type	Date	Amount	Rate	Date	Date	December 31, 2007

Deferrable Interest Debentures	August 2006	$120,000	LIBOR + 3.54%	September 15, 2011	September 15, 2036	$ 120,000
Deferrable Interest Debentures	August 2006	€ 13,000	Euribor + 3.54%	September 15, 2011	September 15, 2036	$ 19,006
Junior Subordinated Deferrable Interest Notes	June 2007	$100,000	LIBOR + 3.00%	July 30, 2012	July 30, 2037	$ 100,000
Junior Subordinated Deferrable Interest Notes	September 2007	$25,000	LIBOR + 3.10%	September 15, 2012	September 15, 2037	$ 25,000
Other - IAL King Air	July 2007	$945	LIBOR + 1.95%	n/a	March 15, 2009	$ 883
						$ 264,889

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of  fair value information of financial instruments. For financial instruments where quoted market prices are not available, the fair value of these financial instruments is estimated by discounting future cash flows or by using similar recent transactions. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange.  The Company does not carry its long term debt at fair value on its consolidated balance sheets.  As at December 31, 2007 and 2006, the Company estimated the fair value of its long term debt to be approximately equal to its carrying value as they were recently issued and pay a floating interest rate.

The Note indentures contain various covenants, including limitations on liens on the stock restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations.  The Company was in compliance with all the covenants contained in the Note indentures at December 31, 2007.

Interest expense includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period from the issuance of the Notes to the earliest they may be called by the Company. For the years ended December 31, 2007 and 2006, the Company incurred interest expense and amortization of debt offering expenses of $18.7 million, and $4.6 million on the Notes.  For the period October 4, 2005 through December 31, 2005, the Company did not incur any interest expense.  Also, at December 31, 2007 and 2006, the Company had $1.9 million and $0.5 million, respectively, of interest payable included in other liabilities in the consolidated balance sheets.

Future principal and interest payments on long term debt are expected to be as follows:

Year
2008	$21,289
2009	21,870
2010	21,107
2011	21,107
2012	21,107
Later years	773,031
Total minimum future principal and interest payments	$879,511

Letter of credit facility

In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A. In April 2007, the Company increased its uncommitted letter of credit facility agreement with Citibank N.A. from $200.0 million to $400.0 million.  As at December 31, 2007 and 2006, $73.8 million and $67.8 million, respectively, had been drawn under this facility, and the drawn amount of the facility was secured by respectively $82.0 million and $75.4 million of fixed maturity securities from the Company’s investment portfolio.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

In September 2007, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Wachovia Bank, N.A.  While the Company has not drawn upon this facility as at December 31, 2007, if drawn upon, the utilized portion of the facility will be secured by an appropriate portion of securities from the Company’s investment portfolio.

11.   SHAREHOLDERS’ EQUITY

Common shares

At December 31, 2007 and 2006, the total authorized common voting shares of the Company were 150,000,000 with a par value of $0.01 per common share.

The holders of common voting shares are entitled to receive dividends as declared from time to time and are entitled to one vote per common share, subject to certain restrictions. Voting rights of all shares may be amended under the voting adjustment provisions in the Company’s bye-laws designed to preserve certain U.S. shareholders’ tax positions with respect to their shares to ensure their voting interest is less than 9.9% to comply with certain provisions of the Internal Revenue Code and the rules and regulations promulgated thereunder.

On December 20, 2005, the Company issued 55,239,491 common shares for gross proceeds of $552.4 million and incurred issuance costs of $4.6 million.

On February 1 and February 23, 2006, the Company had two additional share subscriptions from which it raised $148.0 million and $15.1 million, respectively, raising the total number of issued common shares to 71,547,891. Issuance costs related to February 2006 subscriptions were $0.3 million.

On April 4, 2007, the Company completed an initial public offering of 13,000,000 of its common shares for gross proceeds of $175.5 million and incurred issuance costs of $16.2 million. On April 30, 2007, the underwriters of the initial public offering exercised their option to purchase an additional 750,000 common shares of the Company at the public offering price less underwriting discounts and commissions. Gross proceeds of $10.1 million were received by the Company and $0.7 million issuance costs were incurred.  The Company has contributed the proceeds from this offering to Flagstone to increase its underwriting capacity and Flagstone has invested the proceeds according to its investment strategy.

The following table is a summary of common shares issued and outstanding:

			Period October 4,
	Year Ended	Year Ended	2005 through
	December 31, 2007	December 31, 2006	December 31, 2005

Balance - beginning of period	71,547,891	55,239,491	-
Conversion of restricted share units	11,216	-	-
Issue of shares	13,750,000	16,308,400	55,239,491
Balance - end of period	85,309,107	71,547,891	55,239,491

Warrant

In connection with the initial closing of the private placement for the Company’s common shares in December 2005, the Company issued a warrant to Haverford for its role in these capital raising activities (the “Warrant”). The Company has determined the Warrant to be compensatory and has recorded its fair value as compensation in the issuance period as there is no required service period. The Warrant granted the holder the right, at any time during the period commencing on December 1, 2010 and ending December 31, 2010, to purchase from the Company up to 12.0% of the issued share capital of the Company at the consummation of the initial private placements of the Company at an exercise price of $14.00 per common share.

The Warrant has been classified as an equity instrument, in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The compensation expense based on the fair value at the date of grant was $12.2 million for the initial closing of the private placement, and is included in general and administrative expenses and in additional paid-in capital in the consolidated financial statements for the period ended December 31, 2005. This value has been calculated using the Black-Scholes option pricing model. The assumptions used were: risk-free interest rate 4.4%; expected life 4.95 years; volatility 26.0%; dividend yield nil. The volatility assumption was based on the average historical volatility of a group of comparable companies over a period equal to the expected life of the Warrant. As at December 31, 2005, 6,628,739 common shares would be issuable pursuant to the Warrant.

Subsequently, in connection with the February 1 and February 23, 2006 additional closings of the private placement of 1,957,008 common shares, the Warrant was amended such that the number of common shares that could be issuable upon exercise of the Warrant would be 8,585,747, being 12.0% of the issued share capital as at February 23, 2006. The additional compensation expense based on the fair value on the date of grant was $3.4 million and is included in general and administrative expenses and in additional paid-in capital in the consolidated financial statements for the year ended December 31, 2006. This value has been calculated using the Black-Scholes option pricing model. The assumptions used were: risk-free interest rate 4.6%, expected life 4.8 years, volatility 25.0%, dividend yield nil. The volatility assumption was based on the average historical volatility of a group of comparable companies over a period equal to the expected life of the Warrant. With the completion of the Company’s private placement in February 2006, there have been and will be no further additions to the number of common shares underlying the Warrant other than due to stock splits or otherwise in accordance with the terms of the Warrant.

12.    SHARE BASED COMPENSATION

The Company accounts for share based compensation in accordance with SFAS No. 123(R) which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of such services will be recognized over the period during which an employee is required to provide service in exchange for the award.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Performance Share Units

The PSU Plan is the Company’s shareholder approved primary executive long-term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of Directors (the “Committee”), PSUs may be granted to executive officers and certain other key employees and vesting is contingent upon the Company meeting certain DROE goals.

Upon vesting, the PSU holder shall be entitled to receive a number of common shares of the Company (or the cash equivalent, at the election of the Company) equal to the product of the number of PSUs granted multiplied by a factor based on the Company’s DROE during the vesting period. The factor will range between zero and two, depending on the DROE achieved during the vesting period. PSUs vest over a period of approximately three years. At the Company’s board meeting and the special general meeting of shareholders held on November 16, 2006, the PSU Plan was amended to increase the maximum number of PSUs that can be issued under the PSU Plan from 1.5 million to 2.8 million and to increase the maximum number of common shares that can be issued under the PSU Plan from 3.0 million to 5.6 million. The fair value of PSUs granted under the PSU Plan is estimated on the date of grant using the fair value on the grant date and the most probable DROE outcome. If certain DROE goals are not met, no compensation cost is recognized. A summary of the activity under the PSU Plan as at December 31, 2007, 2006 and 2005 and changes during the year ended December 31, 2007 and 2006 and the period from October 4, 2005 through December 31, 2005, are as follows:

	Number	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at October 4, 2005	-
Granted	321,000	$10.00
Outstanding at December 31, 2005	321,000	10.00	3.0
Granted	392,000	10.06
Outstanding at December 31, 2006	713,000	10.03	2.0
Forfeited	(30,000)	11.21
Granted	975,700	13.54
Outstanding at December 31, 2007	1,658,700	12.07	1.7

As at December 31, 2007 and 2006, there was a total of $11.9 million and $5.0 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 2.1 and 2.0 years, respectively. A compensation expense of $6.0 million, $2.1 million and $34,000 has been recorded in general and administrative expenses for the years ended December 31, 2007 and 2006 and for the period from October 4, 2005 through December 31, 2005, respectively, in relation to the PSU Plan.

No PSUs have vested or been cancelled since the inception of the Plan.

Restricted Share Units

Beginning July 1, 2006, the Company granted RSUs to certain employees and directors of the Company. The RSU grants to employees vest over a period of approximately two years while RSUs granted to directors vest on the grant date.

A summary of the activity under the RSU Plan as at December 31, 2007 and 2006 and changes during the years ended December 31, 2007 and 2006 are as follows:

	Number	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at December 31, 2005	-
Granted	123,677	$10.49	1.1
Forfeited	(5,950)	10.37
Outstanding at December 31, 2006	117,727	10.49	0.8
Granted	250,899	13.31
Forfeited	(30,800)	12.15
Converted into common shares	(11,216)	12.02
Outstanding at December 31, 2007	326,610	12.45	0.6

As at December 31, 2007 and 2006, there was a total of $1.3 million and $0.5 million, respectively of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 0.9 and 1.5 years, respectively. A compensation expense of $2.2 million and $0.7 million has been recorded in general and administrative expenses for the years ended December 31, 2007 and 2006, respectively, in relation to the RSU Plan.

No RSUs granted to employees have vested or been cancelled since the inception of the Plan.  During the years ended December 31, 2007 and 2006, 62,449 and 53,827 RSU’s, respectively, were granted to the directors.  During the year ended 2007, upon termination of service of a director, 11,216 RSUs were converted into common shares of the Company.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

13.   EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings per common share for the year ended December 31, 2007 and 2006, and the period from October 4, 2005 through December 31, 2005 is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period October 4, 2005 through December 31, 2005

Basic earnings per common share
Net income (loss)	$167,922	$152,338	$(12,384)

Weighted average common shares outstanding	81,882,866	70,027,100	55,239,491
Weighted average vested restricted share units	92,518	26,987	-
Weighted average common shares outstanding—Basic	81,975,384	70,054,087	55,239,491
Basic earnings (loss) per common share	$2.05	$2.17	$(0.22)

Diluted earnings per common share
Net income (loss)	$167,922	$152,338	$(12,384)

Weighted average common shares outstanding	81,882,866	70,027,100	55,239,491
Weighted average vested restricted share units outstanding	92,518	26,987	-
	81,975,384	70,054,087	55,239,491
Share equivalents:
Weighted unvested restricted share units	136,206	-	-
Weighted unvested performance share units	-	339,734	-
Weighted average common shares outstanding—Diluted	82,111,590	70,393,821	55,239,491
Diluted earnings (loss) per common share	$2.05	$2.16	$(0.22)

As at December 31, 2007, 2006, and 2005, there were securities which would result in the issuance of common shares that were excluded in the computation of diluted earnings (loss) per common share because the effect would be anti-dilutive.  These securities were as follows:

			Period October 4,
	Year Ended	Year Ended	2005 through
	December 31, 2007	December 31, 2006	December 31, 2005

Warrant	8,585,747	8,585,747	6,628,739
Unvested performance share units	-	-	321,000
Unvested restricted share units	221,550	63,900	-
Total	8,807,297	8,649,647	6,949,739

In addition, because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a three year period, commencing in 2007, the PSUs are excluded from the calculation of diluted earnings (loss) per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.

14.   MINORITY INTEREST

At December 31, 2007, the Company’s consolidated results include the results of Mont Fort from January 12, 2007 onwards (see Note 4). The portions of Mont Fort’s net income and shareholders’ equity attributable to holders of the preferred shares for the year ended December 31, 2007 are recorded in the consolidated financial statements of the Company as minority interest.  In relation to Mont Fort, the Company recorded a minority interest expense of $33.6 million for the year ended December 31, 2007 and $165.2 million was included in minority interest on the consolidated balance sheet as at December 31, 2007.

At December 31, 2007, the Company’s consolidated results include the results of Island Heritage from July 1, 2007 onwards (see Note 3). The portions of Island Heritage’s net income and shareholders’ equity attributable to the minority shareholders for the year ended December 31, 2007 are recorded in the consolidated financial statements of the Company as minority interest.   In relation to Island Heritage, the Company recorded a minority interest expense of $2.2 million for the year ended December 31, 2007 and $19.6 million was included in minority interest on the consolidated balance sheet as at December 31, 2007.

15.   RELATED PARTY TRANSACTIONS

Haverford sponsored the Company’s formation in October 2005 and invested $100.0 million in its initial private placement. The Company’s Executive Chairman, Mark Byrne (“Mr. Byrne”), and the Company’s Chief Executive Officer, David Brown (“Mr. Brown”), serve as directors of Haverford.

As at December 31, 2007 and 2006, Haverford directly owns 10.0 million common shares, or 11.7% and 13.9% respectively, of the Company’s outstanding common shares and is the holder of the Warrant which will entitle it to purchase up to an additional 8,585,747 common shares of the Company in December 2010. The impact of the conversion of the Warrant would increase Haverford’s ownership interest to 19.8% and 23.2% of the outstanding voting common shares at December 31, 2007 and 2006, respectively. The Company paid $1.0 million to Haverford in relation to services performed in respect of the initial private placement.

Haverford also owns all of the share capital of Haverford Investment Holdings Ltd., which owns 6.0% of the voting common shares of Haverford Capital Partners (Cayman) Limited (“HCP”). The Chief Executive Officer of HCP is also a director of the Company. HCP directly owns 2.5 million common shares, or 2.9% and 3.5% of the outstanding common shares of the Company at December 31, 2007 and 2006, respectively.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

During the period ended December 31, 2005, the Company paid $0.2 million to HCP in relation to services performed in respect of the initial capital subscription. The Company entered into a consultancy arrangement with Meetinghouse LLC, a company controlled by the Chief Executive Officer of HCP. The consultancy arrangement provided for 150 hours of actuarial services at a rate of $500 per hour, for the period from December 2005 through March 2006. During the period from October 4, 2005 through December 31, 2005, the Company incurred $21,000 for services relating to the development of financial and business models. During the year ended December 31, 2006, additional expenses of $54,000 were incurred for services relating to business model development. These expenses have been recorded in general and administrative expenses.

On December 20, 2005 Flagstone entered into a 24-month Operational Support Agreement (“OSA”) with West End. Mr. Byrne and Mr. Brown had ownership interests in West End, of 70.6% and 16.6%, respectively. West End provided Flagstone with certain insurance management and related support services for a fee pursuant to an OSA. Flagstone incurred $nil, $1.0 million and $25,000 in expenses under the OSA for the years ended December 31, 2007 and 2006 and the period from October 4, 2005 through December 31, 2005, respectively. Fees charged under the OSA were based on an hourly fee rate for certain individuals.

On March 31, 2006, the Company purchased all of the common shares of West End for a purchase price of $16.1 million. The Company purchased 12,000 shares (representing a 70.6% interest) from Mr. Byrne and 2,829 shares (representing a 16.6% interest) from Mr. Brown.

On March 31, 2006, Flagstone acquired 63,783 common shares of Island Heritage from Haverford, representing at the time 18.7% of the common shares and 22.5% of the votes for a purchase price of $7.3 million.

Flagstone entered into an excess of loss reinsurance agreement with Island Heritage during 2007 and 2006 under which Flagstone assumed a share of Island Heritage’s residential and commercial property risks. Premiums written under the agreement included in the Company’s consolidated financial statements during the year ended December 31, 2007 and 2006 amounted to $1.7 million and $1.4 million, respectively and $0.4 million was due from Island Heritage at December 31, 2006. Employees of the Company serve as directors of Island Heritage.  As a result of the acquisition of the controlling interest in July 2007, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, and therefore, the results of the excess of loss reinsurance agreement from July 2007 onwards have been eliminated with the consolidation of Island Heritage’s results into the Company’s consolidated financial statements.

On March 31, 2006, the Company purchased all of the common shares of Mont Fort from Haverford for a purchase price of $0.1 million (see note 4).

On June 5, 2006, West End entered into an investment management agreement with Mont Fort in respect of Mont Fort ILW under which West End earns an investment management fee of 0.5% per year based on the current size of Mont Fort ILW and a performance-based fee of 15.0% of the increase, if any, in the net asset value of Mont Fort ILW over the course of each year. During the year ended December 31, 2006, West End earned $1.3 million from Mont Fort ILW under this arrangement. With effect from January 12, 2007, the results of Mont Fort are consolidated in the Company’s consolidated financial statements, and therefore, Mont Fort’s results during year ended December 31, 2007 have been eliminated.

On June 6, 2006, Flagstone entered into a reinsurance agreement with Mont Fort in respect of Mont Fort ILW under which Mont Fort ILW assumed a share of Flagstone’s Industry Loss Warranty exposure. Premiums ceded to Mont Fort ILW during the year ended December 31, 2006 amounted to $15.1 million and $0.6 million was included in amounts due from related parties as at December 31, 2006. In accordance with the reinsurance agreement, Flagstone earned a ceding commission of $0.4 million from Mont Fort ILW during the year ended December 31, 2006. On August 28, 2006, Mont Fort repurchased the preferred shares held by Flagstone for $5.1 million, and Mont Fort in respect of Mont Fort ILW entered into a quota share reinsurance contract with Flagstone under which Flagstone assumes 8.3% of the business written by Mont Fort ILW.

The Company has extensively used two aircraft owned and operated by entities controlled by Mr. Byrne.  Given the Company’s worldwide operations, in July 2007 the Company’s Board voted unanimously that it was in the Company’s best interest to acquire from Mr. Byrne the aircraft and the operating company that supported the aircraft.  The Company’s Code of Ethics adopted in June of 2006 and the Audit Committees Charter require the Audit Committee to review any situation in which a private interest of an employee or Director has a potential conflict of interest or is a related party transaction. The above transactions were reviewed directly with the Chairman of the Audit Committee in accordance with its Charter.

On August 22, 2007, the Company, through its wholly owned subsidiary, Flagstone Leasing Services Limited (“Flagstone Leasing”) entered into a Share Purchase Agreement (“King Air Agreement”) with Mr. Byrne, owner of 100% of the issued and outstanding common voting shares of IAL King Air Limited (“IAL King Air”).   Pursuant to the terms of the King Air Agreement, Flagstone Leasing, on August 28, 2007, acquired all of the issued and outstanding common voting shares of IAL King Air for a cash purchase price of $1.6 million. The purchase price equaled the value of the net assets acquired, inclusive of debt of $0.9 million. IAL King Air owned, as its principal asset, a King Air B-200 aircraft.  The value attributed to the aircraft for the purpose of this transaction was determined by the average of two independent appraisals.

On August 23, 2007, Flagstone Leasing entered into a Share Purchase Agreement (“IAL Agreement”) with Mr. Byrne, Haverford and West End to acquire 100% of the issued and outstanding common voting shares of IAL Leasing Limited (“IAL”).  Mr. Byrne, Haverford and West End owned 90%, 5% and 5%, respectively, of the issued and outstanding common voting shares of IAL.   Pursuant to the terms of the IAL Agreement, Flagstone Leasing, on August 28, 2007, acquired all of the issued and outstanding common voting shares of IAL for a cash purchase price of $1.4 million. The purchase price equaled the value of the net assets acquired, inclusive of debt of $17.1 million due to Banc of America Leasing and Capital LLC (“BoA”). IAL owned, as its principal asset, a Dassault Falcon 900B aircraft (“the Falcon”).   In consideration of Mr. Byrne forgiving debt due to him from IAL, and his undertaking with respect to the indemnities contained in the IAL Agreement, he received 100% of the purchase price. The value attributed to the aircraft for the purpose of this transaction was determined by the average of two independent appraisals.  On September 25, 2007, IAL concluded a sale lease-back transaction with BoA in relation to the Falcon. With this transaction, IAL sold the Falcon and the related debt financing to BoA for a cash consideration of $1.4 million and entered into an operating lease with BoA to lease the Falcon for a term of 10 years.

Effective, August 29, 2007 Longtail Aviation Limited (“Longtail”), an entity controlled by Mr. Byrne, entered into an Amalgamation Agreement (“Agreement”) with a wholly owned subsidiary of the Company, Longtail Aviation International Limited (“Longtail International”) . Longtail provides support, maintenance and pilot services for the aircraft utilized by the Company in its worldwide operations.  Pursuant to the terms of the Agreement, Longtail was, subject to certain regulatory approvals required by the Bermuda Registrar of Companies, amalgamated (merged) into Longtail International in consideration of payment for agreed net assets in Longtail as of July 31, 2007 and forgiveness of debt owed to Mr. Byrne by Longtail.    Mr. Byrne, as Longtail’s principal shareholder received $1.9 million from Longtail International. The consideration paid to Mr. Byrne was equal to the net assets received by Longtail International.

Prior to the acquisition of Longtail in August 2007, the Company participated in a charter agreement with Longtail which permitted the Company to charter private aircraft. The Company incurred an expense of $1.1 million, $1.9 million and $20,000 in relation to this agreement during the years ended December 31, 2007 and 2006 and the period October 4, 2005 through December 31, 2005, respectively, which was included within general and administrative expenses, and $0.2 million was included in due to related parties as at December 31, 2006.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

In July 2006, the Company entered into a sale agreement with IAL for the purchase of a Westwind 1124A aircraft. The Company paid IAL $1.8 million for the private aircraft. The value for the transaction was determined by the average of two independent appraisals from qualified aircraft valuation experts. The transaction closed on July 31, 2006. Prior to the acquisition of Longtail in August 2007, Flagstone Westwind Holdings Limited (“Flagstone Westwind”), a wholly owned subsidiary of the Company, had entered into a 24-month management and joint use agreement on August 1, 2006 with Longtail for the management and charter of its Westwind 1124A aircraft. Pursuant to the agreement, Flagstone Westwind paid Longtail a management fee of $6,000 per month and received a fee from Longtail of $2,000 per charter hour flown. Flagstone Westwind bears the costs of maintaining the aircraft. As at December 31, 2006, Flagstone Westwind had an amount of $0.1 million due to Longtail which was included in amounts due to related parties.

During the year ended December 31, 2006, West End earned advisory and performance fees from Rockridge, Mont Fort and Island Heritage of $1.8 million, $1.3 million, and $39,044. As a result of the acquisition of the controlling interest in Island Heritage by Flagstone, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, and therefore, the investment advisory fees from July 1, 2007 onwards have been eliminated with the consolidation of Island Heritage’s results into the Company’s consolidated financial statements.  Investment advisory fees earned from Island Heritage from January 1, 2007 through June 30, 2007 were $nil.  With effect from January 12, 2007, the results of Mont Fort are consolidated in the Company’s consolidated financial statements, and therefore, Mont Fort’s investment advisory fees during year ended December 31, 2007 have been eliminated.  During the year ended December 31, 2006, the Company earned investment advisory fees of $1.4 million from Value Capital L.P. A subsidiary of the Company was the General Partner of Value Capital L.P. On June 30, 2006, the Company terminated its investment advisory agreement with Value Capital L.P.

During the years ended December 31, 2007 and 2006 and the period from October 4, 2005 through December 31, 2005, the Company made lease payments of $0.3 million, $0.4 million, and $nil, respectively to Eye Patch Holdings Limited, a company in which Haverford has a 40.0% stake and from which the Company leases office space.

On September 5, 2006, the Company entered into a foreign currency swap agreement with Lehman Brothers Inc. in relation to the issuance of the Deferrable Interest Debentures. Under the terms of the agreement, the Company exchanged €13.0 million for $16.7 million, will receive Euribor plus 354 basis points and will pay LIBOR plus 371 basis points. The agreement will terminate on September 15, 2011 and had a fair value of $2.5 million and $0.4 million as at December 31, 2007 and 2006, respectively. Affiliates of Lehman Brothers Inc. are shareholders of the Company and preferred shareholders of Mont Fort. Lehman Brothers Inc. provided additional investment banking services to the Company in connection with the initial private placement of the Company, for which it received fees of $2.0 million. Lehman Brothers Inc. acted as an underwriter of the Company's initial public offering, for which it received fees of $3.4 million.

On December 7, 2007, the Company entered into an interest rate swap agreement with Lehman Brothers Special Financing Inc. Under the terms of the agreement, the Company exchanged interest on a notional amount of $25.0 million, will receive interest at three month LIBOR and will pay 4.096% interest. The agreement will terminate on September 15, 2012. On December 7, 2007, the Company entered into an interest rate swap agreement with Lehman Brothers Special Financing Inc. Under the terms of the agreement, the Company exchanged interest on a notional amount of $120.0 million, will receive interest at three month LIBOR and will pay 3.962% interest. The agreement will terminate on September 15, 2011. The fair value of the two swaps was $0.2 million as at December 31, 2007.

16.   COMMITMENTS AND CONTINGENCIES

Concentrations of credit risk

Credit risk arises out of the failure of a counter-party to perform according to the terms of the contract. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s foreign exchange forward contracts, currency swaps and interest rate swaps. However, because the counterparties to these agreements are high credit quality international banks, the Company does not anticipate any non-performance. The difference between the contract amounts and the related fair market values in excess of the contract amount is the Company’s maximum credit exposure.

As at December 31, 2007 and 2006, substantially all of the Company’s cash and investments were held with two custodians.

The Company’s investment portfolio is managed by external advisors in accordance with prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments.

Brokers

The Company also underwrites the majority of its reinsurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance balances to the Company. Concentrations of credit risk with respect to reinsurance balances are as described in Note 18.

For the years ended December 31, 2007 and 2006, four brokers respectively accounted for approximately 83% and 87% of gross premiums written respectively, each of which individually accounted for 10% or more of the total gross premiums written.

Lease commitments

The Company and its subsidiaries lease office space and guest accommodations in the countries in which they operate under operating leases which expire at various dates. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the years ended December 31, 2007 and 2006 was approximately $1.2 million and $0.6 million.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Future minimum rental lease payments under the leases are expected to be as follows:

Lease Commitments - Rental

Year
2008	$1,749
2009	1,546
2010	1,162
2011	1,021
2012	854
Later years	1,631
Total minimum future rental lease commitments	$7,963

On September 25, 2007, IAL Leasing entered into an operating lease with BoA to lease a Dassault Falcon 900B aircraft which an original cost of $18.5 million for a term of 10 years.  The monthly rent commenced in November 2007 in the amount of $0.1 million per month.  During the term of the lease, the Company has the option to exercise an early buyout option at month 60 of the lease term for 83.90% of the lessor’s cost, at month 96 for 69.79% of the lessor’s cost, purchase the aircraft at fair value at the end of the lease term, or return the aircraft to the lessor. The Company and Flagstone are acting as guarantors under the lease agreement.

On April 15, 2007, Flagstone King Air Holdings entered into an operating lease with BoA to lease a King Air 350 aircraft which an original cost of $2.9 million for a term of 10 years.  The monthly rent commenced in May 2007 in the amount of $27,388 per month.  During the term of the lease, the Company has the option to exercise an early buyout option at month 60 of the lease term for 75.986% of the lessor’s cost, at month 102 for 51.465% of the lessor’s cost, purchase the aircraft at fair value at the end of the lease term, or return the aircraft to the lessor. Flagstone is acting as guarantor under the lease agreement.

Future minimum lease payments under the leases regarding the aircraft are expected to be as follows:

Lease Commitments - Aircraft

Year
2008	$1,982
2009	1,982
2010	1,982
2011	1,982
2012	1,982
Later years	9,275
Total minimum future lease commitments	$19,185

Legal proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings. As at December 31, 2007 and 2006, the Company was not a party to any litigation or arbitration proceedings.

Investment Commitments

During 2006, the Company made certain commitments with respect to an investment in a private equity fund. As at December 31, 2007 and 2006, the total outstanding investment commitment was $6.4 million and $8.4 million, respectively.

Other Commitments

Effective November 20, 2007, Island Heritage entered into a share re-purchase agreement with one of its minority shareholders. Under this agreement, Island Heritage will buy back 16,919 shares (representing 5% of its common shares) on June 30, 2008 at a price of 1.78 times the fully diluted book value as at December 31, 2007, amounting to $3.5 million.  The amount will be settled with fifty percent cash on or before June 30, 2008 and fifty percent cash on or before December 31, 2008.

17.   DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

The Company’s ability to pay dividends to common shareholders is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries.

The Insurance Act 1978 and Related Regulations (“the Act”) requires Flagstone to maintain minimum levels of solvency and liquidity. The Act requires Flagstone to maintain a minimum statutory capital and surplus equal to the greater of $100.0 million, 50% of net premiums written (being gross premiums written less ceded premiums, with a maximum of 25% of gross premiums considered as ceded premiums for the purpose of this calculation) or 15% of the loss and loss adjustment expense reserves. To satisfy these requirements, Flagstone was required to maintain a minimum level of statutory capital and surplus of $228.0 million and $141.2 million, as at December 31, 2007 and 2006, respectively. Actual statutory capital and surplus as at December 31, 2007 and 2006 was $1.4 billion and $969.9 million, respectively. In addition, Flagstone is required to maintain a minimum liquidity ratio and is required to prepare annual statutory financial statements and to file a statutory financial return.  As at December 31, 2007 and 2006, Flagstone was in compliance with all of the requirements of the Act.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

18.   SEGMENT REPORTING

The Company’s management views the operations and management of the Company as one operating segment. The Company is primarily focused on writing global property, property catastrophe and short tail specialty and casualty reinsurance. The Company regularly reviews the financial results and assesses its performance on a single segment basis. As the Company commenced operations on December 20, 2005, the Company did not underwrite any risks for the period ended December 31, 2005.

The following tables set forth a breakdown of the Company’s gross premiums written by line of business and geographic area of risks insured for the periods indicated:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$411,566	71.3%	$219,102	72.4%
Property	94,503	16.4%	56,417	18.7%
Short-tail specialty and casualty	71,081	12.3%	26,970	8.9%
Total	$577,150	100.0%	$302,489	100.0%

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured (1)
North America	$297,928	51.6%	$160,384	53.0%
Worldwide risks (2)	99,365	17.2%	37,815	12.5%
Europe	79,894	13.8%	45,737	15.1%
Caribbean	48,103	8.3%	10,291	3.4%
Japan and Australasia	39,547	6.9%	31,690	10.5%
Other	12,313	2.2%	16,572	5.5%
Total	$577,150	100.0%	$302,489	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	This geographic area includes contracts that cover risks primarily in two or more geographic zones.

For the years ended December 31, 2007 and 2006, premiums produced by brokers were as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Guy Carpenter	$153,781	26.6%	$49,845	16.5%
Benfield	149,651	25.9%	78,217	25.9%
Aon Re Worldwide	96,013	16.6%	63,675	21.1%
Willis Group	77,030	13.3%	72,424	23.9%
Other brokers	100,675	17.6%	38,328	12.6%
Total	$577,150	100.0%	$302,489	100.0%

19.   SUBSEQUENT EVENTS

      On February 29, 2008, a quarterly dividend of $0.04 per common share was declared.  The dividend was payable on March 12, 2008 to shareholders of record at the close of business on March 6, 2008.

Imperial Reinsurance Company Limited

On March 6, 2008 the Company signed an agreement to subscribe to a majority stake (65%) in Imperial Reinsurance Company Limited (“Imperial Re”).  The transaction is subject to regulatory approvals and closing conditions and is expected to close in the second quarter of 2008. The subscription amount, to be determined upon completion of Imperial Re’s audited financial statements, will be approximately $20.8 million.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Imperial Re is domiciled in South Africa and writes multiple lines of reinsurance in sub-Saharan Africa.  The Company believes that its capital and technical support will enhance Imperial Re’s services, increase its market penetration and broaden its product distribution within Africa.

20.  RECLASSIFICATIONS

Certain prior year balances were reclassified to conform with the current year classifications.

21.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

2007
Net premiums written	$55,786	$91,132	$181,345	$198,768
Net premiums earned	125,270	138,799	111,842	101,226
Net investment income	22,624	17,022	20,531	13,631
Net realized and unrealized gains (losses)	(3,558)	8,298	(1,901)	4,514
Other income	2,926	1,961	251	673
Total revenues	147,262	166,080	130,723	120,044

Loss and loss adjustment expenses	30,415	37,439	77,257	47,748
Acquisition costs	26,054	28,795	14,725	12,718
General and administrative expenses	24,229	19,763	13,800	14,669
Interest expense	6,020	5,873	3,520	3,264
Net foreign exchange gains	(2,109)	(1,842)	(56)	(1,282)
Total expenses	84,609	90,028	109,246	77,117
Income before income taxes, minority interest and interest in earnings of equity investments	62,653	76,052	21,477	42,927
Provision for income tax	(432)	(229)	(77)	(45)
Minority interest	(10,852)	(9,317)	(7,892)	(7,733)
Interest in earnings of equity investments	-	(257)	1,186	461
Net income	$51,369	$66,249	$14,694	$35,610

Basic net income per common share	$0.60	$0.78	$0.17	$0.50
Diluted net income per common share	$0.60	$0.77	$0.17	$0.49
Dividends declared per common share	$0.04	$0.04	$-	$-

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

2006
Net premiums written	$26,508	$50,525	$118,739	$86,726
Net premiums earned	72,335	63,481	37,275	18,972
Net investment income	9,562	9,849	8,173	6,628
Net realized and unrealized gains (losses)	10,041	10,827	(5,526)	(3,095)
Other income	2,874	1,216	2,009	-
Total revenues	94,812	85,373	41,931	22,505

Loss and loss adjustment expenses	7,110	9,723	3,609	6,218
Acquisition costs	10,895	10,946	5,253	2,845
General and administrative expenses	10,843	7,649	8,399	7,850
Interest expense	3,357	1,291	-	-
Net foreign exchange gains	(335)	(419)	(1,166)	(159)
Total expenses	31,870	29,190	16,095	16,754
Income before income taxes and interest in earnings of equity investments	62,942	56,183	25,836	5,751
Provision for income tax	(50)	(78)	-	-
Interest in earnings of equity investments	691	804	259	-
Net income	$63,583	$56,909	$26,095	$5,751

Basic net income per common share	$0.89	$0.79	$0.36	$0.09
Diluted net income per common share	$0.88	$0.79	$0.36	$0.09
Dividends declared per common share	$-	$-	$-	$-

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

REPORT ON SCHEDULES I-IV

All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES AS AT DECEMBER 31, 2007
($ in thousands)

	Amortized	Fair	Balance sheet
	cost or cost	value	amount
Type of investments
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$479,462	$493,969	$493,969
States, municipalities and political subdivisions	-	-	-
Foreign government	545	558	558
Public utilities	-	-	-
Convertible and bonds with warrants attached	-	-	-
All other corporate bonds	619,142	614,578	614,578
Certificates of deposit	-	-	-
Redeemable preferred stock	-	-	-
Total fixed maturities	1,099,149	1,109,105	1,109,105

Equities securities:
Common stocks
Public utilities	-	-	-
Banks, trust and insurance companies	-	-	-
Industrial, miscellaneous and all other	73,603	74,357	74,357
Nonredeemable preferred stocks	-	-	-
Total equity securities	73,603	74,357	74,357

Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	-	-	-
Other long-term investments	295,469	293,166	293,166
Short-term investments	23,660	23,616	23,616
Total investments	$1,491,881	$1,500,244	$1,500,244

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

FLAGSTONE REINSURANCE HOLDINGS LIMITED
BALANCE SHEETS
As at December 31, 2007 and 2006
(PARENT COMPANY)

($ in thousands of U.S. dollars)

	2007	2006
ASSETS
Cash and cash equivalents	$55	$1,806
Investment in subsidiaries	1,230,824	1,003,419
Goodwill	2,000	2,000
Other assets	5,849	7,206
Total Assets	$1,238,728	$1,014,431

LIABILITIES
Due to subsidiaries	$30,453	$6,515
Long term debt	164,006	137,159
Accrued interest payable	539	529
Other liabilities	724	1,181
Total Liabilities	195,722	145,384

SHAREHOLDERS’ EQUITY
Common voting shares, 150,000,000 authorized, $0.01 par value, issued and outstanding (2007 - 85,309,107; 2006 - 71,547,891)	853	715
Additional paid-in capital	905,316	728,378
Retained earnings (deficit)	136,837	139,954
Total Shareholders’ Equity	1,043,006	869,047

Total Liabilities and Shareholders’ Equity	$1,238,728	$1,014,431

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

FLAGSTONE REINSURANCE HOLDINGS LIMITED
STATEMENTS OF OPERATIONS
For the years December 31, 2007 and 2006 and the Period from October 4, 2005 through December 31, 2005
(PARENT COMPANY)

($ in thousands of U.S. dollars)

	2007	2006	2005

REVENUES
Net investment income	$196	$415	$39
Net realized and unrealized gains - investments	2,228	437	-
Total revenues	2,424	852	39

EXPENSES
General and administrative expenses	2,888	1,297	175
Share based compensation expense	8,136	6,208	12,248
Interest expense	13,856	4,648	-
Net foreign exchange gains	1,845	469	-
Total expenses	26,725	12,622	12,423
Income (loss) before income taxes, minority interest and interest in earnings of equity investments	(24,301)	(11,770)	(12,384)
Interest in earnings of equity investments	192,223	164,108	-

NET INCOME (LOSS)	$167,922	$152,338	$(12,384)

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

FLAGSTONE REINSURANCE HOLDINGS LIMITED
STATEMENTS OF CASH FLOWS
For the years December 31, 2007 and 2006 and the Period from October 4, 2005 through December 31, 2005
(PARENT COMPANY)

($ in thousands of U.S. dollars)

	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net income (loss)	$167,922	$152,338	$(12,384)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized gains	(2,228)	(437)	-
Share based compensation expense	8,136	6,208	12,248
Interest in earnings of equity investments	(192,223)	(164,108)	-
Changes in assets and liabilities, excluding net assets acquired:
Other assets	(33)	(3,150)	-
Due to subsidiaries	-	-	42
Due to related parties	-	(42)	97
Accrued interest payable	11	529	-
Other liabilities	(198)	677	449
Net cash provided by operating activities	(18,613)	(7,985)	452

Cash flows used in investing activities:
Net cash paid in acquisitions of subsidiaries	(199,244)	(311,386)	(529,925)
Net cash used in investing activities	(199,244)	(311,386)	(529,925)

Cash flows provided by (used in) financing activities:
Issue of common shares, net of issuance costs paid	171,644	162,833	547,805
Issue of notes, net of issuance costs paid	24,744	132,810	-
Intercompany financing	23,901	6,473	-
Dividend paid on common shares	(6,824)	-	-
Other	2,641	729	-
Net cash provided by financing activities	216,106	302,845	547,805

(Decrease) increase in cash and cash equivalents	(1,751)	(16,526)	18,332
Cash and cash equivalents - beginning of period	1,806	18,332	-
Cash and cash equivalents - end of period	$55	$1,806	$18,332

Supplemental cash flow information:
Interest paid	$12,913	$3,861	$-

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTE TO CONDENSED FINANCIAL STATEMENTS
As at December 31, 2007 and 2006
(PARENT COMPANY)

($ in thousands of U.S. dollars)

DEBT AND FINANCING ARRANGEMENTS

Long term debt

The Company’s debt outstanding as at December 31, 2007 and 2006 is as follows:

Issue Type	Issue Date	Notional Amount	Interest Rate	First Call Date	Maturity Date	Outstanding Balance as at December 31, 2007
Deferrable Interest Debentures	August 2006	$120,000	LIBOR + 3.54%	September 15, 2011	September 15, 2036	$120,000
Deferrable Interest Debentures	August 2006	€13,000	Euribor + 3.54%	September 15, 2011	September 15, 2036	$19,006
Junior Subordinated Deferrable Interest Notes	September 2007	$25,000	LIBOR + 3.10%	September 15, 2012	September 15, 2037	$25,000
						$164,006

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of  fair value information of financial instruments. For financial instruments where quoted market prices are not available, the fair value of these financial instruments is estimated by discounting future cash flows or by using similar recent transactions. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. The Company does not carry its long term debt at fair value on its consolidated balance sheets. As at December 31, 2007 and 2006, the Company estimated the fair value of its long term debt to be equal to its carrying value.

The Notes indentures contain various covenants, including limitations on liens on the stock restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the Notes indentures at December 31, 2007.

Interest expense includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period from the issuance of the Notes to the earliest they may be called by the Company. For the years ended December 31, 2007 and 2006, the Company incurred interest expense and amortization of debt offering expenses of $13.7 million, and $4.5 million on the Notes. For the period October 4, 2005 through December 31, 2005 the Company did not incur any interest expense. Also, at December 31, 2007 and 2006, the Company had $0.5 million and $0.5 million, respectively, of interest payable included in other liabilities in the consolidated balance sheets.

Future principal and interest payments on long term debt are expected to be as follows:

Year
2008	$13,405
2009	13,405
2010	13,405
2011	13,405
2012	13,405
Later years	484,320
Total	$551,344

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
As at and for the Periods Ended December 31, 2007, 2006, and 2005
($ in thousands)

December 31, 2007			For the year ended December 31, 2007

	Future policy					Amortization
	benefits,				Benefits,	of
Deferred	losses,				claims,	deferred
policy	claims and			Net	losses and	policy	Other
acquisition	loss	Unearned	Premium	investment	settlement	acquisition	operating	Premiums
costs	expenses	premiums	revenue	income	expenses	costs	expenses	written

$30,607	$180,978	$175,607	$477,137	$73,808	$192,859	$82,292	$72,461	$577,150

December 31, 2006			For the year ended December 31, 2006

	Future policy					Amortization
	benefits,				Benefits,	of
Deferred	losses,				claims,	deferred
policy	claims and			Net	losses and	policy	Other
acquisition	loss	Unearned	Premium	investment	settlement	acquisition	operating	Premiums
costs	expenses	premiums	revenue	income	expenses	costs	expenses	written

$11,909	$22,516	$98,659	$192,063	$34,212	$26,660	$29,939	$34,741	$302,489

December 31, 2005			For the period from October 4, 2005 through December 31, 2005

	Future policy					Amortization
	benefits,				Benefits,	of
Deferred	losses,				claims,	deferred
policy	claims and	Net		Net	losses and	policy	Other
acquisition	loss	unearned	Premium	investment	settlement	acquisition	operating	Premiums
costs	expenses	premiums	revenue	income	expenses	costs	expenses	written

$-	$-	$-	$-	$629	$-	$-	$13,013	$-

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE IV
REINSURANCE
As at and for the Periods Ended December 31, 2007, 2006, and 2005
($ in thousands)

					Percentage of
		Ceded to	Assumed from		amount
	Gross	other	other	Net	assumed to
	amount	companies	companies	amount	net

2007 - Property and casualty	$-	$50,119	$577,150	$527,031	110%
2006 - Property and casualty	$-	$19,991	$302,489	$282,498	107%
2005 - Property and casualty	$-	$-	$-	$-	0%

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

In connection with the preparation of this Form 10-K, our management has performed an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective.

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from a definitive proxy statement (the “Proxy Statement”) that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A under the Exchange Act.

We have adopted a Code of Business Practices for the Company’s principal executive, financial and accounting officers. These documents will be published on the Company’s website, www.flagstonere.bm, and will be provided upon written request to the Company’s Secretary at its registered office address, Crawford House, 23 Church Street, Hamilton HM 11, Bermuda.  We intend to disclose any amendments to this Code by posting such information on our website, as well as disclosing any waivers of this code applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers who perform similar functions through such means or by filing a Form 8-K.

ITEM 11.            EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A under the Exchange Act.

The Company has extensively used two aircraft owned and operated by entities controlled by Mark Byrne, the Company’s Executive Chairman (“Mr. Byrne”). Given the Company’s worldwide operations, in July 2007 the Company’s Board voted unanimously that it was in the Company’s best interest to acquire from Mr. Byrne the aircraft and the operating company that supported the aircraft.

On August 22, 2007, the Company, through its wholly owned subsidiary, Flagstone Leasing Services Limited (“Flagstone Leasing”) entered into a Share Purchase Agreement (“King Air Agreement”) with Mr. Byrne, owner of 100% of the issued and outstanding common voting shares of IAL King Air Limited (“King Air”). Pursuant to the terms of the King Air Agreement, Flagstone Leasing, on August 28, 2007, acquired all of the issued and outstanding common voting shares of IAL King Air for a cash purchase price of $1.6 million. The purchase price equaled the value of the net assets acquired, inclusive of debt of $0.9 million, and Mr. Byrne received 100% of the purchase price. IAL King Air owned, as its principal asset, a King Air B-200 aircraft. The value attributed to the aircraft for the purpose of this transaction was determined by the average of two independent appraisals.

On August 23, 2007, Flagstone Leasing entered into a Share Purchase Agreement ( “IAL Agreement”) with Mr. Byrne, Haverford ( Bermuda) Ltd. and West End Capital Management (Bermuda) Limited to acquire 100% of the issued and outstanding common voting shares of IAL Leasing Limited (“IAL”). Mr. Byrne, Haverford (Bermuda) Ltd. and West End Capital Management (Bermuda) Limited, a wholly owned subsidiary of the Company, owned 90%, 5% and 5%, respectively, of the issued and outstanding common voting shares of IAL. Pursuant to the terms of the IAL Agreement, Flagstone Leasing, on August 28, 2007, acquired all of the issued and outstanding common voting shares of IAL for a cash purchase price of $1.4 million. The purchase price equaled the value of the net assets acquired, inclusive of debt of $17.1 million due to Banc of America Leasing and Capital, LLC (“BoA”). IAL owned, as its principal asset, a Dassault Falcon 900B aircraft (“the Falcon”). In consideration of Mr. Byrne forgiving debt due to him from IAL, and his undertaking with respect to the indemnities contained in the IAL Agreement, Mr. Byrne received 100% of the purchase price. The value attributed to the aircraft for the purpose of this transaction was determined by the average of two independent appraisals. On September 25, 2007, IAL concluded a sale lease-back transaction with BoA in relation to the Falcon. With this transaction, IAL sold the Falcon and the related debt financing to BoA for a cash consideration of $1.4 million and entered into an operating lease with BoA to lease the Falcon for a term of 10 years.

Effective August 29, 2007, Longtail Aviation Limited (“Longtail”), an entity controlled by Mr. Byrne, entered into an Amalgamation Agreement (“Agreement”) with a wholly owned subsidiary of the Company, Longtail Aviation International Limited (“Longtail International”). Longtail provides support, maintenance and pilot services for the aircraft utilized by the Company in its worldwide operations. Pursuant to the terms of the Agreement, Longtail was, subject to certain regulatory approvals required by the Bermuda Registrar of Companies, amalgamated (merged) into Longtail International in consideration of payment for agreed net assets in Longtail as of July 31, 2007 and forgiveness of debt owed to Mr. Byrne by Longtail. Mr. Byrne, as Longtail’s principal shareholder, received $1.9 million from Longtail International. The consideration paid to Mr. Byrne was equal to the net assets received by Longtail International.  Prior to the acquisition of Longtail in August 2007, the Company participated in a charter agreement with Longtail which permitted the Company to charter private aircraft. The Company incurred an expense of $1.1 million, in relation to this agreement during the year ended December 31, 2007.

During the year ended December 31, 2007, the Company made lease payments of $0.3 million to Eye Patch Holdings Limited, a company in which Haverford has a 40.0% stake and from which the Company leases office space.  Haverford sponsored the Company's formation in October 2005 and invested $100.0 million in its initial private placement.  Mr. Byrne and David A. Brown, the Company's Chief Executive Officer, serve as directors of Haverford.  As at December 31, 2007, Haverford directly owned 10.0 million common shares, or 11.7%, of the Company’s outstanding shares and is the holder of the Warrant which will entitle it to purchase up to an additional 8,585,747 common shares of the Company in December 2010.  The impact of the conversion of the Warrant would increase Haverford's ownership interest to 19.8% of the outstanding voting common shares at December 31, 2007.  The Company paid $1.0 million to Haverford in relation to services performed in respect of the initial private placement.

Haverford also owns all of the share capital of Haverford Investment Holdings Ltd., which owns 6.0% of the voting common shares of Haverford Capital Partners (Cayman) Limited (“HCP”).  The Chief Executive Officer of HCP is also a director of the Company.  HCP directly owns 2.5 million common shares, or 2.9%, of the outstanding common shares of the Company at December 31, 2007.

On December 7, 2007, the Company entered into an interest rate swap agreement with Lehman Brothers Special Financing Inc. Under the terms of the agreement, the Company exchanged interest on a notional amount of $25.0 million, will receive interest at three month LIBOR and will pay 4.096% interest. The agreement will terminate on September 15, 2012. On December 7, 2007, the Company entered into an interest rate swap agreement with Lehman Brothers Special Financing Inc. Under the terms of the agreement, the Company exchanged interest on a notional amount of $120.0 million, will receive interest at three month LIBOR and will pay 3.962% interest. The agreement will terminate on September 15, 2011. The fair value of the two swaps was $0.2 million as at December 31, 2007.  Affiliates of Lehman Brothers Inc. are shareholders of the Company and preferred shareholders of Mont Fort. Lehman Brothers Inc. acted as an underwriter of the Company's IPO, for which it received fees of $3.4 million.

The Company’s Code of Ethics adopted in June of 2006 and the Audit Committees Charter require the Audit Committee to review any situation in which a private interest of an employee or Director has a potential conflict of interest or is a related party transaction. The above transactions were reviewed directly with the Chairman of the Audit Committee in accordance with its Charter.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2008.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

By:	/s/ David A. Brown
Name: David A. Brown
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Byrne	Executive Chairman and Director	March 19, 2008
Mark J. Byrne

/s/ David A. Brown	Chief Executive Officer (Principal Executive Officer) and Director	March 19, 2008
David A. Brown

/s/ James O’Shaughnessy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2008
James O’Shaughnessy

/s/ Gary Black	Director	March 19, 2008
Gary Black

/s/ Stephen Coley	Director	March 19, 2008
Stephen Coley

/s/ Thomas Dickson	Director	March 19, 2008
Thomas Dickson

/s/ Stewart Gross	Director	March 19, 2008
Stewart Gross

	Director	March 19, 2008
E. Daniel James

/s/ Tony Knap	Director	March 19, 2008
Tony Knap

/s/ Marc Roston	Director	March 19, 2008
Marc Roston

/s/ Jan Spiering	Director	March 19, 2008
Jan Spiering

/s/ Wray T. Thorn	Director	March 19, 2008
Wray T. Thorn

/s/ Peter Watson	Director	March 19, 2008
Peter Watson

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

3.1
Memorandum of Association (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registration statement of the Company on Form S-1 (file no. 333-138182) (the “Registration Statement”) filed December 8, 2006)

3.2	Amended and Restated Bye-laws (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007)

3.3	Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.3 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

4.2	Warrant dated February 23, 2006 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

4.3
Junior Subordinated Indenture dated as of August 23, 2006 between Flagstone Reinsurance Holdings Limited and JPMorgan Chase Bank, N.A., as trustee
(incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

4.4
Indenture, dated as of June 8, 2007, between Flagstone Finance S.A., as Issuer, Flagstone Reinsurance Holdings Limited,
as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 14, 2007)

10.1
Amended and Restated Shareholders’ Agreement dated as of November 15, 2006 among Flagstone Reinsurance Holdings Limited and the shareholders listed therein (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.3*	Flagstone Reinsurance Holdings Limited Performance Share Unit Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.4*	Flagstone Reinsurance Holdings Limited Restricted Share Unit Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.5
Pledge Agreement dated as of August 28, 2006 between Flagstone Reinsurance Limited and Citibank Ireland Financial Services plc
(incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.6
Account Control Agreement dated as of August 28, 2006 among Flagstone Reinsurance Limited and Citibank Ireland Financial Services plc
(incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.7
Insurance Letters of Credit—Master Agreement dated as of August 28, 2006 among Flagstone Reinsurance Limited and Citibank Ireland Financial Services plc
(incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.8*
Employment Agreement dated October 18, 2006 between Mark Byrne and Flagstone Reinsurance Holdings Limited
(incorporated by reference to Exhibit 10.8 to the Registration Statement filed December 8, 2006)

10.9*
Employment Agreement dated October 15, 2006 between David Brown and Flagstone Reinsurance Holdings Limited
(incorporated by reference to Exhibit 10.9 to the Registration Statement filed October 24, 2006)

10.10*
Employment Agreement dated October 18, 2006 between James O'Shaughnessy and Flagstone Reinsurance Holdings Limited
(incorporated by reference to Exhibit 10.10 to the Registration Statement filed October 24, 2006)

10.11*	Employment Agreement dated October 18, 2006 between Gary Prestia and Flagstone Reinsurance Limited (incorporated by reference to Exhibit 10.11 to the Registration Statement filed October 24, 2008)

10.12*	Employment Agreement dated October 18, 2006 between Guy Swayne and Flagstone Reinsurance Limited (incorporated by reference to Exhibit 10.12 to the Registration Statement filed October 24, 2006)

10.13
Consultancy arrangement dated December 21, 2005 between Flagstone Reinsurance Limited and Meetinghouse LLC
(incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.14	Charter agreement dated December 20, 2005 with Longtail Aviation Ltd. (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.15
Aircraft Purchase Agreement dated as of July 24, 2006 between Flagstone Westwind Holdings Limited and IAL Leasing Ltd.
(incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.16
Quota Share Reinsurance Treaty dated August 28, 2006 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.17
Lease dated October 1, 2005 among West End Capital Management, Eye Patch Holdings Limited and Gibbons Management Services Limited
(incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.18
Operational Support Agreement dated as of December 20, 2005 between Flagstone Reinsurance Limited and West End Capital Management (Bermuda) Limited
(incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.19
Letter agreement dated February 23, 2006 between Lightyear Fund II (Cayman) L.P. and Flagstone Reinsurance Holdings Limited
(incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.20
Share Purchase Agreement dated as of March 15, 2006 between Flagstone Reinsurance Bermuda Limited and Haverford (Bermuda) Limited relating to the purchase of common shares in Island Heritage Insurance Company (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the
Registration Statement filed December 8, 2008)

10.21
Security Purchase Agreement dated as of March 14, 2006 among Flagstone Reinsurance Bermuda Limited, Mark Byrne, David Brown, Tim Calveley,
Simon Biggs, and John Goodridge relating to the purchase of all of the common shares of West End Capital Management (Bermuda) Limited
(incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration Statement filed December 6, 2006)

10.22
Purchase Agreement dated March 6, 2006 between Flagstone Reinsurance Holdings Limited and Haverford (Bermuda) Ltd. for the purchase of all of the common shares of Mont Fort Re Ltd. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.23
Management and Joint Use Agreement dated as of August 1, 2006 between Westwind Holdings Limited and Longtail Aviation Ltd.
(incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.24
2006 Residential Property Catastrophe Excess of Loss Reinsurance Agreement between Flagstone Reinsurance Limited and Island Heritage Insurance Company
Limited (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.25
2006 Umbrella Property Catastrophe Excess of Loss Reinsurance Agreement between Flagstone Reinsurance Limited and Island Heritage Insurance Company
Limited (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.26
Tenancy Agreement dated September 29, 2006 between Flagstone Réassurance Suisse and MARTIVAL Sàrl for property located in Martigny, Switzerland
(incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.27
Lease of Office Space dated July 26, 2005 between Crombie Developments Limited and West End Capital Services (Halifax) Limited as amended on August 16, 2005,
March 20, 2006 and May 1, 2006 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.28
Facultative Obligatory Surplus Reinsurance Contract effective June 5, 2006 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.29
Foreign Currency Swap Agreement effective September 5, 2006 between Flagstone Reinsurance Holdings Limited and Lehman Brothers Special Financing Inc.
(incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.30
Quota Share Reinsurance Treaty dated January 4, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW 2 Cell (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.31
Facultative Obligatory Surplus Reinsurance Contract effective January 1, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd.
in respect of its segregated account, designated as ILW 2 Cell (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement
filed February 14, 2007)

10.32
Quota Share Reinsurance Treaty dated January 12, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as High Layer Cell (incorporated by reference to Exhibit 10.32 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.33
Facultative Obligatory Surplus Reinsurance Contract effective January 1, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd.
in respect of its segregated account, designated as High Layer Cell (incorporated by reference to Exhibit 10.33 to Amendment No. 4 to the Registration Statement
filed February 14, 2007)

10.34
Discretionary Investment Management Agreement dated as of June 5, 2006 between West End Capital Management (Bermuda) Limited and Mont Fort Re Ltd. ILW Cell (incorporated by reference to Exhibit 10.34 to Amendment No. 4 to the Registration Statement filed February 14, 2008)

10.35
Discretionary Investment Management Agreement dated as of January 1, 2007 between West End Capital Management (Bermuda) Limited and Mont Fort Re Ltd. ILW 2 Cell (incorporated by reference to Exhibit 10.35 to Amendment No. 6 to the Registration Statement filed March 14, 2007)

10.36
Investment Manager Agreement dated as of November 15, 2006 between Flagstone Reinsurance Limited and BlackRock
(through its subsidiary BlackRock Financial Management, Inc.) (incorporated by reference to Exhibit 10.36 to
Amendment No. 6 to the Registration Statement filed March 14, 2007)

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

*	Management contract or compensatory plan, contract or arrangement.