Form 10-Q
period 2008-03-31
Flagstone Reinsurance Holdings Ltd
filed 2008-05-07
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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

As of May 7, 2008 the Registrant had 85,316,924 common voting shares outstanding, with a par value of $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at March 31, 2008	As at December 31, 2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2008 - $701,279; 2007 - $1,099,149)	$709,393	$1,109,105
Short term investments, at fair value (Amortized cost: 2008 - $71,098; 2007 - $23,660)	70,956	23,616
Equity investments, at fair value (Cost: 2008 - $93,734; 2007 - $73,603)	86,854	74,357
Other investments	322,907	293,166
Total Investments	1,190,110	1,500,244
Cash and cash equivalents	710,663	362,680
Insurance and reinsurance premium balances receivable	205,683	136,555
Unearned premiums ceded	18,348	14,608
Accrued interest receivable	6,225	9,915
Receivable for investments sold	5,660	-
Deferred acquisition costs	37,290	30,607
Funds withheld	10,361	6,666
Goodwill	10,781	10,781
Other assets	46,764	31,717
Total Assets	$2,241,885	$2,103,773

LIABILITIES
Loss and loss adjustment expense reserves	$200,602	$180,978
Unearned premiums	276,823	175,607
Insurance and reinsurance balances payable	13,207	12,088
Payable for investments purchased	23,843	41,750
Long term debt	266,375	264,889
Other liabilities	33,375	33,198
Total Liabilities	814,225	708,510

Minority Interest	186,098	184,778

SHAREHOLDERS' EQUITY
Common voting shares, 150,000,000 authorized, $0.01 par value, issued and outstanding (2008 - 85,316,924; 2007 - 85,309,107)	853	853
Additional paid-in capital	909,026	905,316
Accumulated other comprehensive income	5,457	7,426
Retained earnings	326,226	296,890
Total Shareholders' Equity	1,241,562	1,210,485

Total Liabilities, Minority Interest and Shareholders' Equity	$2,241,885	$2,103,773

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

REVENUES
Gross premiums written	$242,246	$207,013
Premiums ceded	(16,014)	(8,245)
Net premiums written	226,232	198,768
Change in net unearned premiums	(90,975)	(97,542)
Net premiums earned	135,257	101,226
Net investment income	18,696	13,631
Net realized and unrealized (losses) gains - investments	(12,412)	4,508
Net realized and unrealized (losses) gains - other	(12,237)	6
Other income	1,724	673
Total revenues	131,028	120,044

EXPENSES
Loss and loss adjustment expenses	39,767	47,748
Acquisition costs	24,165	12,718
General and administrative expenses	26,549	14,669
Interest expense	5,340	3,264
Net foreign exchange gains	(6,699)	(1,282)
Total expenses	89,122	77,117
Income before income taxes, minority interest and interest in earnings of equity investments	41,906	42,927
Provision for income tax	(865)	(45)
Minority interest	(8,181)	(7,733)
Interest in earnings of equity investments	-	461
NET INCOME	$32,860	$35,610

Change in currency translation adjustment	(1,420)	(276)
COMPREHENSIVE INCOME	$31,440	$35,334

Weighted average common shares outstanding—Basic	85,469,270	71,746,162
Weighted average common shares outstanding—Diluted	85,690,742	71,839,562
Net income per common share outstanding—Basic	$0.38	$0.50
Net income per common share outstanding—Diluted	$0.38	$0.50
Dividends declared per common share	$0.04	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 (Expressed in thousands of U.S. dollars, except share data)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Common voting shares:
Balance at beginning of period	85,309,107	71,547,891
Issued during the period	7,817	13,000,000
Balance at end of period	85,316,924	84,547,891

Share capital:
Common voting shares
Balance at beginning of period	$853	$715
Issued during period	-	130
Balance at end of period	853	845

Additional paid-in capital
Balance at beginning of period	905,316	728,378
Issue of shares	111	175,370
Issuance costs (related party: 2008 - $nil ; 2007 - $400)	-	(15,755)
Share based compensation expense	3,599	1,638
Balance at end of period	909,026	889,631

Accumulated other comprehensive income (loss)
Balance at beginning of period	7,426	(4,528)
Change in currency translation adjustment	(1,420)	(276)
Defined benefit plan - transitional obligation	(549)	-
Cumulative effect adjustment from adoption of new accounting principle SFAS 159	-	4,009
Balance at end of period	5,457	(795)

Retained earnings
Balance at beginning of period	296,890	139,954
Cumulative effect adjustment from adoption of accounting principle	-	(4,009)
Dividend declared	(3,524)	-
Net income for the period	32,860	35,610
Balance at end of period	326,226	171,555
Total Shareholders' Equity	$1,241,562	$1,061,236

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Expressed in thousands of U.S. dollars)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Cash flows provided by (used in) operating activities:
Net income	$32,860	$35,610
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized gains	24,649	(4,514)
Minority interest	8,181	7,733
Depreciation expense	1,154	384
Share based compensation expense	3,599	1,638
Interest in earnings of equity investments	-	(461)
Accretion/amortization on fixed maturities	(4,754)	(449)
Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(66,304)	(76,894)
Unearned premiums ceded	(3,475)	(6,596)
Deferred acquisition costs	(6,237)	(10,658)
Funds withheld	(3,696)	(5,069)
Loss and loss adjustment expense reserves	18,257	44,023
Unearned premiums	98,123	104,144
Insurance and reinsurance balances payable	(287)	6,235
Other changes in assets and liabilities, net	3,628	1,273
Net cash provided by operating activities	105,698	96,399

Cash flows provided by (used in) investing activities:
Net cash received in acquisitions of subsidiaries	-	4,581
Purchases of fixed income securities	(399,242)	(400,673)
Sales and maturities of fixed income securities	732,348	248,350
Purchases of equity securities	(20,131)	(22,682)
Purchases of other investments	(2,002)	(76,520)
Sales of other investments	(51,885)	-
Purchases of fixed assets	(4,830)	(542)
Net cash provided by (used in) investing activities	254,258	(247,486)

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	-	(1,385)
Contribution of minority interest	(222)	83,100
Repurchase of minority interest	(6,639)	-
Dividend paid on common shares	(3,413)	-
Other	205	(424)
Net cash (used in) provided by financing activities	(10,069)	81,291

Effect of foreign exchange rate on cash and cash equivalents	(1,904)	(365)

Increase (decrease) in cash and cash equivalents	347,983	(70,161)
Cash and cash equivalents - beginning of period	362,680	261,352
Cash and cash equivalents - end of period	$710,663	$191,191

Supplemental cash flow information:
Payable for investments purchased	$23,843	$7,246
Receivable for investments sold	$5,660	$-
Interest paid	$5,588	$3,359
Proceeds receivable from initial public offering	$-	$164,854

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

1.      Basis of Presentation and Consolidation

These unaudited condensed consolidated financial statements include the accounts of Flagstone Reinsurance Holdings Limited (the “Company”) and its wholly owned subsidiaries, including Flagstone Reinsurance Limited (“Flagstone”) and Flagstone Réassurance Suisse SA (“Flagstone Suisse”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (“VIEs”). The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46(R)”).  Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares are accounted for using the equity method.  All inter-company accounts and transactions have been eliminated on consolidation.

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented.  The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2008.

Certain prior year balances were reclassified to conform with the current year classifications.

2.      New Accounting Pronouncements

The Company maintains a contributory defined benefit plan that covers certain employees at Flagstone Suisse.  The Company accounts for this pension plan using the accrual method, consistent with the requirements of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132” (“SFAS 158”), which was adopted by the Company on January 1, 2008.  SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status through comprehensive income in the year in which the changes occur.  An unfunded transitional liability of $0.6 million was recorded in accumulated other comprehensive income at January 1, 2008 and is being amortized over the estimated average remaining service life of 12.2 years.  The net periodic pension expense for 2008 is expected to be approximately $1.2 million, of which $0.3 million has been recorded as a pension expense in the three months ended March 31, 2008.  A pension asset of $0.8 million and a pension liability of $0.8 million were recognized in the March 31, 2008 unaudited condensed consolidated balance sheet.  The Company funds the plan at the amount required by local legal requirements.

In March 2008, FASB released Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The adoption of SFAS 161 will not affect our consolidated financial condition and results of operations, and the Company is currently assessing the impact of this statement on its’ disclosure requirements.

3.      Investments

Fair value disclosure

The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.  In accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the Company determined that its investments in U.S. government securities, equity securities and fixed income fund are stated at Level 1 fair value. Investments in corporate bonds, mortgage-backed securities, hedge fund, and asset backed securities and real estate investment trusts (“REITs”) are stated at Level 2 whereas investment funds that are private placement investments and catastrophe bonds are stated at Level 3 fair value.

As at March 31, 2008 and December 31, 2007, the Company’s investments are allocated between levels as follows:

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

	Fair Value Measurement at March 31, 2008, using:

	Fair Value	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
Fixed maturity investments	$709,393	$249,381	$460,012	$-
Short term investments	70,956	64,004	6,952	-
Equity investments	86,854	86,854	-	-
	867,203	400,239	466,964	-
Other Investments
Real estate investment trusts	11,079	-	11,079	-
Investment funds	30,834	-	18,620	12,214
Catastrophe bonds	36,652	-	-	36,652
Fixed income fund	244,342	244,342	-	-
	322,907	244,342	29,699	48,866

Totals	$1,190,110	$644,581	$496,663	$48,866

	Fair Value Measurement at December 31, 2007, using:

	Fair Value	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
Fixed maturity investments	$1,109,105	$471,811	$637,294	$-
Short term investments	23,616	4,914	18,702	-
Equity investments	74,357	74,357	-	-
	1,207,078	551,082	655,996	-
Other Investments
Real estate investment trusts	12,204	-	12,204	-
Investment funds	31,249	-	20,041	11,208
Catastrophe bonds	36,619	-	-	36,619
Fixed income fund	212,982	212,982	-	-
	293,054	212,982	32,245	47,827

Totals	$1,500,132	$764,064	$688,241	$47,827

The table above does not include an equity investment of $112,000 in which the Company is deemed to have a significant influence and as such, is not accounted for at fair value under SFAS 159.

The reconciliation of the fair value for the Level 3 investments, including net purchases and sales, realized gains and change in unrealized gains, is set out below:

	Investment	Catastrophe
	funds	bonds

Beginning balance, December 31, 2007	$11,208	$36,619
Total realized gains included in earnings	-	-
Total unrealized gains included in earnings	1,006	33
Net purchases and sales	-	-
Closing fair value, March 31, 2008	$12,214	$36,652

4.      Derivatives

The Company writes certain reinsurance contracts that are classified as derivatives under SFAS 133. In addition, the Company enters into derivative instruments such as interest rate futures contracts, interest rate swaps, foreign currency forward contracts and foreign currency swaps in order to manage portfolio duration and interest rate risk, borrowing costs and foreign currency exposure. The Company enters into index futures contracts and total return swaps to gain or reduce its exposure to the underlying asset or index. The Company also purchases “to be announced” mortgage-backed securities (“TBAs”) as part of its investing activities. The Company manages the exposure to these instruments based on guidelines established by management and approved by the Board of Directors.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investments in foreign subsidiaries.  The accounting for the gains and losses associated with changes in fair value of the designated hedge instruments will be recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that it is effective as a hedge.  All other derivatives are not designated as hedges, and accordingly, these instruments are carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses in the unaudited condensed consolidated financial statements.

Interest rate swaps

The Company uses interest rate swap contracts in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  By using interest rate swaps, the overall duration or interest rate sensitivity of the portfolio can be altered.  The Company also uses interest rate swaps to manage its borrowing costs on its long term debt.  As of March 31, 2008 and December 31, 2007, there were a total of $411.5 million and $389.9 million of interest rate swaps in the portfolio with a total fair value of $(6.0) million and $2.3 million, respectively.  During the three months ended March 31, 2008 and for the same period in 2007, the Company recorded $7.7 million and $nil, respectively, of realized and unrealized losses on interest rate swaps.

To convert the interest on long term debt from floating to fixed, the Company entered into interest rate swaps.  On December 7, 2007, the Company entered into interest rate swap agreements with Lehman Brothers Special Financing Inc. Under the terms of these agreements, the Company exchanged interest on notional amounts of $120.0 million and $25.0 million, respectively, will receive interest at three month London Interbank Offered Rate (“LIBOR”) and will pay 3.962% and 4.096% interest, respectively. These agreements will terminate on September 15, 2011 and September 15, 2012, respectively.  On December 7, 2007, the Company entered into an interest rate swap agreement with Citibank N.A.  Under the terms of the agreement, the Company exchanged interest on the notional amount of $100.0 million, and will receive three month LIBOR and will pay 4.095% interest.  The agreement will terminate on July 30, 2012.  At March 31, 2008 and December 31, 2007, the fair value of these swaps was $(9.2) million and $0.4 million, respectively.  During the three months ended March 31, 2008 and for the same period in 2007, the Company recorded $9.2 million and $nil, respectively, of realized and unrealized losses on those swaps.

Foreign currency swaps

The Company periodically uses foreign currency swaps to minimize the effect of fluctuating foreign currencies. In September 2006, the Company entered into a foreign currency swap, in relation to the Euro-denominated Deferrable Interest Debentures (“Deferrable Interest Debentures”). Under the terms of the foreign currency swap, the Company exchanged €13.0 million for $16.7 million, will receive Euro Interbank Offered Rate (“Euribor”) plus 354 basis points and will pay LIBOR plus 371 basis points. The swap expires on September 15, 2011 and had a fair value of $4.2 million and $2.5 million as at March 31, 2008 and December 31, 2007, respectively.  During the three months ended March 31, 2008 and 2007, the Company recorded $1.8 million of realized and unrealized gains and $0.2 million of realized and unrealized losses, respectively, on foreign currency swaps.

Foreign currency forwards

The Company and its subsidiaries use foreign currency forward contracts to manage currency exposure.  The contractual amount of these contracts as at March 31, 2008 and December 31, 2007 was $348.3 million and $311.1 million, and had a fair value of $1.0 million and $(7.1) million, respectively.  The Company designated $307.3 million and $264.4 million of foreign currency forwards contractual value as hedges, which had a fair value of $0.2 million and $(3.4) million as at March 31, 2008 and December 31, 2007, respectively.  During the three months ended March 31, 2008 and 2007, the Company recorded $5.6 million and $0.4 million, respectively, of realized and unrealized losses on foreign currency forward contracts.  During the three months ended March 31, 2008, the Company recorded $29.9 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

Total return swaps

The Company uses total return equity swaps to gain exposure to the equity markets.  The total return swaps allow the Company to earn the return of the underlying index while paying floating interest plus a spread to the counterparty.  As of March 31, 2008, there were no total return swaps in the portfolio and as of December 31, 2007, the notional amount of the total return swaps were $14.2 million and had a fair value of $(4.9) million.  During the three months ended March 31, 2008 and 2007, the Company recorded $0.3 million of realized and unrealized losses and $1.1 million of realized and unrealized gains, respectively, on total return equity swaps.

To be announced mortgage backed securities

By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative in the consolidated financial statements. At March 31, 2008 and December 31, 2007, the notional principal amount of TBAs was $31.1 million and $18.2 million and the fair value was $0.6 million and $0.2 million, respectively. During the three months ended March 31, 2008 and 2007, the Company recorded $0.4 million and $0.1 million, respectively, of realized and unrealized gains on TBAs.

Futures

The Company has entered into equity index and interest rate futures. At March 31, 2008 and December 31, 2007, the notional amount of index and interest rate futures were $464.8 million and $421.0 million, respectively. The net fair value of futures contracts was $(0.7) million and $(2.2) million as at March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008 and 2007, the Company recorded $20.1 million of realized and unrealized losses and $0.1 million of realized and unrealized gains, respectively, on futures.

Industry loss warranties

The Company has entered into industry loss warranty (“ILW”) transactions that are structured as reinsurance or derivatives. For those transactions determined to be derivatives, the fair value was $(0.6) million and $(1.3) million at March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008 and 2007, the Company recorded $0.7 million and $0.1 million, respectively, of realized and unrealized gains on ILWs determined to be derivatives.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Weather derivatives

The Company entered into weather derivatives during the first quarter of 2008 to gain hurricane exposure during the 2008 hurricane season.  The Company entered into futures options block trades on a major hurricane index.  Net option premiums of $0.3 million were received on a total maximum exposure of $3.0 million based on the underlying hurricane index.  The net fair value of the options were recorded on the balance sheet, with purchase options of $1.5 million recorded in other assets and written options of $1.8 million recorded in other liabilities.  There were no net realized and unrealized gains (losses) recorded on the weather derivatives during the quarter.

Fair value disclosure

In accordance with SFAS 157, the fair value of derivative instruments held as of March 31, 2008 and December 31, 2007 is allocated between levels as follows:

	Fair Value Measurement at March 31, 2008, using:

	Fair Value	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Derivatives
Futures contracts	$(735)	$(735)	$-	$-
Swaps	(1,792)	-	(1,792)	-
Forward currency contracts	954	-	954	-
Mortgage backed securities TBA	603	-	603	-
Other reinsurance derivatives	(904)	-	(313)	(591)
Total derivatives	$(1,874)	$(735)	$(548)	$(591)

	Fair Value Measurement at December 31, 2007, using:

	Fair Value	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Derivatives
Futures contracts	$(2,228)	$(2,228)	$-	$-
Swaps	(153)	-	(153)	-
Forward currency contracts	(7,067)	-	(7,067)	-
Mortgage backed securities TBA	173	-	173	-
Other reinsurance derivatives	(1,305)	-	-	(1,305)
Total derivatives	$(10,580)	$(2,228)	$(7,047)	$(1,305)

Derivatives are recorded on the balance sheet as other assets or other liabilities.

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

Other reinsurance derivatives
Opening fair value, December 31, 2007	$(1,305)
Total realized gains included in earnings	-
Total unrealized gains included in earnings	714
Net purchases and sales	-
Closing fair value, March 31, 2008	$(591)

5.      Debt and Financing Arrangements

Long term debt

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferable Interest Debentures (the “Notes”), to the earliest they may be called by the Company.  For the three months ended March 31, 2008 and 2007, the Company incurred interest expense and amortization of debt offering expenses of $5.3 million, and $3.3 million on the Notes.  Also, at March 31, 2008 and December 31, 2007, the Company had $1.5 million and $1.9 million, respectively, of interest payable included in other liabilities in the unaudited condensed consolidated balance sheets.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Letter of credit facility

In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A.  In April 2007, the Company increased its uncommitted letter of credit facility agreement with Citibank N.A. from $200.0 million to $400.0 million. As at March 31, 2008 and December 31, 2007, $73.2 million and $73.8 million, respectively, had been drawn under this facility, and the drawn amount of the facility was secured by $81.3 million and $82.0 million, respectively, of fixed maturity securities from the Company’s investment portfolio.

In September 2007, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Wachovia Bank, N.A.  While the Company has not drawn upon this facility as at March 31, 2008, if drawn upon, the utilized portion of the facility will be secured by an appropriate portion of securities from the Company’s investment portfolio.

6.      Share Based Compensation

The Company accounts for share based compensation in accordance with SFAS No. 123(R), “Share Based Payments” (“SFAS 123(R)”), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost of such services will be recognized over the period during which an employee is required to provide service in exchange for the award.

Performance Share Units

The Performance Share Unit Plan (“PSU Plan”) is the Company’s shareholder approved primary executive long-term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of the Directors (the “Committee”), Performance Share Units (“PSUs”) may be granted to executive officers and certain other key employees and vesting is contingent upon the Company meeting certain diluted return-on-equity (“DROE”) goals.

A summary of the activity under the PSU Plan as at March 31, 2008 and changes during the three months ended March 31, 2008 are as follows:

	Three Months Ended March 31, 2008
	Number	Weighted average grant date fair value	Weighted average remaining contractual term (years)

Outstanding at December 31, 2007	1,658,700	$12.07	1.7
Granted	727,958	13.90
Forfeited	(78,000)	12.54
Outstanding at March 31, 2008	2,308,658	12.63	1.8

As at March 31, 2008 and December 31, 2007, there was a total of $20.3 million and $11.9 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 2.2 and 2.1 years, respectively.  A compensation expense of $2.2 million and $1.3 million has been recorded in general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively, in relation to the PSU Plan.

No PSUs have vested or been cancelled since the inception of the Plan.

Restricted Share Units

Beginning July 1, 2006, the Company granted Restricted Share Units (“RSUs”) to certain employees and directors of the Company.  The RSU grants to employees vest over a period of approximately two years while RSUs granted to directors vest on the grant date.

A summary of the activity under the RSU Plan as at March 31, 2008 and changes during the three months ended March 31, 2008 are as follows:

	Three Months Ended March 31, 2008
	Number	Weighted average grant date fair value	Weighted average remaining contractual term (years)

Outstanding at December 31, 2007	326,610	$12.45	0.6
Granted	230,715	13.89
Forfeited	(16,950)	13.74
Converted into common shares	(7,817)	11.51
Outstanding at March 31, 2008	532,558	13.04	0.8

As at March 31, 2008 and December 31, 2007, there was a total of $2.9 million and $1.3 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.4 and 0.9 years, respectively.  A compensation expense of $1.4 million and $0.3 million has been recorded in general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively, in relation to the RSU Plan.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

No RSUs granted to employees have vested or been cancelled since the inception of the RSU Plan in July 2006. During the three months ended March 31, 2008 and 2007, 55,715 and nil RSU’s, respectively, were granted to the directors.

7.      Earnings Per Common Share

The computation of basic and diluted earnings per common share for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Basic earnings per common share
Net income	$32,860	$35,610
Weighted average common shares outstanding	85,311,942	71,692,335
Weighted average vested restricted share units	157,328	53,827
Weighted average common shares outstanding—Basic	85,469,270	71,746,162
Basic earnings per common share	$0.38	$0.50

Diluted earnings per common share
Net income	$32,860	$35,610
Weighted average common shares outstanding	85,311,942	71,692,335
Weighted average vested restricted share units outstanding	157,328	53,827
	85,469,270	71,746,162
Share equivalents:
Weighted unvested restricted share units	221,472	93,400
Weighted average common shares outstanding—Diluted	85,690,742	71,839,562
Diluted earnings per common share	$0.38	$0.50

As at March 31, 2008 and 2007, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.  Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at March 31, 2008 and 2007, there were 2,308,658 and 1,381,000 PSUs outstanding, respectively.  The maximum number of common shares that could be issued under the PSU plan at March 31, 2008 and 2007 was 4,617,316 and 2,762,000, respectively.

8.      Legal Proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  As at March 31, 2008, the Company was not a party to any litigation or arbitration proceedings.

9.      Segment Reporting

To better align the Company’s operating and reporting structure with its current strategy, as a result of the strategic significance of Island Heritage Holdings Company’s (“Island Heritage”) insurance business, to the Company, and given the relative size of revenues generated by its insurance business, the Company revised its segment structure, effective January 1, 2008.  The Company determined that the allocation of resources and the assessment of performance should now be reviewed separately for both segments.  The Company is currently organized into two business segments: Reinsurance and Insurance.  We regularly review our financial results and assess our performance on the basis of these two operating segments.

Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

1)
Property Catastrophe Reinsurance. Property catastrophe reinsurance contracts are typically “all risk” in nature, meaning that they protect against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as tornados, wind, fires, winter storms, and floods (where the contract specifically provides for coverage).  Losses on these contracts typically stem from direct property damage and business interruption. To date, property catastrophe reinsurance has been our most important product. We write property catastrophe reinsurance primarily on an excess of loss basis.  In the event of a loss, most contracts of this type require us to cover a subsequent event and generally provide for a premium to reinstate the coverage under the contract, which is referred to as a “reinstatement premium”.  These contracts typically cover only specific regions or geographical areas, but may be on a worldwide basis.

2)
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

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

3)
Short-tail Specialty and Casualty Reinsurance. We also provide short-tail specialty and casualty reinsurance for risks such as aviation, energy, accident and health, satellite, marine and workers’ compensation catastrophe.  Most short-tail specialty and casualty reinsurance is written with loss limitation provisions.  During 2008, we expect to continue increasing our specialty writings based on our assessment of the market environment.

Insurance

The Company has established a new Insurance segment for the three months ended March 31, 2008, as a result of the insurance business operated through Island Heritage, a property insurer based in the Cayman Islands which primarily is in the business of insuring homes, condominiums and office buildings in the Caribbean region.  The Company gained controlling interest of Island Heritage (54.6%) in the third quarter of 2007, and as a result, there are no comparatives for the three months ended March 31, 2007.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, total assets, reserves and ratios for each of our business segments for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008
	Reinsurance	Insurance	Total
Underwriting Revenues
Gross premiums written	$223,141	$19,105	$242,246
Premiums ceded	(5,320)	(10,694)	(16,014)
Net written premiums	217,821	8,411	226,232
Change in net unearned premiums	(89,700)	(1,275)	(90,975)
Net premiums earned	128,121	7,136	135,257
Other insurance related income	212	829	1,041
Total underwriting revenues	128,333	7,965	136,298
Underwriting Expenses
Loss and loss adjustment expenses (recoveries)	39,802	(35)	39,767
Acquisition costs	20,910	3,255	24,165
General and administrative expenses	24,133	2,416	26,549
Total underwriting expenses	84,845	5,636	90,481
Underwriting Income	$43,488	$2,329	$45,817
Total Assets	$2,153,579	$88,306	$2,241,885
Net reserves for loss and loss adjustment expenses	$197,874	$2,728	$200,602
Ratios
Loss ratio	31.1%	-0.5%	29.4%
Expense ratio	35.1%	79.5%	37.5%
Combined ratio	66.2%	79.0%	66.9%

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

	Three Months Ended March 31, 2007
	Reinsurance	Insurance	Total
Underwriting Revenues
Gross premiums written	$207,013	$-	$207,013
Premiums ceded	(8,245)	-	(8,245)
Net written premiums	198,768	-	198,768
Change in net unearned premiums	(97,542)	-	(97,542)
Net premiums earned	101,226	-	101,226
Other insurance related income	225	-	225
Total underwriting revenues	101,451	-	101,451
Underwriting Expenses
Loss and loss adjustment expenses	47,748	-	47,748
Acquisition costs	12,718	-	12,718
General and administrative expenses	14,669	-	14,669
Total underwriting expenses	75,135	-	75,135
Underwriting Income	$26,316	$-	$26,316
Total Assets	$1,649,190	$-	$1,649,190
Net reserves for loss and loss adjustment expenses	$66,540	$-	$66,540
Ratios
Loss ratio	47.2%	0.0%	47.2%
Expense ratio	27.1%	0.0%	27.1%
Combined ratio	74.3%	0.0%	74.3%

The following table reconciles underwriting income to income before income taxes, minority interest and interest in earnings of equity investments for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007

Underwriting income	$45,817	$26,316
Net investment income	18,696	13,631
Net realized and unrealized (losses) gains - investments	(12,412)	4,508
Net realized and unrealized (losses) gains - other	(12,237)	6
Other income	683	448
Interest expense	(5,340)	(3,264)
Net foreign exchange gains	6,699	1,282
Income before income taxes, minority interest and interest in earnings of equity investments	$41,906	$42,927

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

The following tables set forth a breakdown of the Company’s consolidated gross premiums written by line of business and geographic area of risks insured for the periods indicated:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance
Property catastrophe	$164,616	68.0%	$158,368	76.5%
Property	18,921	7.8%	24,556	11.9%
Short-tail specialty and casualty	39,604	16.3%	24,089	11.6%
Insurance	19,105	7.9%	-	0.0%
Total	$242,246	100.0%	$207,013	100.0%

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured(1)
North America	$78,683	32.5%	$90,751	43.8%
Europe	64,675	26.7%	66,968	32.3%
Worldwide risks(2)	56,864	23.5%	25,606	12.4%
Caribbean (3)	25,720	10.6%	7,363	3.6%
Japan and Australasia	9,292	3.8%	11,639	5.6%
Other	7,012	2.9%	4,686	2.3%
Total	$242,246	100.0%	$207,013	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	This geographic area includes contracts that cover risks primarily in two or more geographic zones.
(3)	Gross written premiums related to the insurance segment are included in the Caribbean geographic area.

For the three months ended March 31, 2008 and 2007, premiums produced by brokers were as follows:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Name of broker
Benfield	$73,103	30.2%	$68,633	33.2%
Guy Carpenter	54,840	22.6%	50,559	24.4%
Aon Re Worldwide	33,733	13.9%	29,279	14.1%
Willis Group	19,324	8.0%	31,546	15.2%
Other brokers(1)	61,246	25.3%	26,996	13.1%
Total	$242,246	100.0%	$207,013	100.0%

(1) Other brokers includes the gross written premiums related to the insurance segment
10.      Subsequent Events

Alliance International Reinsurance Public Company Limited

On April 28, 2008, the Company announced its intention to purchase, via a subsidiary, up to 29.9% of Alliance International Reinsurance Public Company Limited (“Alliance Re”) from current shareholders.  The transaction, subject to regulatory approvals, satisfactory due diligence and closing conditions, is expected to close in the second quarter of 2008 and is estimated to cost approximately $13.1 million.

Alliance Re, domiciled in the Republic of Cyprus and publicly traded on the Cyprus Stock Exchange (ALL), is a specialist property and casualty reinsurer writing multiple lines of business in Europe, Asia, and the Middle East and North Africa regions.  As part of the relationship, Flagstone may provide technical support in the form of modeling and actuarial resources and a quota share arrangement in order to further assist in the growth and development of Alliance Re.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at March 31, 2008 and December 31, 2007 and our results of operations for the three months ended March 31, 2008 and 2007.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Form 10-K for the year ended December 31, 2007.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” contained in our Form 10-K, filed with the SEC on March 19, 2008, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

References in this Quarterly Report on Form 10-Q to the “Company”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings Limited and/or its subsidiaries, including Flagstone Reinsurance Limited, its wholly-owned Bermuda reinsurance company, Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Island Heritage Holdings Limited, its Cayman-based insurance company and any other direct or indirect subsidiary, unless the context suggests otherwise.  References to “Flagstone” refer to Flagstone Reinsurance Limited and its wholly-owned subsidiaries.  References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA and its wholly-owned subsidiaries and references to “Island Heritage” refer to Island Heritage Holdings Limited and its subsidiaries.  References in this Form 10-Q to “dollars” or “$” are to the lawful currency of the United States of America, unless the context otherwise requires. All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts and percentages.

Executive Overview

We are a global reinsurance company. Through our reinsurance subsidiaries, we write primarily property, property catastrophe and short-tail specialty and casualty reinsurance and through Island Heritage, we primarily write insurance.

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

We measure our financial success through long term growth in diluted book value per share plus accumulated dividends measured over intervals of three years, which we believe is the most appropriate measure of the performance of the Company, a measure that focuses on the return provided to the Company’s common shareholders. Diluted book value per share is obtained by dividing shareholders’ equity by the number of common shares and common share equivalents outstanding.

We derive our revenues primarily from net premiums earned from the reinsurance and insurance policies we write, net of any retrocessional coverage purchased, net investment income from our investment portfolio, and fees for services provided.  Premiums are generally a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are normally due in installments and earned over the contract term, which ordinarily is twelve months.

Our expenses consist primarily of the following types: loss and loss adjustment expenses incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our PSU and RSU Plans, and other general operating expenses; interest expenses related to our debt obligations; and minority interest, which represents the interest of external parties with respect to the net income of Mont Fort Re Ltd. (“Mont Fort”) and Island Heritage.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal.

To better align the Company’s operating and reporting structure with its current strategy, as a result of the strategic significance of Island Heritage's insurance business to the Company, and given the relative size of revenues generated by its insurance business, the Company revised its segment structure, effective January 1, 2008.  The Company determined that the allocation of resources and the assessment of performance should now be reviewed separately for both segments.  The Company is currently organized into two business segments: Reinsurance and Insurance.  We regularly review our financial results and assess our performance on the basis of these two operating segments.

Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has three main units:

(1)
Property Catastrophe Reinsurance. Property catastrophe reinsurance contracts are typically “all risk” in nature, meaning that they protect against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as tornados, wind, fires, winter storms, and floods (where the contract specifically provides for coverage).  Losses on these contracts typically stem from direct property damage and business interruption. To date, property catastrophe reinsurance has been our most important product.  We write property catastrophe reinsurance primarily on an excess of loss basis.  In the event of a loss, most contracts of this type require us to cover a subsequent event and generally provide for a premium to reinstate the coverage under the contract, which is referred to as a “reinstatement premium”.  These contracts typically cover only specific regions or geographical areas, but may be on a worldwide basis.

(2)
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

(3)
Short-tail Specialty and Casualty Reinsurance. We also provide short-tail specialty and casualty reinsurance for risks such as aviation, energy, accident and health, satellite, marine and workers’ compensation catastrophe.  Most short-tail specialty and casualty reinsurance is written with loss limitation provisions. During 2008, we expect to continue increasing our specialty writings based on our assessment of the market environment.

Index

Insurance

The Company has established a new Insurance segment for the three months ended March 31, 2008, which included the insurance business generated through Island Heritage, a property insurer based in the Cayman Islands which primarily is in the business of insuring homes, condominiums and office buildings in the Caribbean region.  The Company gained controlling interest of Island Heritage in the third quarter of 2007.

Critical Accounting Policies

Critical accounting policies at March 31, 2008 have not changed compared to December 31, 2007.  The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine the reported values.  If events or other factors, including those described in Item 1A, “Risk Factors,” of our Form 10-K, cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

New Accounting Pronouncements

Post Retirement Benefits

The Company maintains a contributory defined benefit plan that covers certain employees at Flagstone Suisse.  The Company accounts for this pension plan using the accrual method, consistent with the requirements of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132” (“SFAS 158”), which was adopted by the Company on January 1, 2008.  SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status through comprehensive income in the year in which the changes occur.  An unfunded transitional liability of $0.6 million was recorded in accumulated other comprehensive income at January 1, 2008 and is being amortized over the estimated average remaining service life of 12.2 years.  The net periodic pension expense for 2008 is expected to be approximately $1.2 million, of which $0.3 million has been recorded as a pension expense in the three months ended March 31, 2008.  A pension asset of $0.8 million and a pension liability of $0.8 million were recognized in the March 31, 2008 unaudited condensed consolidated balance sheet.  The Company funds the plan at the amount required by local legal requirements.

FASB recently released Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The adoption of SFAS 161 will not affect our consolidated financial condition and results of operations, but may require additional disclosures.

Recent Developments

Alliance International Reinsurance Public Company Limited

On April 28, 2008, the Company announced its intention to purchase, via a subsidiary, up to 29.9% of Alliance Re from current shareholders.  The transaction, subject to regulatory approvals, satisfactory due diligence and closing conditions, is expected to close in the second quarter of 2008, and is estimated to cost approximately $13.1 million.

Alliance Re, domiciled in the Republic of Cyprus and publicly traded on the Cyprus Stock Exchange (ALL), is a specialist property and casualty reinsurer writing multiple lines of business in Europe, Asia, and the Middle East and North Africa regions.  As part of the relationship, Flagstone may provide technical support in the form of modeling and actuarial resources and a quota share arrangement in order to further assist in the growth and development of Alliance Re.

Investments

Fair value disclosure

Following the issuance by the FASB of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), the Company elected to adopt the fair value option for all fixed maturity investments, equity investments (excluding investments accounted for under the equity method of accounting), real estate investment trusts (“REITs”), investment funds, catastrophe bonds, and fixed income funds effective January 1, 2007.  This election requires the Company to adopt SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

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

Index

At March 31, 2008, the fair value of the securities classified as Level 3 under SFAS 157 was $48.9 million, or approximately 4.1% of total investment assets measured at fair value.  There were no changes in the SFAS 157 classifications for the invested assets during the quarter.  Refer to Notes 3 and 4 of the unaudited condensed financial statements for a breakdown of the fair value measurements.

Investments are recorded on a trade date basis and realized gains and losses on sales of investments are determined on a first-in, first-out basis.

Results of Operations - For the Three Months Ended March 31, 2008 and 2007

The Company’s reporting currency is the U.S. dollar.  The Company’s subsidiaries have one of the following functional currencies: U.S. dollar, Euro, Swiss franc, Indian rupee, British pound or Canadian dollar.  As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons.  To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections.  See Note 2 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, in the Company’s Form 10-K filed with the SEC on March 19, 2008, for a discussion on translation of foreign currencies.

During the quarter ended March 31, 2008, the U.S. dollar weakened approximately 14.0% against the Swiss franc and 8.0% against the Euro, and strengthened approximately 3.8% against the Canadian dollar.

Summary Overview

We generated $32.9 million of net income for the three months ended March 31, 2008, compared to net income of $35.6 million for the same period in 2007.  The results of Island Heritage were not consolidated in our results of operations for the three months ended March 31, 2007.  The decrease in net income for the first quarter of 2008 is due primarily to:

-	an increase in gross written and earned premiums of $35.2 million and $34.0 million, respectively, as discussed below;
-
a decrease in the loss ratio of 17.8%, from 47.2% in the first quarter 2007 to 29.4% in the first quarter of 2008, due to the impact of Windstorm Kyrill, which generated net losses in the amount of $29.3 million in the first quarter of 2007;

-	an increase in investment income of $5.1 million primarily due to returns on a higher investable asset base;
-	an increase in the net realized and unrealized losses on investments and other derivative instruments of $29.2 million;
-	an increase in general and administrative expenses of $11.9 million due to the increase in staffing levels as we continue to build our global platform;
-	an increase in interest expense of $2.1 million due to interest on the additional debt issued in June and September 2007; and
-	an increase in foreign exchange gains of $5.4 million due to net monetary assets and liabilities denominated in foreign currencies that appreciated against the U.S. dollar.

As a result of our net income for the three months ended March 31, 2008, our diluted book value per share plus accumulated dividends increased to $14.20, compared to $13.95 at December 31, 2007, representing an increase of 1.8%.

	For the Three Months Ended
	March 31, 2008	March 31, 2007
REVENUES
Gross premiums written	$242,246	$207,013
Premiums ceded	(16,014)	(8,245)
Net premiums written	226,232	198,768
Net premiums earned	135,257	101,226
Net investment income	18,696	13,631
Net realized and unrealized (losses) gains - investments	(12,412)	4,508
Net realized and unrealized (losses) gains - other	(12,237)	6
Other income	1,724	673
Total revenues	131,028	120,044

EXPENSES
Loss and loss adjustment expenses	39,767	47,748
Acquisition costs	24,165	12,718
General and administrative expenses	26,549	14,669
Interest expense	5,340	3,264
Net foreign exchange gains	(6,699)	(1,282)
Total expenses	89,122	77,117
Income before income taxes, minority interest and interest in earnings of equity investments	41,906	42,927
Provision for income tax	(865)	(45)
Minority interest	(8,181)	(7,733)
Interest in earnings of equity investments	-	461
NET INCOME	$32,860	$35,610

Change in currency translation adjustment	(1,420)	(276)
COMPREHENSIVE INCOME	$31,440	$35,334

Weighted average common shares outstanding—Basic	85,469,270	71,746,162
Weighted average common shares outstanding—Diluted	85,690,742	71,839,562
Net income per common share outstanding—Basic	$0.38	$0.50
Net income per common share outstanding—Diluted	$0.38	$0.50
Dividends declared per common share	$0.04	$-

Index

Underwriting Results by Segment

Effective January 1, 2008, the Company is organized into two reportable segments, Reinsurance and Insurance. Our Reinsurance segment provides reinsurance through our property, property catastrophe and short-tail specialty and casualty reinsurance business units. Our insurance segment provides insurance through Island Heritage.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, total assets, ratios and reserves for each of our business segments for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008
	Reinsurance	Insurance	Total
Underwriting Revenues
Gross premiums written	$223,141	$19,105	$242,246
Premiums ceded	(5,320)	(10,694)	(16,014)
Net written premiums	217,821	8,411	226,232
Change in net unearned premiums	(89,700)	(1,275)	(90,975)
Net premiums earned	128,121	7,136	135,257
Other insurance related income	212	829	1,041
Total underwriting revenues	128,333	7,965	136,298
Underwriting Expenses
Loss and loss adjustment expenses (recoveries)	39,802	(35)	39,767
Acquisition costs	20,910	3,255	24,165
General and administrative expenses	24,133	2,416	26,549
Total underwriting expenses	84,845	5,636	90,481
Underwriting Income	$43,488	$2,329	$45,817
Total Assets	$2,153,579	$88,306	$2,241,885
Net reserves for loss and loss adjustment expenses	$197,874	$2,728	$200,602
Ratios
Loss ratio	31.1%	-0.5%	29.4%
Expense ratio	35.1%	79.5%	37.5%
Combined ratio	66.2%	79.0%	66.9%

Index

	Three Months Ended March 31, 2007
	Reinsurance	Insurance	Total
Underwriting Revenues
Gross premiums written	$207,013	$-	$207,013
Premiums ceded	(8,245)	-	(8,245)
Net written premiums	198,768	-	198,768
Change in net unearned premiums	(97,542)	-	(97,542)
Net premiums earned	101,226	-	101,226
Other insurance related income	225	-	225
Total underwriting revenues	101,451	-	101,451
Underwriting Expenses
Loss and loss adjustment expenses	47,748	-	47,748
Acquisition costs	12,718	-	12,718
General and administrative expenses	14,669	-	14,669
Total underwriting expenses	75,135	-	75,135
Underwriting Income	$26,316	$-	$26,316
Total Assets	$1,649,190	$-	$1,649,190
Net reserves for loss and loss adjustment expenses	$66,540	$-	$66,540
Ratios
Loss ratio	47.2%	0.0%	47.2%
Expense ratio	27.1%	0.0%	27.1%
Combined ratio	74.3%	0.0%	74.3%

Gross Premiums Written

Details of consolidated gross premiums written by line of business and by geographic area of risk insured are provided below:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance
Property catastrophe	$164,616	68.0%	$158,368	76.5%
Property	18,921	7.8%	24,556	11.9%
Short-tail specialty and casualty	39,604	16.3%	24,089	11.6%
Insurance	19,105	7.9%	-	0.0%
Total	$242,246	100.0%	$207,013	100.0%

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured(1)
North America	$78,683	32.5%	$90,751	43.8%
Europe	64,675	26.7%	66,968	32.3%
Worldwide risks(2)	56,864	23.5%	25,606	12.4%
Caribbean (3)	25,720	10.6%	7,363	3.6%
Japan and Australasia	9,292	3.8%	11,639	5.6%
Other	7,012	2.9%	4,686	2.3%
Total	$242,246	100.0%	$207,013	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	This geographic area includes contracts that cover risks primarily in two or more geographic zones.
(3)	Gross written premiums related to the insurance segment are included in the Caribbean geographic area.

Index

Reinsurance Segment

Overview

The net underwriting income for the reinsurance segment for the quarter ended March 31, 2008 amounted to $43.5 million, as compared to $26.3 million for the three months ended March 31, 2007.

Our reinsurance segment comprises three lines of business outlined below.

Gross Premiums Written

Gross premiums written totaled $223.1 million for the three months ended March 31, 2008, and $207.0 million for the three months ended March 31, 2007, representing an increase of $16.1 million, or 7.8%.  Details of the increase in gross premiums are detailed by line of business below.

a.	Property Catastrophe Reinsurance

Gross property catastrophe premiums written were $164.6 million for the three months ended March 31, 2008, compared to $158.4 million for the three months ended March 31, 2007.  The $6.2 million, or 3.9%, increase in property catastrophe premiums written was primarily due to renewing the majority of our book at equal or increased shares, the addition of new clients partially offset by the Company’s non-renewal of certain treaties that no longer met the Company’s profitability objectives.  Gross property catastrophe premiums written by Flagstone Suisse were $8.5 million in the three months ended March 31, 2008, compared to $nil for the same period in 2007.

The proportion of property catastrophe gross premiums written as a percentage of total gross premiums written (68.0%) is greater in the three months ended March 31, 2008 than we expect it to be for the remainder of the year because proportionally higher volumes of property catastrophe business are traditionally written in the first quarter, as compared to other quarters in the fiscal year.

During the three months ended March 31, 2008, we recorded $1.2 million of gross reinstatement premiums primarily related to Windstorm Emma, compared to $5.4 million recorded for the three months ended March 31, 2007, which was primarily related to European Windstorm Kyrill.

b.	Property Reinsurance

Gross property premiums written were $18.9 million for the three months ended March 31, 2008, compared to $24.6 million for the three months ended March 31, 2007, representing a decrease of $5.7 million, or 23.0%.  Proportional property premiums were $3.4 million for the three months ended March 31, 2008, compared to $17.9 million for the same period in 2007.  The decline of $14.5 million is primarily due to the non renewal of contracts during the first quarter of 2008, downward revisions to premium estimates based upon information received from our cedents and underwriters recorded in the quarter, and the impact of increased risk retention by the ceding companies.  This decrease was partially offset by the impact of new contracts signed in the first quarter of 2008, including $4.7 million of contracts written by Flagstone Suisse.  Non proportional premiums were $15.5 million for the three months ended March 31, 2008 compared to $6.6 million for the same period in 2007.  This increase of $8.9 million was primarily the result of increased business with existing clients and non proportional premiums written by Flagstone Suisse of $7.3 million in the first quarter of 2008.

During the three months ended March 31, 2008, we recorded $1.5 million of gross reinstatement premiums primarily related to four contracts, compared to $nil recorded for the three months ended March 31, 2007.  The increase in the gross reinstatement premiums is primarily due to the losses incurred in the first quarter of 2008.

c.	Short-tail Specialty and Casualty Reinsurance

Short-tail specialty and casualty reinsurance premiums were $39.6 million for the three months ended March 31, 2008, compared to $24.1 million for the three months ended March 31, 2007, representing an increase of $15.5 million or 64.4%.  The increase in premiums written in the first quarter of 2008 by Flagstone Suisse amounted to $14.7 million over the same period in 2007.  Proportional premiums totaled $12.4 million for the three months ended March 31, 2008, compared to $2.9 million for the same period in 2007.  The increase is principally due to the addition of new clients in the first quarter of 2008.  Non proportional premiums totaled $27.2 million for the three months ended March 31, 2008 compared to $21.2 million for the same period in 2007.  The increase of $6.0 million is primarily due to the addition of new specialty covers that originated from Flagstone Suisse during the first quarter of 2008.

During the three months ended March 31, 2008, we recorded $0.8 million of gross reinstatement premiums primarily due to losses incurred in the quarter, compared to $nil recorded for the three months ended March 31, 2007.

Premiums Ceded

Reinsurance premiums ceded for the three months ended March 31, 2008 and 2007, were $5.3 million (2.4% of gross premiums written) and $8.2 million (4.0% of gross premiums written), respectively, representing a decrease of $2.9 million. One program from the first quarter of 2007 was not renewed in the first quarter of 2008, which was partially offset by the addition of a new program.

Net Premiums Earned

As the levels of net premiums written increase, the levels of net premiums earned also increase.  Reinsurance net premiums earned increased $26.9 million to $128.1 million for the three months ended March 31, 2008, compared to $101.2 million for the three months ended March 31, 2007. The increase is primarily due to higher levels of premium writings.

Underwriting Results

a.	Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three months ended March 31, 2008 was $39.8 million, or 31.1% of net premiums earned, compared to $47.7 million, or 47.2% of net premiums earned, for the three months ended March 31, 2007.  The decrease in the loss ratio from the first quarter of 2007 to the first quarter of 2008 was primarily due to less severe catastrophic events in the first quarter of 2008 than in the same period in 2007.  During the first quarter of 2007, the loss events included the European Windstorm Kyrill, which generated net losses of $29.3 million, and a full limit loss on a Zenit satellite of $6.0 million.

Index

b.	Acquisition Costs

Acquisition costs for the three months ended March 31, 2008 were $20.9 million, compared to $12.7 million for the three months ended March 31, 2007.  The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three months ended March 31, 2008 was 16.3%, compared to 12.6% for the three months ended March 31, 2007.  The increase is primarily due to the lower loss activity giving rise to increased profit commissions which impact the acquisition ratio.

c.	General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2008, were $24.1 million compared to $14.7 million in the three months ended March 31, 2007.  The general and administrative expense ratio, which is equal to general and administrative expenses over net premiums earned, for the three months ended March 31, 2008 was 18.8%, compared to 14.5% for the same period in 2007.  The increase in the first three months of 2008 compared to the same period in 2007, was primarily due to the cost of additional staff and infrastructure as we continue to build our global operations and enhance our technology platform.

Insurance Segment

Overview

Because the Company consolidated Island Heritage beginning in July 2007, there are no comparative statements for the period ended March 31, 2007. The net underwriting income for the three months ended March 31, 2008 amounted to $2.3 million.

Gross Premiums Written

Gross premiums written were $19.1 million for the three months ended March 31, 2008.

Premiums Ceded

Insurance premiums ceded for the three months ended March 31, 2008 were $10.7 million (56.0% of gross premiums written).

Net Premiums Earned

Net premiums earned totaled $8.4 million for the three months ended March 31, 2008.

Underwriting Results

a.	Loss and Loss Adjustment Recoveries

Loss and loss adjustment recoveries amounted to $35,000 for the three months ended March 31, 2008.  The recovery for the first quarter of 2008 is primarily related to a reduction in loss reserves upon completion of an actuarial review.

b.	Acquisition Costs

Acquisition costs totaled $3.3 million for the three months ended March 31, 2008.  The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three months ended March 31, 2008 was 45.6%.  Acquisition costs include gross commission costs, profit commission, premium taxes, and the change in deferred acquisition costs.

c.	General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2008 were $2.4 million.  The general and administrative expense ratio, which is equal to general and administrative expenses over net premiums earned, for the three months ended March 31, 2008 was 33.9%.

Investment Results

The total return on our investment portfolio comprises investment income and realized and unrealized gains and losses on investments. For the three months ended March 31, 2008, the total return was $6.3 million, compared to $18.1 million for the three months ended March 31, 2007.  The decrease of 65.4% during the first three months of 2008 compared to the same period in 2007 is primarily due to the net realized and unrealized losses on the equities and equity derivatives held in the investment portfolio, partially offset by our net realized and unrealized gains on the fixed income investment portfolio, and commodity positions.

a.	Net investment income

Net investment income for the three months ended March 31, 2008 and 2007 was $18.7 million and $13.6 million, respectively, an increase of 37.2%.  Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank.  The components are set forth in the table below:

Index

	Three Months Ended
	March 31, 2008	March 31, 2007
Interest and dividend income
Cash and cash equivalents	$4,846	$3,412
Fixed maturities	9,196	9,875
Short term	126	35
Other investments	3	(92)
Amortization income
Fixed maturities	4,513	441
Short term	161
Other investments	83	-
Investment expenses	(232)	(40)
Net investment income	$18,696	$13,631

Net investment income increased by $5.1 million in the first quarter of 2008, compared to the same period in 2007, principally due to an increase in interest and dividend income due to the growth in our cash and fixed maturities portfolio, and the increase in amortization income on our Treasury Inflation Protection Securities (“TIPS”) due to the increase in the inflation index during the period.

Substantially all of our fixed maturity investments consisted of investment grade securities. As at March 31, 2008, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 1.8 years.

b.	Net realized and unrealized gains and losses – investments

Our investment portfolio is structured to preserve capital, provide us with a high level of liquidity and managed to produce a total return.  In assessing returns under this approach, we include investment income and realized and unrealized gains and losses generated by the investment portfolio.

Net realized and unrealized gains and losses on our investment portfolio amounted to a $12.4 million loss for the three months ended March 31, 2008, compared to a $4.5 million gain for the three months ended March 31, 2007.  These amounts comprise net realized and unrealized gains and losses on our fixed maturities and equities portfolios, and on our investment portfolio of derivatives which includes global equity, global bond, commodity and real estate futures, to be announced (“TBA”) securities, interest rate swaps and total return swaps.  The decrease during the quarter is primarily due to the net realized and unrealized losses on the equities and equity derivatives held in the investment portfolio arising from the poor performance of the global equity markets during the period, partially offset by our net realized and unrealized gains on the fixed income investment portfolio.

The following table is the breakdown of net realized and unrealized gains (losses) - investments in the unaudited condensed consolidated statements of operations into its various components:

	Three Months Ended
	March 31, 2008	March 31, 2007

Net realized gains (losses) on fixed maturities	$16,406	$(61)
Net unrealized (losses) gains on fixed maturities	(3,192)	2,915
Net unrealized (losses) gains on equities	(7,634)	408
Net realized and unrealized losses on derivative instruments	(18,182)	(866)
Net realized and unrealized gains on other investments	190	2,112
Total net realized and unrealized (losses) gains - investments	$(12,412)	$4,508

Net realized and unrealized gains on fixed maturities of $13.2 million for the three months ended March 31, 2008 were primarily due to the positive impact of declining interest rates over the period on our portfolio.

Net realized and unrealized losses on equities of $7.6 million for the three months ended March 31, 2008 were due to the negative performance of the emerging equity markets of approximately 11.0% during the quarter.

Index

The following table is a breakdown of the net realized and unrealized gains (losses) on derivatives included in the table above:

	Three Months Ended
	March 31, 2008	March 31, 2007

Futures contracts	$(20,071)	$138
Swap contracts	1,447	(1,133)
Mortgage-backed securities TBA	442	129
Net realized and unrealized losses on derivatives - investments	$(18,182)	$(866)

Net realized and unrealized losses on futures contracts of $20.1 million were primarily due to $29.8 million of losses on U.S. and global equity futures, partially offset by $7.9 million of gains on commodity futures.

Treasury Hedging and Other

Net realized and unrealized gains and losses - other

The Company’s policy is to hedge the majority of its noninvestment currency and debt interest rate exposures with derivative instruments such as foreign currency swaps, forward contracts and interest rate swaps.  Net realized and unrealized gains (losses) - other amounted to a $12.2 million loss for the three months ended March 31, 2008, compared to $6,000 gain for the three months ended March 31, 2007.

The following table is the breakdown of net realized and unrealized (losses) gains - other in the consolidated statements of operations into its various components:

	Three Months Ended
	March 31, 2008	March 31, 2007

Swap contracts	$(7,392)	$238
Foreign currency forward contracts	(5,559)	(371)
Reinsurance derivatives	714	139
Net realized and unrealized (losses) gains - other	$(12,237)	$6

The primary components of the $12.2 million loss for the first quarter of 2008 are as follows:

(a)	Operational hedge which comprises foreign currency forwards on our reinsurance balances, such as premiums receivable and loss reserves, amounted to $1.0 million loss.

(b)	Balance sheet hedge which includes:

(i)	foreign currency forwards on our Swiss subsidiary’s net assets (undesignated hedge) incurred a $4.6 million loss for the quarter due to the continued weakening of the U.S. dollar; and

(ii)
the foreign currency swaps and the interest rate swaps on our subordinated debt amounted to $1.8 million gain and $9.2 million loss, respectively, for the quarter. The interest rate swaps convert the subordinated debt from floating rate to fixed rates and the significant interest rate decrease during the quarter impacted adversely the value of the interest rate swaps.  The swaps do not qualify for hedge accounting, however the Company expects this quarterly loss movement to be approximately offset by lower borrowing costs over the life of the derivative.

Reinsurance derivatives relate to reinsurance arrangements that are structured as derivative transactions and the movement for the current period is due to realized and unrealized gains included in income.

Other Income

Other income for the three months ended March 31, 2008 was $1.7 million, compared to $0.7 million for the three months ended March 31, 2007. Other income includes earned revenue relating to upfront commitment fees on reinsurance contracts, aviation income and other fee income.  The increase in the current quarter is primarily due to ceded commission income earned by Island Heritage.

Interest Expense

Interest expense was $5.3 million for the three months ended March 31, 2008, compared to $3.3 million for the three months ended March 31, 2007.  Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  The primary cause for the increase is that additional debt offerings of $100.0 million and $25.0 million occurred in June and September 2007, respectively, which accordingly increased our interest expense in the first quarter of 2008.

Foreign Exchange

For the three months ended March 31, 2008, we experienced net foreign exchange gains of $6.7 million, compared to net foreign exchange gains of $1.3 million for the three months ended March 31, 2007.  The net gains were principally made on the net monetary asset and liability balances denominated in foreign currencies which generally appreciated against the Company and its subsidiaries’ functional currencies during the first quarter of 2008. The Company’s policy is to hedge the majority of its foreign currency exposures with derivative instruments such as foreign currency swaps and forward contracts.

Index

Income Tax Expense

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries are subject to tax are Canada, India, Switzerland, U.S. Virgin Islands (“USVI”) and the United Kingdom.  However since the majority of our income is currently earned in Bermuda where we are exempt from income tax, the tax impact to date has been minimal.  During the three months ended March 31, 2008, income tax expense was $0.9 million compared to $45,000 for the three months ended March 31, 2007.  The increase is primarily attributable to higher taxable income in jurisdictions around the world that are subject to tax as well as the acquisition of Island Heritage in July 2007, which resulted in taxable income being earned in the USVI.

Minority Interest

The results of Mont Fort have been included in the Company’s unaudited condensed consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as minority interest.  In relation to Mont Fort, the Company recorded a minority interest expense of $7.7 million for the three months ended March 31, 2008 as well as for the three months ended March 31, 2007.

The results of operations of Island Heritage have been included in the Company’s unaudited condensed consolidated financial statements, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest.  The Company recorded a minority interest expense of $0.5 million for the three months ended March 31, 2008.

Comprehensive Income

Comprehensive income for the three months ended March 31, 2008 and 2007 was $31.4 million and $35.3 million, respectively.  In the first quarter of 2008, comprehensive income included $32.9 million of net income and $(1.5) million for the change in the currency translation adjustment.  In the first quarter of 2007, comprehensive income included $35.6 million of net income described above and $(0.3) million of currency translation adjustment.

The currency translation adjustment is as a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investment in foreign subsidiaries. To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment. The Company designated $307.3 million of foreign currency forwards contractual value as hedges, which had a fair value of $0.2 million, as of March 31, 2008. The Company incurred $29.9 million of foreign exchange losses on these hedges during the three months ended March 31, 2008. There were no designated hedges as of March 31, 2007.

Financial Condition, Liquidity, and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at March 31, 2008, comprised 74.5% fixed maturities, short-term investments and cash and cash equivalents, 16.9% equities and the balance in other investments.  Our desired risk allocation mix will comprise 55% high grade fixed maturities and cash and cash equivalents with the balance invested in a highly diversified global asset mix. We believe our fixed maturity securities, short term investments, equity investments, fixed income fund, REITs and derivatives held for investments can be liquidated and converted into cash within a very short period of time. However, our investments in investment funds and catastrophe bonds, which represent 3.6% of our total investments and cash and cash equivalents at March 31, 2008, do not trade on liquid markets or are subject to redemption provisions that prevent us from converting them into cash immediately.

At March 31, 2008 and December 31, 2007, 100% of our fixed maturity securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

At March 31, 2008 and December 31, 2007, the average duration of the Company’s investment portfolio was 1.8 years and 3.2 years, respectively.  The duration decreased due to the lower weighting of TIPs in our March 31, 2008 portfolio compared to December 31, 2007.

With reference to sub-prime, at December 31, 2007, we had no exposure to sub-prime backed investments or collateralized debt obligations (“CDOs”) of sub-prime backed investments. At March 31, 2008 and December 31, 2007, our holdings of Alt –A securities was $12.6 million with an average rating of AAA and $14.7 million with an average rating of AAA, respectively.  Alt – A securities are defined as a classification of mortgages where the risk profile falls between prime and sub-prime. The borrowers behind these mortgages will typically have clean credit histories, but the mortgage itself will generally have some features that increase its risk profile. These features include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.  Our exposure to traditional monoline insurers emanates from our non subprime asset-backed holdings. We have securities with credit enhancement from the traditional monoline insurers that amount to $5.6 million and $9.9 million at March 31, 2008 and December 31, 2007, respectively. We do not have any collateralized loan obligations or CDO exposures in our portfolio.

At March 31, 2008, our total investments at fair market value, accrued interest receivable and cash and cash equivalents were $1.9 billion, compared to $1.9 billion at December 31, 2007. The $34.2 million increase was due in part to positive investment income, a positive return on our fixed maturity investments, and currency gains on our non U. S. dollar investments, which were offset by realized and unrealized losses on our equity exposure investments during the quarter.

Other investments as at March 31, 2008 amounted to $322.9 million, compared to $293.2 million at December 31, 2007.  The March 31, 2008 investments are comprised mainly of our investment in a fixed income liquidity fund of $244.3 million, our investment in catastrophe bonds of $36.7 million, our investment in private equity and hedge funds of $30.8 million, and our investment in REITs of $11.1 million. The increase in other investments during the first quarter of 2008 is related to an increase in the fixed income liquidity fund.  Other investments are recorded at fair value.

The Company attains exposure to equity and real estate markets through the use of derivatives such as equity futures and total return swaps.  These derivatives seek investment results that generally correspond to the price and yield performance of the underlying markets.  As at March 31, 2008, the fair value of these derivatives held by the Company was $(1.0) million, compared to $(5.7) million as at December 31, 2007.

The net payable for investments purchased at March 31, 2008 was $18.2 million, compared to $41.8 million at December 31, 2007.  Net payables for investments purchased are a result of timing differences only, as investments are accounted for on a trade date basis.

Index

Following the significant level of gross premiums written during the three months ended March 31, 2008, our insurance and reinsurance premium balances receivable, deferred acquisition costs and unearned premiums increased by $69.1 million, $6.7 million and $101.2 million, respectively, over those balances at December 31, 2007.

At March 31, 2008, we had $200.6 million of loss and loss adjustment expense reserves, compared to $181.0 million at December 31, 2007, an increase of $19.6 million due to reserves for the first quarter of 2008 events offset by paid losses of $20.2 million.  Of the balance at March 31, 2008, $136.2 million, or 67.9%, represented incurred but not reported reserves.

At March 31, 2008, our shareholders’ equity was $1.2 billion, the same amount as at December 31, 2007.

Liquidity

Cash flows from operations for the three months ended March 31, 2008 increased to $105.7 million from $96.4 million as compared to the same period in 2007.  This increase in cash flows from operations was mainly due to higher cash operating income offset by higher  paid losses in the first three months of 2008 compared to the same period in 2007.  Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of dividends, share related transactions and the issuance or repayment of debt. During the three months ended March 31, 2008, net cash of $10.1 million was used in financing activities, compared to $81.3 million provided by financing activities for the three months ended March 31, 2007.  In the first quarter of 2008, the net cash used in financing activities related principally to the payment of dividends and the redemption of preferred shares in Mont Fort ILW 2.  In 2007, the net cash provided related to proceeds of the capital provided by the preferred investors in Mont Fort ILW 2 and Mont Fort HL.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in the Company’s investment portfolio.

For the period from October 2005 until March 31, 2008, we have had sufficient cash flows from operations to meet our liquidity requirements.  We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio.

Capital Resources

Our total capital resources at March 31, 2008 and December 31, 2007 were as follows:

	As at	As at
	March 31, 2008	December 31, 2007

Long term debt	$266,375	$264,889
Common shares	853	853
Additional paid-in capital	909,026	905,316
Accumulated other comprehensive income	5,457	7,426
Retained earnings	326,226	296,890

Total capitalization	$1,507,937	$1,475,374

The change in the amount of the long term debt at March 31, 2008 compared to December 31, 2007, is due to the revaluation of the Euro denominated deferrable interest debentures.

Letter of Credit Facility

Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums.  In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A.  In April 2007, the Company increased its uncommitted letter of credit facility agreement from $200.0 million to $400.0 million.  As at March 31, 2008, $73.2 million had been drawn under this facility, and the drawn amount of the facility was secured by $81.3 million of fixed maturity securities from the Company’s investment portfolio. As at December 31, 2007, $73.8 million had been drawn under this facility, and the drawn amount of the facility was secured by $82.0 million of fixed maturity securities from the Company’s investment portfolio.

In September 2007, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Wachovia Bank N.A.  While the Company has not drawn upon this facility as at March 31, 2008, if drawn upon, the utilized portion of the facility will be secured by an appropriate portion of securities from the Company’s investment portfolio.

Restrictions and Specific Requirements

Bermuda law limits the maximum amount of annual dividends or distributions that can be paid by Flagstone to the Company and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority (the “BMA”). As a Bermuda Class 4 reinsurer, Flagstone may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless at least seven days before payment of those dividends, it files an affidavit with the BMA signed by at least two directors and Flagstone’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone to fail to meet its prescribed solvency margin and liquidity ratio.  Further, Flagstone may not reduce by 15% or more its total statutory capital as set out in its previous year’s statements, without the prior approval of the BMA. Flagstone must also maintain, as a Class 4 Bermuda reinsurer, paid-up share capital of $1 million.

Index

Flagstone and Flagstone Suisse, respectively, are licensed or admitted as an insurer or reinsurer in Bermuda and Switzerland and are not licensed in any other jurisdiction.  Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, we anticipate that our reinsurance clients will typically require Flagstone to post a letter of credit or other collateral.

Flagstone Suisse is licensed to operate as a reinsurer in Switzerland. Swiss law permits dividends to be declared only after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation.  The articles of incorporation of Flagstone Suisse do not require any specific reserves.  Therefore, Flagstone Suisse must allocate any profits first to the reserve required by Swiss law generally, and may pay as dividends only the balance of the profits remaining after that allocation.  In the case of Flagstone Suisse, Swiss law requires that 20% of the company’s profits be allocated to a “general reserve” until the reserve reaches 50% of its paid-in share capital.

In addition, a Swiss reinsurance company may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency requirements.

Island Heritage is domiciled in the Cayman Islands and is not subject to statutory minimum capital requirements under its Class A Domestic Insurance Licence.  In addition, there are no restrictions on the payment of dividends from Island Heritage.

Off Balance Sheet Arrangements

Neither the Company nor any of its subsidiaries has any forms of off-balance sheet arrangements, or cash obligations and commitments, as defined in Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates.  Our fixed maturity portfolio is exposed to interest rate risk.  Fluctuations in interest rates have a direct impact on the market valuation of these investments.  As interest rates rise, the market value of our fixed maturity portfolio falls and we have the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values.  As interest rates decline, the market value of our fixed income portfolio increases and we have reinvestment risk, as funds reinvested will earn less than is necessary to match anticipated liabilities.  We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the reinsurance liabilities of the Company.  In addition, from time-to-time, the Company enters into interest rate swap contracts as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be altered.

As at March 31, 2008, the impact on our fixed maturity securities and our cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.7%, or approximately $27.3 million.  As at March 31, 2008, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.9%, or approximately $30.6 million.

As at March 31, 2008, we held $251.0 million, or 32.2%, of our fixed maturity and short term investment portfolio in asset-backed and mortgage-backed securities.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company could be accelerated and will be reinvested at the prevailing interest rates.

The Company uses interest rate swap contracts in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  As of March 31, 2008, there were a total of $411.5 million of interest rate swaps in the portfolio with a total fair value of $(6.0) million.  During the three months ended March 31, 2008, the Company recorded $7.7 million of realized and unrealized losses on interest rate swaps.

The Company also uses interest rate swaps to manage its borrowing costs on long term debt.  To convert the interest on long term debt from floating to fixed, the Company entered into interest rate swaps.  On December 7, 2007, the Company entered into interest rate swap agreements with Lehman Brothers Special Financing Inc.  Under the terms of these agreements, the Company exchanged interest on notional amounts of $120.0 million and $25.0 million, respectively, and will receive interest at three month LIBOR and pay 3.962% and 4.096% interest, respectively. The agreements terminate on September 15, 2011 and September 15, 2012, respectively.  On December 7, 2007, the Company entered into an interest rate swap agreement with Citibank N.A.  Under the terms of the agreement, the Company exchanged interest on the notional amount of $100.0 million, and will receive three month LIBOR and pay 4.095% interest.  The agreement will terminate on July 30, 2012.  As of March 31, 2008, the fair value of these swaps was $(9.2) million and the Company recorded $9.2 million of realized and unrealized losses on these swaps during the quarter ended March 31, 2008.

Equity Price Risk

We gain exposure to the equity markets through the use of various index-linked futures, exchange traded funds, total return swaps and global REIT equities.  This risk is defined as the potential loss in fair value resulting from adverse changes in the respective stock prices.  The fair value of equity positions as at March 31, 2008 amounted to $96.9 million and was recorded in both equities and other investments and the net realized and unrealized losses of $31.1 million for the three months ended March 31, 2008 are recorded in the unaudited condensed consolidated statements of operations.  The total exposure of the index-linked futures was $319.7 million as at March 31, 2008.

Index

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at March 31, 2008, the majority of our fixed maturity investments consisted of investment grade securities.  The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed income investments to an acceptable level.

The Company does not have any exposure to credit risk as a holder of sub-prime backed investments.  The Company does not allow sub-prime investment by any investment manager.  At December 31, 2007, all sub-prime assets within the investment portfolio had been liquidated.  At March 31, 2008, we held $12.6 million of Alt-A securities with an average rating of AAA, including one security valued at $0.4 million with a rating of B.

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

In addition, the Company has exposure to credit risk as it relates to its trade balances receivable, namely insurance and reinsurance balances receivable.  Insurance and reinsurance balances receivable from the Company’s clients at March 31, 2008 and December 31, 2007, were $205.7 million and $136.6 million, respectively, including balances both currently due and accrued.  The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $1.3 million in bad debt expenses.

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

Foreign Currency Risk

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for Bermuda subsidiaries, whose functional currency is the U.S. dollar.  We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar.  When we incur a loss in a non U.S. currency, we carry the liability on our books in the original currency.  As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and converted to the functional currency (either U.S. dollars or Swiss francs), and the time claims are paid.

With respect to loss reserves denominated in non U. S. dollar currencies, our policy is to hedge the expected losses with forward foreign exchange purchases.  Expected losses means incurred and reported losses and IBNR.  We do not hedge expected catastrophe events.  However, upon the occurrence of a catastrophe loss and when the actuarial department has estimated the loss to the Company, we purchase foreign currency promptly on a forward basis.  When we pay claims in a non-base currency, we either use the proceeds of a foreign currency forward contract to do so, or buy spot foreign exchange to pay the claim and simultaneously adjust the hedge balance to the new lower exposure.

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

Financing

When the Company or its subsidiaries issues a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure.  The contractual amount of these contracts as at March 31, 2008 and December 31, 2007 was $348.3 million and $311.1 million, and had a fair value of $1.0 million and $(7.1) million, respectively.  The Company designated $307.3 million of foreign currency forwards contractual value as hedges, which had a fair value of $0.2 million as of March 31, 2008.  During the three months ended March 31, 2008, the Company recorded $5.6 million of realized and unrealized losses on foreign currency forward contracts.  During the three months ended March 31, 2008, the Company recorded $29.9 million of unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

Index

The Company entered into a foreign currency swap in relation to the Euro-denominated Deferrable Interest Debentures recorded as long term debt.  Under the terms of the foreign currency swap, the Company exchanged €13.0 million for $16.7 million, will receive Euribor plus 354 basis points and pay LIBOR plus 371 basis points.  The swap expires on September 15, 2011 and had a fair value of $4.2 million and $2.5 million, respectively, as at March 31, 2008 and December 31, 2007.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the three month periods ended March 31, 2008 and 2007, approximately 46.0% and 30.5%, respectively, was written in currencies other than the U.S. dollar.  For the three months ended March 31, 2008 and 2007, we had net realized and unrealized foreign exchange gains of $6.7 million and $1.3 million, respectively.

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

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains, and the Company may from time to time make, written or oral “forward-looking statements” within the meaning of the U.S. federal securities laws, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control, which could cause actual results to differ materially from such statements.  In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

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

These and other events that could cause actual results to differ are discussed in more detail from time to time in our filings with the SEC.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. federal securities laws.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.

Index

Item 4.              Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management has performed an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our company’s disclosure controls and procedures were effective.

Index

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.

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

Dated:  May 7, 2008

FLAGSTONE REINSURANCE HOLDINGS LIMITED

By:	/s/ David Brown
David Brown
Chief Executive Officer

(Authorized Officer)

By:	/s/ James O’Shaughnessy
James O’Shaughnessy
Chief Financial Officer

(Principal Financial Officer)

Index

 EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.