Form 10-Q
period 2008-06-30
Flagstone Reinsurance Holdings Ltd
filed 2008-08-05
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

(441) 278-4300
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☑     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

As of August 5, 2008 the Registrant had 85,346,325 common voting shares outstanding, with a par value of $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at June 30, 2008	As at December 31, 2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2008 - $803,528; 2007 - $1,099,149)	$804,798	$1,109,105
Short term investments, at fair value (Amortized cost: 2008 - $20,267; 2007 - $23,660)	20,196	23,616
Equity investments, at fair value (Cost: 2008 - $117,556; 2007 - $73,603)	107,935	74,357
Other investments	464,141	293,166
Total Investments	1,397,070	1,500,244
Cash and cash equivalents	562,816	362,680
Premium balances receivable	314,456	136,555
Unearned premiums ceded	39,682	14,608
Accrued interest receivable	7,214	9,915
Receivable for investments sold	2,942	–
Deferred acquisition costs	51,467	30,607
Funds withheld	10,096	6,666
Goodwill	13,171	10,781
Intangible assets	775	775
Other assets	73,423	30,942
Due from related parties	64	–
Total Assets	$2,473,176	$2,103,773

LIABILITIES
Loss and loss adjustment expense reserves	$233,596	$180,978
Unearned premiums	389,223	175,607
Insurance and reinsurance balances payable	33,749	12,088
Payable for investments purchased	6,162	41,750
Long term debt	255,037	264,889
Other liabilities	79,302	33,198
Total Liabilities	997,069	708,510

Minority Interest	195,923	184,778

SHAREHOLDERS' EQUITY
Common voting shares, 150,000,000 authorized, $0.01 par value, issued and outstanding (2008 - 85,346,325; 2007 - 85,309,107)	853	853
Additional paid-in capital	911,964	905,316
Accumulated other comprehensive income	2,718	7,426
Retained earnings	364,649	296,890
Total Shareholders' Equity	1,280,184	1,210,485

Total Liabilities, Minority Interest and Shareholders' Equity	$2,473,176	$2,103,773

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

REVENUES
Gross premiums written	$271,178	$181,345	$513,424	$388,358
Premiums ceded	(38,435)	–	(54,449)	(8,245)
Net premiums written	232,743	181,345	458,975	380,113
Change in net unearned premiums	(90,976)	(69,503)	(181,951)	(167,045)
Net premiums earned	141,767	111,842	277,024	213,068
Net investment income	13,279	20,531	31,975	34,162
Net realized and unrealized (losses) gains - investments	(9,339)	(3,741)	(21,751)	767
Net realized and unrealized gains (losses) - other	11,132	1,840	(1,105)	1,846
Other income	2,127	251	3,851	924
Total revenues	158,966	130,723	289,994	250,767

EXPENSES
Loss and loss adjustment expenses	56,298	77,257	96,065	125,005
Acquisition costs	27,210	14,725	51,375	27,443
General and administrative expenses	24,214	13,800	50,763	28,469
Interest expense	4,609	3,520	9,949	6,784
Net foreign exchange losses (gains)	1,630	(56)	(5,069)	(1,338)
Total expenses	113,961	109,246	203,083	186,363
Income before income taxes, minority interest and interest in earnings of equity investments	45,005	21,477	86,911	64,404
Provision for income tax	(442)	(77)	(1,307)	(122)
Minority interest	(2,615)	(7,892)	(10,796)	(15,625)
Interest in earnings of equity investments	–	1,186	–	1,647
NET INCOME	$41,948	$14,694	$74,808	$50,304

Change in currency translation adjustment	(2,766)	(1,741)	(4,186)	(2,017)
COMPREHENSIVE INCOME	$39,182	$12,953	$70,622	$48,287

Weighted average common shares outstanding—Basic	85,470,205	85,139,757	85,470,043	78,479,958
Weighted average common shares outstanding—Diluted	85,638,506	85,198,147	85,714,196	78,529,631
Net income per common share outstanding—Basic	$0.49	$0.17	$0.88	$0.64
Net income per common share outstanding—Diluted	$0.49	$0.17	$0.87	$0.64
Dividends declared per common share	$0.04	$–	$0.08	$–

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 (Expressed in thousands of U.S. dollars, except share data)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Common voting shares:
Balance at beginning of period	85,309,107	71,547,891
Issued during the period, net	37,218	13,750,000
Balance at end of period	85,346,325	85,297,891

Share capital:
Common voting shares
Balance at beginning of period	$853	$715
Issued during period, net	–	138
Balance at end of period	853	853

Additional paid-in capital
Balance at beginning of period	905,316	728,378
Issue of shares, net	(364)	185,488
Issuance costs (related party: 2008 - $nil ; 2007 - $3,430)	–	(16,839)
Share based compensation expense	7,012	4,252
Balance at end of period	911,964	901,279

Accumulated other comprehensive income (loss)
Balance at beginning of period	7,426	(4,528)
Change in currency translation adjustment	(4,186)	(2,017)
Defined benefit plan - transitional obligation	(522)	–
Cumulative effect adjustment from adoption of new accounting principle SFAS 159	–	4,009
Balance at end of period	2,718	(2,536)

Retained earnings
Balance at beginning of period	296,890	139,954
Cumulative effect adjustment from adoption of accounting principle	–	(4,009)
Dividend declared	(7,049)	–
Net income for the period	74,808	50,304
Balance at end of period	364,649	186,249
Total Shareholders' Equity	$1,280,184	$1,085,845

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Expressed in thousands of U.S. dollars)

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows provided by (used in) operating activities:
Net income	$74,808	$50,304
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized losses (gains)	22,856	(2,613)
Minority interest	10,796	15,625
Depreciation expense	2,214	820
Share based compensation expense	6,788	4,252
Interest in earnings of equity investments	–	(1,647)
Accretion/amortization on fixed maturities	(9,736)	(5,975)
Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(175,080)	(151,289)
Unearned premiums ceded	(24,728)	(3,323)
Deferred acquisition costs	(20,439)	(21,977)
Funds withheld	(3,386)	(5,138)
Loss and loss adjustment expense reserves	47,063	112,627
Unearned premiums	210,635	170,361
Insurance and reinsurance balances payable	21,478	883
Other changes in assets and liabilities, net	4,785	3,984
Net cash provided by operating activities	168,054	166,894

Cash flows provided by (used in) investing activities:
Net cash received in acquisitions of subsidiaries	4,729	4,581
Purchases of fixed income securities	(936,439)	(838,231)
Sales and maturities of fixed income securities	1,230,546	574,260
Purchases of equity securities	(39,974)	(25,171)
Purchases of other investments	(330,203)	(69,405)
Sales of other investments	144,675	–
Purchases of fixed assets	(10,786)	(3,666)
Net cash provided by (used in) investing activities	62,548	(357,632)

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	(364)	171,644
Issue of notes, net of issuance costs paid	–	98,940
Contribution of minority interest	(429)	83,100
Repurchase of minority interest	(8,652)	–
Dividend paid on common shares	(6,825)	–
Repayment of long term debt	(9,195)	–
Other	(4,003)	(763)
Net cash (used in) provided by financing activities	(29,468)	352,921

Effect of foreign exchange rate on cash and cash equivalents	(998)	(1,490)

Increase in cash and cash equivalents	200,136	160,693
Cash and cash equivalents - beginning of period	362,680	261,352
Cash and cash equivalents - end of period	$562,816	$422,045

Supplemental cash flow information:
Receivable for investments sold	$2,942	$–
Payable for investments purchased	$6,162	$1,201
Interest paid	$10,679	$6,416

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

  The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company's principal estimates are for loss and loss adjustment expenses, estimates of premiums written, premiums earned, acquisition costs and share based compensation.  The Company reviews and revises these estimates as appropriate based on current information. Any adjustments made to these estimates are reflected in the period the estimates are revised.

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

2.       New Accounting Pronouncements

  The Company maintains a contributory defined benefit plan that covers certain employees at Flagstone Suisse.  The Company accounts for this pension plan using the accrual method, consistent with the requirements of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132” (“SFAS 158”), which was adopted by the Company on January 1, 2008.  SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status through comprehensive income in the year in which the changes occur.  An unfunded transitional liability of $0.6 million was recorded in accumulated other comprehensive income at January 1, 2008 and is being amortized over the estimated average remaining service life of 12.2 years.  The net periodic pension expense for 2008 is expected to be approximately $1.2 million, of which $0.3 million and $0.6 million has been recorded as a pension expense in the three and six months ended June 30, 2008, respectively.  A pension asset of $0.8 million and a pension liability of $1.1 million were recognized in the June 30, 2008 unaudited condensed consolidated balance sheet.  The Company funds the plan at the amount required by local legal requirements.

  In March 2008, the FASB released Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The adoption of SFAS 161 will not affect consolidated financial condition and results of operations, and the Company is currently assessing the impact of this statement on its disclosure requirements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

  In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) which identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. This Statement makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s (“PCAOB”) related amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”, to remove the GAAP hierarchy from its auditing standards.

          In May 2008, the FASB also issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60” (“SFAS 163”) which prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 applies to financial guarantee insurance and reinsurance contracts issued by insurers subject to Statement No. 60 “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). The Statement does not apply to insurance contracts that are similar to financial guarantee insurance contracts such as mortgage guaranty or trade-receivable insurance, financial guarantee contracts issued by noninsurance entities, or financial guarantee contracts that are derivative instruments within the scope of SFAS 133. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements about the risk-management activities of the insurance enterprise that are effective for the first quarter beginning after the Statement was issued. Except for those disclosures, early application is prohibited. SFAS 163 is not expected to have an effect on the Company as we do not enter into financial guarantee contracts.

3.	Business Combinations

Imperial Reinsurance Company Limited

          On June 26, 2008, Flagstone Suisse purchased 3,714,286 shares (representing a 65% interest) in Imperial Reinsurance Company Limited (“Imperial Re”) for a purchase price of $18.6 million.  The Company recorded $1.1 million of goodwill on the acquisition.  The Company is in the process of determining the valuation of certain intangible assets.  The allocation of the purchase price is therefore subject to change to account for the outcome of the valuation of these intangible assets.  In July, 2008, the South Africa Registrar of Companies recorded a change of name from Imperial Re to Flagstone Reinsurance Africa Limited (“Flagstone Africa”).

          Flagstone provides technical underwriting, modeling, and actuarial support to Flagstone Africa's underwriting operations pursuant to the Technical Underwriting Agreement between Flagstone and Flagstone Africa dated October 2007.  There have been no changes to the Technical Underwriting Agreement. In addition, Flagstone also has a Quota Share arrangement with Flagstone Africa.

          Flagstone Africa is domiciled in South Africa and writes multiple lines of reinsurance in sub-Saharan Africa. This acquisition dovetails with the Company’s strategy, giving Flagstone capacity in a fast growing and technically adequate market. The Company believes that its capital and technical support will enhance Flagstone Africa’s services, increase market penetration and broaden product distribution, both by line of business and geographically within Africa.

Island Heritage

          On June 30, 2008, the Company acquired an additional 16,919 shares in Island Heritage (representing 5% of its common shares) for total consideration of $3.3 million.  The Company recorded $1.3 million of goodwill on the acquisition.

4.       Investments

Fair value disclosure

  The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.  In accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the Company determined that its investments in U.S. government securities, equity securities and fixed income fund are stated at Level 1 fair value. Investments in corporate bonds, mortgage-backed securities, hedge funds, and asset backed securities, real estate investment trust (“REITs”) and REIT funds are stated at Level 2, whereas the Company’s investment in Alliance International Reinsurance Public Company Limited (“Alliance Re” – see Note 11) and the investment funds that are private placement investments and catastrophe bonds are stated at Level 3 fair value.  During the quarter ended June 30, 2008, the Company purchased a 14.6% interest in Alliance Re. The investment in Alliance Re has been recorded at fair value based on the recently completed arms length purchase negotiated between the Company and external third parties.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

          As at June 30, 2008 and December 31, 2007, the Company’s investments are allocated between levels as follows:

	Fair Value Measurement at June 30, 2008, using:

			Significant Other	Significant Other
	Fair Value	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
Fixed maturity investments	$804,798	$409,958	$394,840	$–
Short term investments	20,196	20,196	–	–
Equity investments	107,935	107,935	–	–
	932,929	538,089	394,840	–
Other Investments
Alliance Re	6,846	–	–	6,846
Real estate investment trust funds	69,679	–	69,679	–
Investment funds	31,268	–	19,404	11,864
Catastrophe bonds	40,081	–	–	40,081
Fixed income fund	316,267	316,267	–	–
	464,141	316,267	89,083	58,791

Totals	$1,397,070	$854,356	$483,923	$58,791

	Fair Value Measurement at December 31, 2007, using:

			Significant Other	Significant Other
	Fair Value	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
Fixed maturity investments	$1,109,105	$471,811	$637,294	$–
Short term investments	23,616	4,914	18,702	–
Equity investments	74,357	74,357	–	–
	1,207,078	551,082	655,996	–
Other Investments
Real estate investment trusts	12,204	–	12,204	–
Investment funds	31,249	–	20,041	11,208
Catastrophe bonds	36,619	–	–	36,619
Fixed income fund	212,982	212,982	–	–
	293,054	212,982	32,245	47,827

Totals	$1,500,132	$764,064	$688,241	$47,827

  For reconciliation purposes, the table above does not include an equity investment of $112,000 in which the Company is deemed to have a significant influence and as such, is not accounted for at fair value under SFAS 159.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

          The reconciliation of the fair value for the Level 3 investments as at June 30, 2008, including net purchases and sales, realized gains and change in unrealized gains, is set out below:

Description	Investment funds	Catastrophe bonds	Alliance Re

Fair value, December 31, 2007	$11,208	$36,619	$–
Total unrealized gains included in earnings	1,006	33	–
Fair value, March 31, 2008	$12,214	$36,652	$–
Total unrealized gains included in earnings	(856)	(71)	–
Net purchases and sales	506	3,500	6,846
Closing fair value, June 30, 2008	$11,864	$40,081	$6,846

5.       Derivatives

          The Company writes certain reinsurance contracts that are classified as derivatives under SFAS 133. In addition, the Company enters into derivative instruments such as interest rate futures contracts, interest rate swaps, foreign currency forward contracts and foreign currency swaps in order to manage portfolio duration and interest rate risk, borrowing costs and foreign currency exposure. The Company enters into index futures contracts and total return swaps to gain or reduce its exposure to the underlying asset or index. The Company also purchases “to be announced” mortgage-backed securities (“TBAs”) as part of its investing activities and futures options on weather indexes as part of its reinsurance activities. The Company manages the exposure to these instruments based on guidelines established by management and approved by the Board of Directors.

  The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investments in foreign subsidiaries.  The gains and losses associated with changes in fair value of the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that these are effective as hedges.  All other derivatives are not designated as hedges, and accordingly, these instruments are carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses in the unaudited condensed consolidated financial statements.

Interest rate swaps

  The Company uses interest rate swap contracts in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  By using interest rate swaps, the overall duration or interest rate sensitivity of the portfolio can be altered.  The Company also uses interest rate swaps to manage its borrowing costs on its long term debt.  As of June 30, 2008 and December 31, 2007, there were a total of $nil and $389.9 million of interest rate swaps in the portfolio with a total fair value of $nil and $2.3 million, respectively.  During the three months ended June 30, 2008 and 2007, the Company recorded realized and unrealized gains on interest rate swaps of $8.0 million and realized and unrealized losses of $0.2 million respectively, and for the six months ended June 30, 2008 and 2007, the Company recorded realized and unrealized gains of $0.3 million and realized and unrealized losses of $0.2 million on interest rate swaps.

  The interest rate swap agreements entered into between the Company and Lehman Brothers Special Financing Inc. on December 7, 2007, as well as the agreement entered into between the Company and Citibank N.A. on December 7, 2007, were unwound during the second quarter of 2008.

Foreign currency swaps

  The Company periodically uses foreign currency swaps to minimize the effect of fluctuating foreign currencies. In September 2006, the Company entered into a foreign currency swap, in relation to the Euro-denominated Deferrable Interest Debentures (“Deferrable Interest Debentures”). Under the terms of the foreign currency swap, the Company exchanged €13.0 million for $16.7 million, will receive Euro Interbank Offered Rate (“Euribor”) plus 354 basis points and will pay London Interbank Offering Rate (“LIBOR”) plus 371 basis points. The swap expires on September 15, 2011 and had a fair value of $4.2 million and $2.5 million as at June 30, 2008 and December 31, 2007, respectively.  During the three months ended June 30, 2008 and 2007, the Company recorded realized and unrealized gains of $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2008 and 2007, the Company recorded realized and unrealized gains of $1.9 million and $0.5 million, respectively, on foreign currency swaps.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Foreign currency forwards

  The Company and its subsidiaries use foreign currency forward contracts to manage currency exposure.  The contractual amount of these contracts as at June 30, 2008 and December 31, 2007 was $481.5 million and $311.1 million, respectively, and these contracts had a fair value of $(8.3) million and $(7.1) million, respectively.  The Company has designated $427.2 million and $264.4 million of foreign currency forwards contractual value as hedge instruments, which had a fair value of $(7.8) million and $(3.4) million as at June 30, 2008 and December 31, 2007, respectively.  During the three months ended June 30, 2008 and 2007, the Company recorded $2.6 million and $1.3 million, respectively, of realized and unrealized gains on foreign currency forward contracts and for the six months ended June 30, 2008 and 2007, the Company recorded $3.0 million of realized and unrealized losses and $0.9 million of realized and unrealized gains, respectively, on foreign currency forward contracts.  During the three and six months ended June 30, 2008, the Company recorded $4.3 million of realized and unrealized gains and $25.6 million of realized and unrealized losses, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

Total return swaps

  The Company uses total return swaps to gain exposure to the U.S. real estate market.  The total return swaps allow the Company to earn the return of the underlying index while paying floating interest plus a spread to the counterparty.  As of June 30, 2008, there were total return swaps with a notional amount of $84.7 million and a fair value of $(4.3) million in the portfolio and as of December 31, 2007, the notional amount of the total return swaps was $14.2 million and they had a fair value of $(4.9) million.  During the three months ended June 30, 2008 and 2007, the Company recorded $4.5 million and $1.7 million of realized and unrealized losses, respectively, on total return swaps and for the six months ended June 30, 2008 and 2007, the Company recorded $4.8 million and $2.8 million of realized and unrealized losses, respectively, on total return swaps.

To be announced mortgage backed securities

  By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative in the consolidated financial statements. At June 30, 2008 and December 31, 2007, the notional principal amount of TBAs was $69.8 million and $18.2 million and the fair value was $0.2 million and $0.2 million, respectively. During the three months ended June 30, 2008 and 2007, the Company recorded $0.7 million and $0.7 million, respectively, of realized and unrealized losses and for the six months ended June 30, 2008 and 2007, the Company recorded $0.3 million and $0.6 million, respectively, of realized and unrealized losses on TBAs.

Futures

  The Company has entered into equity index, bond index and interest rate futures. At June 30, 2008 and December 31, 2007, the notional amount of these futures was $404.1 million and $421.0 million, respectively. The net fair value of futures contracts was $(10.9) million and $(2.2) million as at June 30, 2008 and December 31, 2007, respectively. During the three months ended June 30, 2008 and 2007, the Company recorded $19.1 million and $9.6 million, respectively, of realized and unrealized gains on futures and for the six months ended June 30, 2008 and 2007, the Company recorded $0.9 million of realized and unrealized losses and $9.7 million of realized and unrealized gains, respectively, on futures.

Other reinsurance derivatives

  The Company has entered into industry loss warranty (“ILW”) transactions that may be structured as reinsurance or derivatives. For those transactions determined to be derivatives, the fair value was $(0.1) million and $(1.3) million at June 30, 2008 and December 31, 2007, respectively. During the three months ended June 30, 2008 and 2007, the Company recorded $0.5 million and $0.3 million, respectively, of realized and unrealized gains on ILWs determined to be derivatives and for the six months ended June 30, 2008 and 2007, the Company recorded $1.2 million and $0.4 million, respectively, of realized and unrealized gains on ILWs determined to be derivatives.

  Beginning in 2008, the Company entered into futures options contracts, both purchased and written, on major hurricane indexes that are traded on the Chicago Mercantile Exchange.  As at June 30, 2008, the notional net exposure under those weather derivatives was $4.5 million.  The net notional exposure is determined based on the futures exchange futures specifications.  The net fair value of the options were recorded on the balance sheet, with purchased options of $2.2 million recorded in other assets and written options of $3.2 million recorded in other liabilities.  The unrealized gains and losses recorded on the hurricane indexes were $nil during the three months and six months ended June 30, 2008.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Fair value disclosure

  In accordance with SFAS 157, the fair value of derivative instruments held as of June 30, 2008 and December 31, 2007 is allocated between levels as follows:

	Fair Value Measurement at June 30, 2008, using:

	Fair Value Measurements	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Derivatives
Futures contracts	$(10,914)	$(10,914)	$–	$–
Swaps	(56)	–	(56)	–
Forward currency contracts	(8,334)	–	(8,334)	–
Mortgage backed securities TBA	213	–	213	–
Other reinsurance derivatives	(1,165)	–	(1,038)	(127)
Total derivatives	$(20,256)	$(10,914)	$(9,215)	$(127)

	Fair Value Measurement at December 31, 2007, using:

	Fair Value Measurements	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Derivatives
Futures contracts	$(2,228)	$(2,228)	$–	$–
Swaps	(153)	–	(153)	–
Forward currency contracts	(7,067)	–	(7,067)	–
Mortgage backed securities TBA	173	–	173	–
Other reinsurance derivatives	(1,305)	–	–	(1,305)
Total derivatives	$(10,580)	$(2,228)	$(7,047)	$(1,305)

  Derivatives are recorded on the balance sheet as other assets or other liabilities.

  The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

Other reinsurance derivatives
Opening fair value, December 31, 2007	$(1,305)
Total unrealized gains included in earnings	714
Closing fair value, March 31, 2008	(591)
Total unrealized gains included in earnings	464
Closing fair value, June 30, 2008	$(127)

6.      Debt and Financing Arrangements

Long term debt

  During the quarter ended June 30, 2008, the Company repurchased, in a privately negotiated transaction, $11.25 million of principal amount of its outstanding $100.0 million Floating Rate Deferrable Interest Junior Subordinated Notes (the “Notes”).  The purchase price paid for the Notes was 81% of face value, representing a discount of 19%.  The repurchase resulted in a gain of $2.0 million, net of unamortized debt issuance costs of $0.1 million that were written off.  As a result, the gain has been included as a gain on early extinguishment of debt under “Other income” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2008.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

  Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures, to the earliest they may be called by the Company.  For the three months ended June 30, 2008 and 2007, the Company incurred interest expense of $4.6 million and $3.5 million, respectively, and for the six months ended June 30, 2008 and 2007, the Company incurred interest expense of $9.9 million, and $6.8 million, respectively, on the Deferrable Interest Debentures.  Also, at June 30, 2008 and December 31, 2007, the Company had $1.4 million and $1.9 million, respectively, of interest payable included in other liabilities in the unaudited condensed consolidated balance sheets.

Letter of credit facility

  In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A.  In April 2007, the Company increased its uncommitted letter of credit facility agreement with Citibank N.A. from $200.0 million to $400.0 million. As at June 30, 2008 and December 31, 2007, $72.1 million and $73.8 million, respectively, had been drawn under this facility, and the drawn amount of the facility was secured by $80.1 million and $82.0 million, respectively, of fixed maturity securities from the Company’s investment portfolio.

  In September 2007, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Wachovia Bank, N.A.  Although the Company has not drawn upon this facility as at June 30, 2008, if drawn upon, the utilized portion of the facility will be secured by an appropriate portion of securities from the Company’s investment portfolio.

  These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of the letters of credit outstanding at any given time.

7.      Share Based Compensation

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

Performance Share Units

  The Performance Share Unit Plan (“PSU Plan”) is the Company’s shareholder approved primary executive long-term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of Board of the Directors, Performance Share Units (“PSUs”) may be granted to executive officers and certain other key employees and vesting is contingent upon the Company meeting certain diluted return-on-equity (“DROE”) goals.

  A summary of the activity under the PSU Plan as at June 30, 2008 and changes during the three months and six months ended June 30, 2008 is as follows:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Number	Weighted average grant date fair value	Weighted average remaining contractual term	Number	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	2,308,658	$12.63	1.8	1,658,700	$12.07	1.7
Granted	4,000	12.00		731,958	13.89
Forfeited	–	0.00		(78,000)	12.54
Outstanding at end of period	2,312,658	12.63	1.5	2,312,658	12.63	1.5

  As at June 30, 2008 and December 31, 2007, there was a total of $17.9 million and $11.9 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 2.0 and 2.1 years, respectively.  Compensation expense of $2.5 million and $1.5 million has been recorded in general and administrative expenses for the three months ended June 30, 2008 and 2007, respectively, and $4.8 million and $2.8 million has been recorded in general and administrative expenses for the six months ended June 30, 2008 and 2007, respectively, in relation to the PSU Plan.

  No PSUs have vested or been cancelled since the inception of the PSU Plan.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Restricted Share Units

  Beginning July 1, 2006, the Company granted Restricted Share Units (“RSUs”) to certain employees and directors of the Company.  The purpose of the Restricted Share Unit Plan (“RSU Plan”) is to encourage employees and directors of the Company to further the development of the Company and to attract and retain the key employees for the Company’s long-term success. The RSUs granted to employees vest over a period of approximately two years while RSUs granted to directors vest on the grant date.

  A summary of the activity under the RSU Plan as at June 30, 2008 and changes during the three months and six months ended June 30, 2008 are as follows:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Number	Weighted average grant date fair value	Weighted average remaining contractual term	Number	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	532,558	$13.04	0.8	326,610	$12.45	0.6
Granted	8,600	12.15		239,315	13.82
Forfeited	(3,950)	13.35		(20,900)	13.67
Vested in the period	(59,700)	10.72		(67,517)	10.81
Outstanding at end of period	477,508	13.32	0.7	477,508	13.32	0.7

  As at June 30, 2008 and December 31, 2007, there was a total of $2.3 million and $1.3 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.2 and 0.9 years, respectively.  A compensation expense of $0.7 million and $1.1 million has been recorded in general and administrative expenses for the three months ended June 30, 2008 and 2007, respectively, and $2.0 million and $1.4 million has been recorded in general and administrative expenses for the six months ended June 30, 2008 and 2007, respectively, in relation to the RSU Plan.

  During the quarter ended June 30, 2008, 59,700 RSUs granted to employees vested.  No other RSUs granted to employees since the inception of the RSU Plan in July 2006 have vested and no RSUs granted to employees have been cancelled since the inception of the RSU Plan.  During the three months ended June 30, 2008 and 2007, respectively, nil and 61,761 RSUs and for the six months ended June 30, 2008 and 2007, respectively, 55,715 and 61,761 RSUs were granted to the directors.

8.       Earnings Per Common Share

  The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Basic earnings per common share
Net income	$41,948	$14,694	$74,808	$50,304
Weighted average common shares outstanding	85,317,247	85,050,638	85,314,637	78,408,388
Weighted average vested restricted share units	152,958	89,119	155,406	71,570
Weighted average common shares outstanding—Basic	85,470,205	85,139,757	85,470,043	78,479,958
Basic earnings per common share	$0.49	$0.17	$0.88	0.64

Diluted earnings per common share
Net income	$41,948	$14,694	$74,808	$50,304
Weighted average common shares outstanding	85,317,247	85,050,638	85,314,637	78,408,388
Weighted average vested restricted share units outstanding	152,958	89,119	155,406	71,570
	85,470,205	85,139,757	85,470,043	78,479,958
Share equivalents:
Weighted average unvested restricted share units	168,301	58,390	244,153	49,673
Weighted average common shares outstanding—Diluted	85,638,506	85,198,147	85,714,196	78,529,631
Diluted earnings per common share	$0.49	$0.17	$0.87	$0.64

  As at June 30, 2008 and 2007, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.  Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at June 30, 2008 and 2007, there were 2,312,658 and 1,538,000 PSUs outstanding, respectively.  The maximum number of common shares that could be issued under the PSU Plan at June 30, 2008 and 2007 was 4,625,316 and 3,076,000, respectively.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

9.       Legal Proceedings

  In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  As at June 30, 2008, the Company was not a party to any litigation or arbitration proceedings.

10.    Segment Reporting

  The Company holds a controlling interest in Island Heritage Holdings Company (“Island Heritage”), whose primary business is insurance.  As a result of the strategic significance of the insurance business to the Company, and given the relative size of revenues generated by the insurance business, the Company revised its segment structure, effective January 1, 2008, to better align the Company’s operating and reporting structure with its current strategy.  The Company determined that the allocation of resources and the assessment of performance should be reviewed separately for both segments.  The Company is currently organized into two business segments: Reinsurance and Insurance.  The Company regularly reviews its financial results and assesses performance on the basis of these two operating segments.

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

2)
Property Reinsurance. We also provide reinsurance on a pro rata share basis and per risk excess of loss basis. Per risk reinsurance protects insurance companies on their primary insurance risks on a single risk basis, for example, covering a single large building.  All property per risk and pro rata business is written with loss limitation provisions, such as per occurrence or per event caps, which serve to limit exposure to catastrophic events.

3)
Short-tail Specialty and Casualty Reinsurance. We also provide short-tail specialty and casualty reinsurance for risks such as aviation, energy, accident and health, satellite, marine and workers’ compensation catastrophe.  Most short-tail specialty and casualty reinsurance is written with loss limitation provisions.

Insurance

  The Company has established an Insurance segment for the six months ended June 30, 2008, as a result of the insurance business operated through Island Heritage, a property insurer based in the Cayman Islands which primarily is in the business of insuring homes, condominiums and office buildings in the Caribbean region.  The Company gained a controlling interest in Island Heritage in the third quarter of 2007, and as a result, there are no comparatives for the three or six months ended June 30, 2007.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

  The following tables provide a summary of gross and net written and earned premiums, underwriting results, total assets, reserves and ratios for each of our business segments for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Underwriting Revenues
Gross premiums written	$244,505	$26,673	$271,178	$181,345	$–	$181,345
Premiums ceded	(15,039)	(23,396)	(38,435)	–	–	–
Net written premiums	229,466	3,277	232,743	181,345	–	181,345
Change in net unearned premiums	(95,178)	4,202	(90,976)	(69,503)	–	(69,503)
Net premiums earned	134,288	7,479	141,767	111,842	–	111,842
Other insurance related income	569	(341)	228	197	–	197
Total underwriting revenues	134,857	7,138	141,995	112,039	–	112,039
Underwriting Expenses
Losses and loss adjustment expenses	56,151	147	56,298	77,257	–	77,257
Acquisition costs	24,074	3,136	27,210	14,725	–	14,725
General and administrative expenses	22,686	1,528	24,214	13,800	–	13,800
Total underwriting expenses	102,911	4,811	107,722	105,782	–	105,782
Underwriting Income	$31,946	$2,327	$34,273	$6,257	$–	$6,257
Total Assets	$2,349,458	$123,718	$2,473,176	$1,910,448	$–	$1,910,448
Net reserves for loss and loss adjustment expenses	$230,546	$3,050	$233,596	$135,143	$–	$135,143

Ratios
Loss ratio	41.8%	2.0%	39.7%	69.1%	0.0%	69.1%
Acquisition cost ratio	17.9%	41.9%	19.2%	13.2%	0.0%	13.2%
General and administrative expense ratio	16.9%	20.4%	17.1%	12.3%	0.0%	12.3%
Combined ratio	76.6%	64.3%	76.0%	94.6%	0.0%	94.6%

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Underwriting Revenues
Gross premiums written	$467,646	$45,778	$513,424	$388,358	$–	$388,358
Premiums ceded	(20,359)	(34,090)	(54,449)	(8,245)	–	(8,245)
Net written premiums	447,287	11,688	458,975	380,113	–	380,113
Change in net unearned premiums	(184,878)	2,927	(181,951)	(167,045)	–	(167,045)
Net premiums earned	262,409	14,615	277,024	213,068	–	213,068
Other insurance related income	781	488	1,269	422	–	422
Total underwriting revenues	263,190	15,103	278,293	213,490	–	213,490
Underwriting Expenses
Losses and loss adjustment expenses	95,953	112	96,065	125,005	–	125,005
Acquisition costs	44,984	6,391	51,375	27,443	–	27,443
General and administrative expenses	46,819	3,944	50,763	28,469	–	28,469
Total underwriting expenses	187,756	10,447	198,203	180,917	–	180,917
Underwriting Income	$75,434	$4,656	$80,090	$32,573	$–	$32,573
Total Assets	$2,349,458	$123,718	$2,473,176	$1,910,448	$–	$1,910,448
Net reserves for loss and loss adjustment expenses	$230,546	$3,050	$233,596	$135,143	$–	$135,143
Ratios
Loss ratio	36.6%	0.8%	34.7%	58.7%	0.0%	58.7%
Acquisition cost ratio	17.1%	43.7%	18.5%	12.9%	0.0%	12.9%
General and administrative expense ratio	17.8%	27.0%	18.3%	13.3%	0.0%	13.3%
Combined ratio	71.5%	71.5%	71.5%	84.9%	0.0%	84.9%

  The following table reconciles underwriting income to income before income taxes, minority interest and interest in earnings of equity investments for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Underwriting income	$34,273	$6,257	$80,090	$32,573
Net investment income	13,279	20,531	31,975	34,162
Net realized and unrealized (losses) gains - investments	(9,339)	(3,741)	(21,751)	767
Net realized and unrealized (losses) gains - other	11,132	1,840	(1,105)	1,846
Other income	1,899	54	2,582	502
Interest expense	(4,609)	(3,520)	(9,949)	(6,784)
Net foreign exchange (gains) losses	(1,630)	56	5,069	1,338
Income before income taxes, minority interest and interest in earnings of equity investments	$45,005	$21,477	$86,911	$64,404

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

11.    Commitment

Alliance Re

  On April 28, 2008, the Company announced its intention to purchase, via a subsidiary, up to 29.96% of Alliance Re from current shareholders.  The acquisition was partially completed in the second quarter of 2008 through the purchase of 9,977,664 shares (14.6%) for $6.8 million.  The remaining 15.36% is to be acquired in the third quarter of 2008 at an estimated cost of $7.19 million subject to closing conditions.

  Alliance Re, domiciled in the Republic of Cyprus and publicly traded on the Cyprus Stock Exchange (ticker “ALL”), is a specialist property and casualty reinsurer writing multiple lines of business in Europe, Asia, and the Middle East and North Africa regions.  As part of the relationship, Flagstone may provide technical support in the form of modeling and actuarial resources and a quota share arrangement in order to further assist in the growth and development of Alliance Re.

12.    Subsequent Event

  On July 16, 2008, a quarterly dividend of $0.04 per common share was declared.  The dividend is payable on August 15, 2008 to shareholders of record at the close of business on July 31, 2008.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

  The following is a discussion and analysis of our financial condition as at June 30, 2008 and December 31, 2007 and our results of operations for the three and six months ended June 30, 2008 and 2007.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Form 10-K for the year ended December 31, 2007.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” contained in our Form 10-K, filed with the SEC on March 19, 2008, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

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

Executive Overview

  We are a global reinsurance and insurance company. Through our subsidiaries, we write primarily property, property catastrophe and short-tail specialty and casualty reinsurance and through Island Heritage, we primarily write property insurance.

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

  We derive our revenues primarily from net premiums earned from the reinsurance and insurance policies we write, net of any retrocessional or reinsurance coverage purchased, net investment income from our investment portfolio, and fees for services provided.  Premiums are generally a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are normally due in installments and earned over the contract term, which ordinarily is twelve months.

Index

  Our expenses consist primarily of the following types: loss and loss adjustment expenses incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our PSU and RSU Plans, and other general operating expenses; interest expenses related to our debt obligations; and minority interest, which represents the interest of external parties with respect to the net income of Mont Fort Re Ltd. (“Mont Fort”), Island Heritage, and Flagstone Africa.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal.

  The Company holds a controlling interest in Island Heritage, whose primary business is insurance.  As a result of the strategic significance of the insurance business to the Company, and given the relative size of revenues generated by the insurance business, the Company revised its segment structure, effective January 1, 2008, to better align the Company’s operating and reporting structure with its current strategy.  The Company determined that the allocation of resources and the assessment of performance should be reviewed separately for both segments.  The Company is currently organized into two business segments: Reinsurance and Insurance.  The Company regularly reviews its financial results and assesses performance on the basis of these two operating segments.

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

(2)
Property Reinsurance. We also provide reinsurance on a pro rata share basis and per risk excess of loss basis. Per risk reinsurance protects insurance companies on their primary insurance risks on a single risk basis, for example, covering a single large building.  All property per risk and pro rata business is written with loss limitation provisions, such as per occurrence or per event caps, which serve to limit exposure to catastrophic events.

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

Insurance

  The Company has established a new Insurance segment for the six months ended June 30, 2008, which included the insurance business generated through Island Heritage, a property insurer based in the Cayman Islands which primarily is in the business of insuring homes, condominiums and office buildings in the Caribbean region.  The Company gained controlling interest of Island Heritage in the third quarter of 2007.

Critical Accounting Policies

  Critical accounting policies at June 30, 2008 have not changed compared to December 31, 2007.  The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Index

New Accounting Pronouncements

Post Retirement Benefits

  The Company maintains a contributory defined benefit plan that covers certain employees at Flagstone Suisse.  The Company accounts for this pension plan using the accrual method, consistent with the requirements of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132” (“SFAS 158”), which was adopted by the Company on January 1, 2008.  SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status through comprehensive income in the year in which the changes occur.  An unfunded transitional liability of $0.6 million was recorded in accumulated other comprehensive income at January 1, 2008 and is being amortized over the estimated average remaining service life of 12.2 years.  The net periodic pension expense for 2008 is expected to be approximately $1.2 million, of which $0.3 million and $0.6 million have been recorded as a pension expense in the three and six months ended June 30, 2008.  A pension asset of $0.8 million and a pension liability of $1.1 million were recognized in the June 30, 2008 unaudited condensed consolidated balance sheet.  The Company funds the plan at the amount required by local legal requirements.

  In March 2008, the FASB released Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The adoption of SFAS 161 will not affect our consolidated financial condition and results of operations, and the Company is currently assessing the impact of this statement on its disclosure requirements.

  In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. This Statement makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”, to remove the GAAP hierarchy from its auditing standards.

  In May 2008, the FASB also issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60”. SFAS 163 prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 applies to financial guarantee insurance and reinsurance contracts issued by insurers subject to SFAS 60, “Accounting and Reporting by Insurance Enterprises”. The Statement does not apply to insurance contracts that are similar to financial guarantee insurance contracts such as mortgage guaranty or trade-receivable insurance, financial guarantee contracts issued by noninsurance entities, or financial guarantee contracts that are derivative instruments within the scope of SFAS 133. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements about the risk-management activities of the insurance enterprise that are effective for the first quarter beginning after the Statement was issued. Except for those disclosures, early application is prohibited.  SFAS 163 is not expected to have an effect on the Company as we do not enter into financial guarantee contracts.

Index

Recent Developments

Imperial Re

  On June 26, 2008, Flagstone Suisse purchased 3,714,286 shares (representing a 65% interest) in Imperial Re for a purchase price of $18.6 million.  The Company recorded $1.1 million of goodwill on the acquisition.  The Company is in the process of determining the valuation of certain intangible assets; thus the allocation of the purchase price is therefore subject to change to account for the outcome of the valuation of these intangible assets.  In July 2008, the South Africa Registrar of Companies recorded a change of name from Imperial Re to Flagstone Reinsurance Africa Limited.

  Flagstone Africa is domiciled in South Africa and writes multiple lines of reinsurance in sub-Saharan Africa. This acquisition dovetails with the Company’s strategy, giving Flagstone capacity in a fast growing and technically adequate market. The Company believes that its capital and technical support will enhance Flagstone Africa’s services, increase market penetration and broaden product distribution, both by line of business and geographically within Africa.

Alliance Re

  On April 28, 2008, the Company announced its intention to purchase, via a subsidiary, up to 29.96% of Alliance Re from current shareholders.  The acquisition was partially completed in the second quarter of 2008 through the purchase of 9,977,664 shares (14.6%) for $6.8 million.  The remaining 15.36% is to be acquired in the third quarter of 2008 at an estimated cost of $7.19 million subject to closing conditions.

  Alliance Re, domiciled in the Republic of Cyprus and publicly traded on the Cyprus Stock Exchange (ticker “ALL”), is a specialist property and casualty reinsurer writing multiple lines of business in Europe, Asia, and the Middle East and North Africa regions.  As part of the relationship, Flagstone may provide technical support in the form of modeling and actuarial resources and a quota share arrangement in order to further assist in the growth and development of Alliance Re.

Island Heritage

  On June 30, 2008, the Company acquired an additional 16,919 shares in Island Heritage (representing 5% of its common shares) for total consideration of $3.3 million.  The Company recorded $1.3 million of goodwill on the acquisition.

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

 The Company’s U.S. government securities, equity securities and fixed income fund are stated at fair value as determined by the quoted market price of these securities as provided either by independent pricing services or exchange market prices or, when such prices are not available, by reference to broker or underwriter quotes.  For securities priced using broker or underwriter quotes, we have determined that these quotes are the best estimates of the fair value of these securities when the market for the securities is considered active and multiple quotes with identical prices can be obtained.  The fair value of the corporate bonds, mortgage-backed securities, asset-backed securities and REITs are derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history.  Investment funds and other investments are stated at fair value as determined by either the most recently published net asset value – being the fund’s holdings in quoted securities adjusted for administration expenses – or the most recently advised net asset value as advised by the fund adjusted for cash flows – where the fund’s holdings are in private equity investments.  Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.  The private equity investments are valued by the investment fund managers using the valuations and financial statements provided by the general partners on a quarterly basis.  These valuations are then adjusted by the investment fund managers for the cash flows since the most recent valuation.  The valuation methodology used for the investment funds are consistent with the investment industry.  Derivative instruments are stated at fair value and are determined by the quoted market price for futures contracts and by observable market inputs for foreign currency forwards, total return swaps, currency swaps, interest rates swaps, and TBAs.  The Company fair values reinsurance derivative contracts using internal valuation models, with the significant inputs to the valuation models being the underlying risk exposure and the time left to the end of the contract.  During the quarter ended June 30, 2008, the Company purchased a 14.6% interest in Alliance Re. The investment in Alliance Re has been recorded at fair value based on the recently completed arms length purchase negotiated between the Company and external third parties.

Index

  At June 30, 2008, the fair value of the securities classified as Level 3 under SFAS 157 was $58.8 million, or approximately 4.2% of total investment assets measured at fair value.  There were no changes in the SFAS 157 classifications for the invested assets for the six months ended June 30, 2008.  Refer to Notes 4 and 5 of the unaudited condensed financial statements for a breakdown of the fair value measurements.

  Investments are recorded on a trade date basis and realized gains and losses on sales of investments are determined on a first-in, first-out basis.

Results of Operations - For the Three and Six Months Ended June 30, 2008 and 2007

  The Company’s reporting currency is the U.S. dollar.  The Company’s subsidiaries have one of the following functional currencies: U.S. dollar, Euro, Swiss franc, Indian rupee, British pound, Canadian dollar or South African rand.  As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons.  To the extent that fluctuations in foreign currency exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections.  See Note 2 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, in the Company’s Form 10-K filed with the SEC on March 19, 2008, for a discussion on translation of foreign currencies.

  During the quarter ended June 30, 2008, the U.S. dollar strengthened approximately 2.8% against the Swiss franc and 6.8% against the Indian rupee.  For the six months ended June 30, 2008, the U.S. dollar weakened approximately 10.8% against the Swiss franc and 7.7% against the Euro, and strengthened approximately 3.2% against the Canadian dollar and 8.4% against the Indian rupee.

Summary Overview

  We generated $41.9 million and $74.8 million of net income for the three and six months ended June 30, 2008, respectively, compared to net income of $14.7 million and $50.3 million, respectively, for the same periods in 2007.  The results of Island Heritage were not consolidated in our results of operations for the three and six months ended June 30, 2007.  The increase in net income for the three and six months ended June 30, 2008 of $27.3 million and $24.5 million, respectively, as compared to the same periods in 2007 is primarily due to:

	For the three months ended June 30, 2008	For the six months ended June 30, 2008
- an increase in underwriting income of:	$28.0 million	$47.5 million
- a decrease in investment income of:	$(7.3) million	$(2.2) million
- an increase (decrease) in the net realized and unrealized gains (losses) on investments and other derivative instruments of:	$3.7 million	$(25.5) million
- an increase in other income, net of other reinsurance related income, of:	$1.8 million	$2.1 million
- a net decrease in other expenses of:	$1.1 million	$2.6 million

  These items are discussed in the following sections.

  As a result of our net income for the six months ended June 30, 2008, our diluted book value per share increased to $14.53 compared to $13.87 at December 31, 2007, representing an increase of 5.3%, inclusive of dividends.

Index

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

REVENUES
Gross premiums written	$271,178	$181,345	$513,424	$388,358
Premiums ceded	(38,435)	–	(54,449)	(8,245)
Net premiums written	232,743	181,345	458,975	380,113
Change in net unearned premiums	(90,976)	(69,503)	(181,951)	(167,045)
Net premiums earned	141,767	111,842	277,024	213,068
Net investment income	13,279	20,531	31,975	34,162
Net realized and unrealized (losses) gains - investments	(9,339)	(3,741)	(21,751)	767
Net realized and unrealized gains (losses) - other	11,132	1,840	(1,105)	1,846
Other income	2,127	251	3,851	924
Total revenues	158,966	130,723	289,994	250,767

EXPENSES
Loss and loss adjustment expenses	56,298	77,257	96,065	125,005
Acquisition costs	27,210	14,725	51,375	27,443
General and administrative expenses	24,214	13,800	50,763	28,469
Interest expense	4,609	3,520	9,949	6,784
Net foreign exchange losses (gains)	1,630	(56)	(5,069)	(1,338)
Total expenses	113,961	109,246	203,083	186,363
Income before income taxes, minority interest and interest in earnings of equity investments	45,005	21,477	86,911	64,404
Provision for income tax	(442)	(77)	(1,307)	(122)
Minority interest	(2,615)	(7,892)	(10,796)	(15,625)
Interest in earnings of equity investments	–	1,186	–	1,647
NET INCOME	$41,948	$14,694	$74,808	$50,304

Change in currency translation adjustment	(2,766)	(1,741)	(4,186)	(2,017)
COMPREHENSIVE INCOME	$39,182	$12,953	$70,622	$48,287

Weighted average common shares outstanding—Basic	85,470,205	85,139,757	85,470,043	78,479,958
Weighted average common shares outstanding—Diluted	85,638,506	85,198,147	85,714,196	78,529,631
Net income per common share outstanding—Basic	$0.49	$0.17	$0.88	$0.64
Net income per common share outstanding—Diluted	$0.49	$0.17	$0.87	$0.64
Dividends declared per common share	$0.04	$-	$0.08	$–

Outlook and Trends

Pricing in most insurance and reinsurance markets is generally cyclical in nature and currently softening with few exceptions.  In the first half of 2008, we generally saw moderate price decreases globally, with other reinsurance terms and conditions generally holding up better than pricing. Overall, the reinsurance market has demonstrated reasonable underwriting and discipline in our view, softening less than expected and as in the more competitive primary insurance market. In the U.S. peak property zones, particularly on business exposed to hurricane we saw less competitive pricing than for earthquake as increased demand for capacity held pricing to more adequate levels. We believe the U.S. industry losses resulting from tornado and wildfire catastrophic events in the first half of 2008 have led to an increase in net retained losses to the primary companies and the recognition of this “other than hurricane” catastrophe risk by market participants is creating increased demand for catastrophe aggregate excess of loss products. Outside of property business in U.S. peak zones, pricing during the first half of 2008 was mixed as we observed instances of upward price movement for programs having losses but, more frequently, price decreases.  As a result of this overall downward trend, it appears that we are in the midst of a more challenging market environment as rates continue to soften in many territories and lines of business.  At the current time there seems little to stop this slide in price and we will have to wait until the summer Atlantic hurricane season has passed and the industry conventions occur in autumn in order to gain a better picture for what we might expect for the January 2009 renewals on a global basis.  Thus it has been crucial for us to remain highly disciplined in our underwriting and pricing approach and be willing to walk away from business that falls below our technical minimums as we have readily demonstrated to date.

Underwriting Results by Segment

   Effective January 1, 2008, the Company is organized into two reportable segments, Reinsurance and Insurance. Our Reinsurance segment provides reinsurance through our property, property catastrophe and short-tail specialty and casualty reinsurance business units. Our Insurance segment provides insurance through Island Heritage.

Index

  The following tables provide a summary of gross and net written and earned premiums, underwriting results, total assets, ratios and reserves for each of our business segments for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Underwriting Revenues
Gross premiums written	$244,505	$26,673	$271,178	$181,345	$–	$181,345
Premiums ceded	(15,039)	(23,396)	(38,435)	–	–	–
Net written premiums	229,466	3,277	232,743	181,345	–	181,345
Change in net unearned premiums	(95,178)	4,202	(90,976)	(69,503)	–	(69,503)
Net premiums earned	134,288	7,479	141,767	111,842	–	111,842
Other insurance related income	569	(341)	228	197	–	197
Total underwriting revenues	134,857	7,138	141,995	112,039	–	112,039
Underwriting Expenses
Losses and loss adjustment expenses	56,151	147	56,298	77,257	–	77,257
Acquisition costs	24,074	3,136	27,210	14,725	–	14,725
General and administrative expenses	22,686	1,528	24,214	13,800	–	13,800
Total underwriting expenses	102,911	4,811	107,722	105,782	–	105,782
Underwriting Income	$31,946	$2,327	$34,273	$6,257	$–	$6,257
Total Assets	$2,349,458	$123,718	$2,473,176	$1,910,448	$–	$1,910,448
Net reserves for loss and loss adjustment expenses	$230,546	$3,050	$233,596	$135,143	$–	$135,143

Ratios
Loss ratio	41.8%	2.0%	39.7%	69.1%	0.0%	69.1%
Acquisition cost ratio	17.9%	41.9%	19.2%	13.2%	0.0%	13.2%
General and administrative expense ratio	16.9%	20.4%	17.1%	12.3%	0.0%	12.3%
Combined ratio	76.6%	64.3%	76.0%	94.6%	0.0%	94.6%

Index

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Reinsurance	Insurance	Total	Reinsurance	Insurance		Total
Underwriting Revenues
Gross premiums written	$467,646	$45,778	$513,424	$388,358	$		$388,358
Premiums ceded	(20,359)	(34,090)	(54,449)	(8,245)		–	(8,245)
Net written premiums	447,287	11,688	458,975	380,113		–	380,113
Change in net unearned premiums	(184,878)	2,927	(181,951)	(167,045)		–	(167,045)
Net premiums earned	262,409	14,615	277,024	213,068		–	213,068
Other insurance related income	781	488	1,269	422		–	422
Total underwriting revenues	263,190	15,103	278,293	213,490		–	213,490
Underwriting Expenses
Losses and loss adjustment expenses	95,953	112	96,065	125,005		–	125,005
Acquisition costs	44,984	6,391	51,375	27,443		–	27,443
General and administrative expenses	46,819	3,944	50,763	28,469		–	28,469
Total underwriting expenses	187,756	10,447	198,203	180,917		–	180,917
Underwriting Income	$75,434	$4,656	$80,090	$32,573		$–	$32,573
Total Assets	$2,349,458	$123,718	$2,473,176	$1,910,448		$–	$1,910,448
Net reserves for loss and loss adjustment expenses	$230,546	$3,050	$233,596	$135,143		$–	$135,143
Ratios
Loss ratio	36.6%	0.8%	34.7%	58.7%		0.0%	58.7%
Acquisition cost ratio	17.1%	43.7%	18.5%	12.9%		0.0%	12.9%
General and administrative expense ratio	17.8%	27.0%	18.3%	13.3%		0.0%	13.3%
Combined ratio	71.5%	71.5%	71.5%	84.9%		0.0%	84.9%

Gross Premiums Written

  Details of consolidated gross premiums written by line of business and by geographic area of risk insured are provided below:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance
Property catastrophe	$182,600	67.3%	$144,389	79.6%
Property	19,057	7.0%	26,344	14.5%
Short-tail specialty and casualty	42,848	15.8%	10,612	5.9%
Insurance	26,673	9.9%	–	0.0%
Total	$271,178	100.0%	$181,345	100.0%

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance
Property catastrophe	$344,128	67.0%	$302,757	78.0%
Property	39,115	7.6%	50,900	13.1%
Short-tail specialty and casualty	84,403	16.5%	34,701	8.9%
Insurance	45,778	8.9%	–	0.0%
Total	$513,424	100.0%	$388,358	100.0%

Index

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured(1)
Caribbean (2)	$28,537	10.5%	$7,692	4.2%
Europe	10,352	3.8%	17,053	9.4%
Japan and Australasia	24,606	9.1%	17,874	9.9%
North America	165,072	60.9%	123,682	68.2%
Worldwide risks(3)	36,312	13.4%	14,058	7.8%
Other	6,299	2.3%	986	0.5%
Total	$271,178	100.0%	$181,345	100.0%

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured(1)
Caribbean (2)	$54,158	10.5%	$15,055	3.9%
Europe	75,441	14.7%	84,021	21.6%
Japan and Australasia	33,756	6.6%	29,513	7.6%
North America	242,823	47.3%	214,433	55.2%
Worldwide risks(3)	93,480	18.2%	39,664	10.2%
Other	13,766	2.7%	5,672	1.5%
Total	$513,424	100.0%	$388,358	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	Gross written premiums related to the Insurance segment are included in the Caribbean geographic area.
(3)	This geographic area includes contracts that cover risks in two or more geographic zones.

Reinsurance Segment

Overview

  The net underwriting income for the Reinsurance segment for the three and six months ended June 30, 2008 amounted to $31.9 million and $75.4 million, respectively, as compared to $6.3 million and $32.6 million, respectively, for the three and six months ended June 30, 2007.

  Our Reinsurance segment comprises three lines of business outlined below.

Gross Premiums Written

  Gross premiums written for the three months ended June 30, 2008 totaled $244.5 million, compared to $181.3 million for the three months ended June 30, 2007, representing an increase of $63.2 million, or 34.8%.  Gross premiums written for the six months ended June 30, 2008 totaled $467.6 million, compared to $388.4 million for the six months ended June 30, 2007, representing an increase of $79.2 million, or 20.4%. Details of the increase in gross premiums are detailed by line of business below.

a.	Property Catastrophe Reinsurance

  Gross property catastrophe premiums written for the three months ended June 30, 2008 were $182.6 million, compared to $144.4 million for the three months ended June 30, 2007.  The increase in property catastrophe premiums written of $38.2 million, or 26.5%, was primarily due to renewing the majority of our book at equal or increased shares, the addition of new clients partially offset by the Company’s non-renewal of certain treaties that no longer met the Company’s profitability objectives.

Index

  During the three months ended June 30, 2008, we recorded $3.1 million of gross reinstatement premiums primarily related to China winter storms and the Memorial Day Weekend Storm in the United States, compared to $0.4 million recorded for the three months ended June 30, 2007, which was primarily related to European Windstorm Kyrill.

  Gross property catastrophe premiums written for the six months ended June 30, 2008 were $344.1 million, compared to $302.8 million for the six months ended June 30, 2007.  The increase in property catastrophe premiums written of $41.3 million, or 13.7%, was primarily due to renewing the majority of our book at equal or increased shares and the addition of new clients, partially offset by the Company’s non-renewal of certain treaties that no longer met the Company’s profitability objectives.

 The proportion of property catastrophe gross premiums written as a percentage of total gross reinsurance premiums written (73.6%) is higher in the six months ended June 30, 2008 than we expect it to be for the remainder of the year because proportionally higher volumes of property catastrophe business are traditionally written in the first and second quarters, as compared to other quarters in the fiscal year.

  During the six months ended June 30, 2008, we recorded $4.3 million of gross reinstatement premiums primarily related to the events noted above as well as Windstorm Emma, compared to $5.8 million recorded for the six months ended June 30, 2007, which was primarily related to European Windstorm Kyrill.

b.	Property Reinsurance

  Gross property premiums written for the three months ended June 30, 2008 were $19.1 million, compared to $26.3 million for the three months ended June 30, 2007, representing a decrease of $7.2 million, or 27.7%. Proportional property premiums were $11.9 million for the three months ended June 30, 2008, compared to $18.2 million for the same period in 2007.  The decline of $6.3 million is primarily due to the non-renewal of contracts during the quarter and partially offset by new contracts incepting in the quarter. Non-proportional premiums were $7.2 million for the three months ended June 30, 2008, compared to $8.2 million for the same period in 2007.  This decrease of $1.0 million was primarily the result of the impact of a negative premium adjustment on a specific contract, partially offset by new contracts entered into during the quarter.

  During the three months ended June 30, 2008, we recorded $1.5 million of gross reinstatement premiums related to a number of contracts, compared to $0.2 million recorded for the three months ended June 30, 2007.  The increase in the gross reinstatement premiums of $1.3 million is primarily due to the losses incurred in the first and second quarters of 2008 related to traditional property per risk covers.

  Gross property premiums written for the six months ended June 30, 2008 were $39.1 million, compared to $50.9 million for the six months ended June 30, 2007, representing a decrease of $11.8 million, or 23.2%. Proportional property premiums were $15.7 million for the six months ended June 30, 2008, compared to $36.1 million for the same period in 2007.  The decline of $20.4 million is primarily due to the non-renewal of contracts during the first six months of 2008, downward revisions to premium estimates based upon information received from our cedents and underwriters, and the impact of increased risk retention by the ceding companies. This decrease was partially offset by the impact of new contracts signed in the first half of 2008, including $4.6 million of contracts written by Flagstone Suisse.  Non-proportional premiums were $23.4 million for the six months ended June 30, 2008, compared to $14.8 million for the same period in 2007.  This increase of $8.6 million was primarily the result of increased business with existing clients.

  During the six months ended June 30, 2008, we recorded $3.0 million gross reinstatement premiums with various traditional property per risk covers related to the application of peg loss ratios as well as known property loss events from the first quarter of 2008, compared to $0.2 million recorded for the six months ended June 30, 2007.  The increase of $2.8 million in the gross reinstatement premiums is primarily due to the losses incurred in the first and second quarters of 2008 related to traditional property per risk covers.

c.	Short-tail Specialty and Casualty Reinsurance

  Short-tail specialty and casualty reinsurance premiums were $42.8 million for the three months ended June 30, 2008, compared to $10.6 million for the three months ended June 30, 2007, representing an increase of $32.2 million, or 303.8%.   Proportional premiums totaled $26.6 million for the three months ended June 30, 2008, compared to $5.6 million for the same period in 2007.  The increase of $21.0 million is principally due to the addition of new clients in the second quarter of 2008 and new contracts with existing clients.  Non-proportional premiums totaled $16.2 million for the three months ended June 30, 2008, compared to $5.0 million for the same period in 2007.  The increase of $11.2 million is primarily due to the addition of new specialty covers that originated from Flagstone Suisse during the second quarter of 2008.

  Short-tail specialty and casualty reinsurance premiums were $84.4 million for the six months ended June 30, 2008, compared to $34.7 million for the six months ended June 30, 2007, representing an increase of $49.7 million, or 143.2%.  Proportional premiums totaled $38.9 million for the six months ended June 30, 2008, compared to $8.5 million for the same period in 2007.  The increase of $30.4 million is principally due to the addition of new clients in 2008, the addition of new contracts and increasing lines from existing clients.  Non-proportional premiums totaled $45.5 million for the six months ended June 30, 2008 compared to $26.2 million for the same period in 2007. The increase of $19.3 million is primarily due to the addition of new specialty covers that originated from Flagstone Suisse during the first half of 2008.

Index

  During the three and six months ended June 30, 2008, we recorded $0.9 million and $1.7 million, respectively, of gross reinstatement premiums primarily due to losses incurred in the year.  There were no reinstatement premiums recorded for the three and six months ended June 30, 2007.

Premiums Ceded

  Reinsurance premiums ceded for the three months ended June 30, 2008 and 2007, were $15.0 million and $nil (6.2% and 0% of gross reinsurance premiums written), respectively, representing an increase of $15.0 million. Reinsurance premiums ceded for the six months ended June 30, 2008 and 2007 were $20.4 million and $8.2 million (4.4% and 2.1% of gross reinsurance premiums written), respectively, representing an increase of $12.2 million. During the second quarter of 2008, the Company ceded $10.9 million of premiums to Valais Re Ltd. (“Valais Re”) which increased the amount of premiums ceded during the three and six months ended June 30, 2008.

Net Premiums Earned

  As the levels of net premiums written increase, the levels of net premiums earned also increase.  Reinsurance net premiums earned were $134.3 million for the three months ended June 30, 2008, compared to $111.8 million for the three months ended June 30, 2007, representing an increase of $22.5 million, or 20.1%.  Reinsurance net premiums earned were $262.4 million for the six months ended June 30, 2008, compared to $213.1 million for the same period in 2007, representing an increase of $49.3 million, or 23.2%.  The increases are primarily due to higher levels of premium writings.

Underwriting Expenses

a.	Loss and Loss Adjustment Expenses

  Loss and loss adjustment expenses for the three months ended June 30, 2008 were $56.2 million, or 41.8% of net premiums earned, compared to $77.3 million, or 69.1% of net premiums earned, for the three months ended June 30, 2007.  The decrease in the loss ratio from the second quarter of 2007 was primarily due to less severe catastrophic events in the second quarter of 2008 than in the same period in 2007.  The second quarter of 2008 experienced a major loss event due to Chinese winter storms ($14.4 million) as well as smaller loss events which totaled $15.8 million in aggregate.  During the quarter ended June 30, 2008 we also revisited our loss estimates for previous catastrophe events.  Based on updated estimates provided by clients and brokers, we have recorded net favorable developments for 2007 catastrophe events of $0.6 million.  During the second quarter of 2007, the significant loss events were the United Kingdom floods ($31.0 million) and the New South Wales (Australia) floods ($23.5 million).

  Loss and loss adjustment expenses for the six months ended June 30, 2008 were $96.0 million, or 36.6% of net premiums earned, compared to $125.0 million, or 58.7% of net premiums earned, for the six months ended June 30, 2007.  The decrease in the loss ratio was primarily due to less severe catastrophic events during the first six months of 2008 than during the same period in 2007.  Loss events for the first six months of 2008 included the events noted above as well as several smaller loss events which totaled $15.2 million in aggregate.  During the first six months of 2007, the loss events included the European Windstorm Kyrill ($33.8 million), United Kingdom floods ($31.0 million), and New South Wales (Australia) floods ($23.5 million).

b.	Acquisition Costs

  Acquisition costs for the three and six months ended June 30, 2008 were $24.1 million and $45.0 million, respectively, compared to $14.7 million and $27.4 million for the three and six months ended June 30, 2007.  The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three and six months ended June 30, 2008 were 17.9% and 17.1% respectively, compared to 13.2% and 12.9% for the three and six months ended June 30, 2007.  The increase in acquisition costs is primarily due to the increase in profit and sliding scale commission compared to the previous quarter as a result of better loss activity.

c.	General and Administrative Expenses

          General and administrative expenses for the three and six months ended June 30, 2008, were $22.7 million and $46.8 million, respectively, compared to $13.8 million and $28.5 million in the three and six months ended June 30, 2007.   The increase in the general and administrative expenses for the three and six months ended June 30, 2008 compared to the same periods in 2007, was primarily due to the cost of additional staff and infrastructure as we continue to build our global operations and enhance our technology platform.

Index

Insurance Segment

Overview

          Because the Company consolidated Island Heritage beginning in July 2007, there are no comparative statements for the three and six month periods ended June 30, 2007. The net underwriting income for the three and six months ended June 30, 2008 amounted to $2.3 million and $4.7 million, respectively.

Gross Premiums Written

          Gross premiums written were $26.7 million and $45.8 million, respectively, for the three and six months ended June 30, 2008.  Contracts are written on a per risk basis and consist primarily of property lines; proportionally higher volumes of property business are traditionally written in the first two quarters of the year as compared to the other quarters in the fiscal year.

Premiums Ceded

          Insurance premiums ceded for the three and six months ended June 30, 2008 were $23.4 million and $34.1 million (87.7% and 74.5% of gross premiums written), respectively.  Island Heritage’s reinsurance program, comprising excess of loss and quota share programs, renewed on April 1, 2008.

Net Premiums Earned

          Net premiums earned totaled $7.5 million and $14.6 million, respectively, for the three and six months ended June 30, 2008.

Underwriting Expenses

a.	Loss and Loss Adjustment Expenses

          Loss and loss adjustment expenses amounted to $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2008.

b.	Acquisition Costs

          Acquisition costs totaled $3.1 million and $6.4 million, respectively, for the three and six months ended June 30, 2008.  The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three and six months ended June 30, 2008 were 41.9% and 43.7%, respectively.  Acquisition costs include gross commission costs, profit commission, premium taxes, and the change in deferred acquisition costs.

c.	General and Administrative Expenses

          General and administrative expenses for the three and six months ended June 30, 2008 were $1.5 million and $3.9 million, respectively.

Investment Results

          The total return on our investment portfolio, excluding minority interests in the investment portfolio, comprises investment income and realized and unrealized gains and losses on investments. For the three and six months ended June 30, 2008, the total return on invested assets was 0.41% and 0.60%, respectively, compared to 1.35% and 3.11%, respectively, for the three and six months ended June 30, 2007.  The decrease in the return on invested assets of 69.6% during the three months ended June 30, 2008 compared to the same period in 2007 is primarily due to the net realized and unrealized losses on the fixed maturities, equities and equity derivatives held in the investment portfolio and the decrease in interest rates over the past year. These losses were partially offset by the increase of net realized and unrealized gains on the commodity index futures.  The decrease in the return on invested assets of 80.7% during the six months ended June 30, 2008 compared to the same period in 2007 is primarily due to the net realized and unrealized losses on the equities and equity derivatives held in the investment portfolio and the decrease in interest rates over the past year. These losses were partially offset by the increase of net realized and unrealized gains on the fixed income investment portfolio and commodity index futures.

Index

a.	Net investment income

          Net investment income for the three and six months ended June 30, 2008 was $13.3 million and $32.0 million, respectively, compared to $20.5 million and $34.2 million for the same periods in 2007. Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank.  The components are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest and dividend income
Cash and cash equivalents	$3,125	$3,247	$7,971	$6,659
Fixed maturities	7,119	11,647	16,315	21,522
Short term	12	–	138	35
Equity investments	–	225	–	225
Other investments	450	25	453	(67)
Amortization income
Cash and cash equivalents	–	–	–	–
Fixed maturities	4,838	5,534	9,351	5,975
Short term	141	–	302	–
Other investments	–	–	83	–
Investment expenses	(2,406)	(147)	(2,638)	(187)
Net investment income	$13,279	$20,531	$31,975	$34,162

          Net investment income decreased by $7.3 million and $2.2 million in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, principally due to a decrease in interest and dividend income as a result of significant decreases in interest rates over the past year as well as a change in the Company’s process regarding the allocation to investment income of a portion of general and administrative expenses, attributable to investment management expenses.  In the current quarter, the Company allocated all investment related expenses to investment income, including salaries and overhead expenses, considered to be directly related to and supporting the investment income.  The expenses for the six month period ended June 30, 2008 were allocated in the current quarter.

          Substantially all of our fixed maturity investments consisted of investment grade securities. As at June 30, 2008, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 2.7 years.

b.	Net realized and unrealized gains and losses – investments

          Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity and is managed to produce a total return.  In assessing returns under this approach, we include investment income and realized and unrealized gains and losses generated by the investment portfolio.

           Net realized and unrealized gains and losses on our investment portfolio amounted to a $9.3 million and $21.8 million loss, respectively, for the three and six months ended June 30, 2008, compared to a $3.7 million loss and a $0.8 million gain for the three and six months ended June 30, 2007.  These amounts comprise net realized and unrealized gains and losses on our fixed maturities and equities portfolios, and on our investment portfolio of derivatives which includes global equity, global bond, commodity and real estate futures, TBA securities, interest rate swaps and total return swaps.  The decrease during the three months ended June 30, 2008 compared to the same period in 2007, was primarily due to the net realized and unrealized losses on the fixed maturities, equities, REIT funds and equity derivatives held in the investment portfolio arising from the poor performance of the U.S. and global equity markets during the period, partially offset by the increase in net realized and unrealized gains on the commodity index futures.  The decrease during the six months ended June 30, 2008 compared to the same period in 2007, was primarily due to the net realized and unrealized losses on the equities, REIT funds and equity derivatives held in the investment portfolio arising from the poor performance of the U.S. and global equity markets during the period, partially offset by the increase in net realized and unrealized gains on the fixed income investment portfolio and commodity index futures.

Index

          The following table is the breakdown of net realized and unrealized gains (losses) - investments in the unaudited condensed consolidated statements of operations into its various components:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net realized gains (losses) on fixed maturities	$(4,052)	$(2,619)	$12,354	$(2,680)
Net unrealized (losses) gains on fixed maturities	(6,694)	(11,824)	(9,886)	(8,501)
Net realized gains (losses) on equities	–	–	–	–
Net unrealized (losses) gains on equities	(3,515)	3,186	(11,149)	3,186
Net realized and unrealized gains (losses) on derivative instruments	13,660	6,994	(4,522)	6,128
Net realized and unrealized gains (losses) on other investments	(8,738)	522	(8,548)	2,634
Total net realized and unrealized (losses) gains - investments	$(9,339)	$(3,741)	$(21,751)	$767

          Net realized and unrealized losses on fixed maturities of $10.7 million for the three months ended June 30, 2008, were primarily due to the upward shift in the yield curve, causing the market value of the bond portfolio to decrease. Net realized and unrealized gains on fixed maturities of $2.5 million for the six months ended June 30, 2008 were primarily due to increase in market value of the U.S. Treasury Inflation-Protected Securities (“TIPs”) which was partially offset by the upward shift in the yield curve, causing the market value of the bond portfolio to decrease.

          Net realized and unrealized losses on equities of $3.5 million and $11.1 million, respectively, for the three and six months ended June 30, 2008 were due to the negative performance of the emerging equity markets during the three and six months ended June 30, 2008, respectively.

          Net realized and unrealized losses on other investments of $8.7 million and $8.5 million during the three and six months ended June 30, 2008, respectively, were primarily due to the negative performance of the real estate markets during the quarter, and our increased position in REIT funds during the current quarter.

          The following table is a breakdown of the net realized and unrealized gains (losses) on derivatives included in the table above:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Futures contracts	$19,141	$9,594	$(930)	$9,732
Swap contracts	(4,738)	(1,905)	(3,291)	(3,038)
Mortgage-backed securities TBA	(743)	(695)	(301)	(566)
Net realized and unrealized gains (losses) on derivatives - investments	$13,660	$6,994	$(4,522)	$6,128

          Net realized and unrealized gains on futures contracts of $19.1 million during the three months ended June 30, 2008 were primarily due to $31.0 million of gains on commodity futures, partially offset by $9.9 million of losses on U.S. and global equity futures.  Net realized and unrealized losses on futures contracts of $0.9 million during the six months ended June 30, 2008 were primarily due to $39.7 million of losses on U.S. and global equity futures, partially offset by $38.9 million of gains on commodity futures.

Treasury Hedging and Other

Net realized and unrealized gains and losses – other

          The Company’s policy is to hedge the majority of its noninvestment currency and debt interest rate exposures with derivative instruments such as foreign currency swaps, forward contracts and interest rate swaps.  Net realized and unrealized gains (losses) related to these derivative instruments amounted to $10.7 million and $(2.3) million for the three and six months ended June 30, 2008, respectively, compared to $1.6 million and $1.4 million for the three and six months ended June 30, 2007.  The interest rate swap agreements entered into between the Company and Lehman Brothers Special Financing Inc. on December 7, 2007, as well as the agreement entered into between the Company and Citibank N.A. on December 7, 2007, were unwound during the second quarter of 2008.

Index

          The following table is the breakdown of net realized and unrealized gains (losses) - other in the consolidated statements of operations into its various components:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Swap contracts	$8,064	$265	$672	$503
Foreign currency forward contracts	2,600	1,317	(2,959)	946
Reinsurance derivatives	468	258	1,182	397
Net realized and unrealized gains (losses) on derivatives - other	$11,132	$1,840	$(1,105)	$1,846

          The primary components of the $11.1 million gain and $1.1 million loss for the three and six months ended June 30, 2008, respectively, are as follows:

		For the three months ended June 30, 2008	For the six months ended June 30, 2008
Operational hedge which comprises foreign currency forwards on our reinsurance balances:		$0.7 million	$(0.3) million
Balance sheet hedge:
-	foreign currency forwards on Flagstone Suisse’s net assets (undesignated hedge) and a portion of long term debt incurred:	$1.9 million	$(2.7) million
-	foreign currency swaps on our subordinated debt:	$0.1 million	$1.9 million
-	interest rate swaps on our subordinated debt:	$7.9 million	$(1.3) million
Unrealized gains on other reinsurance derivatives		$0.5 million	$1.2 million

          Reinsurance derivatives relate to reinsurance arrangements that are structured as derivative transactions and the movement for the current period is due to realized and unrealized gains included in income.

Other Income

          Other income for the three and six months ended June 30, 2008 was $2.1 million and $3.9 million, respectively, compared to $0.3 million and $0.9 million for the three and six months ended June 30, 2007. Other income includes earned revenue relating to upfront commitment fees on reinsurance contracts, aviation income and other fee income.  The increase in the current quarter is primarily due to the repurchase of $11.25 million of principal amount of its outstanding $100.0 million Notes.  The purchase price paid for the Notes was 81% of face value, representing a discount of 19%.  The repurchase resulted in a gain of $2.0 million, net of unamortized debt issuance costs of $0.1 million that were written off.  The gain on early extinguishment of debt has been included in “Other income” for the three and six months ended June 30, 2008.

Interest Expense

          Interest expense was $4.6 million and $9.9 million for the three and six months ended June 30, 2008, respectively, compared to $3.5 million and $6.8 million for the three and six months ended June 30, 2007.  Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  The primary cause for the increase is additional debt offerings of $100.0 million and $25.0 million occurred in June and September 2007, respectively, which accordingly increased our interest expense in the first and second quarters of 2008.

Foreign Exchange

          For the three and six months ended June 30, 2008, we experienced net foreign exchange (losses) gains of $(1.6) million and $5.1 million, respectively, compared to net foreign exchange gains of $0.1 million and $1.3 million for the three and six months ended June 30, 2007.  For the six months ended June 30, 2008, the net foreign exchange gains were principally made on the net monetary asset and liability balances denominated in foreign currencies which generally appreciated against the Company and its subsidiaries’ functional currencies during the first six months of 2008. The Company’s policy is to hedge the majority of its foreign currency exposures with derivative instruments such as foreign currency swaps and forward contracts.

Income Tax Expense

          The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries are subject to tax are Canada, India, Switzerland, U.S. Virgin Islands (“USVI”) and the United Kingdom.  However since the majority of our income is currently earned in Bermuda where we are exempt from income tax, the tax impact to date has been minimal.  During the three and six months ended June 30, 2008, income tax expense was $0.4 million and $1.3 million, respectively, compared to $0.1 million and $0.1 million for the three and six months ended June 30, 2007.  The increase for the three and six months ended June 30, 2008, compared to the same periods in 2007, is primarily attributable to higher taxable income in jurisdictions around the world that are subject to tax as well as the acquisition of Island Heritage in July 2007, which resulted in taxable income being earned in the USVI.

Index

Minority Interest

         The results of Mont Fort have been included in the Company’s unaudited condensed consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as minority interest.  In relation to Mont Fort, the Company recorded a minority interest expense of $3.4 million and $11.1 million for the three and six months ended June 30, 2008, respectively, compared to $7.9 million and $15.6 million for the same periods in 2007.

         The results of operations of Island Heritage have been included in the Company’s unaudited condensed consolidated financial statements from July 1, 2007 onwards, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest.  The Company recorded a minority interest expense of $(0.8) million and $(0.3) million for the three and six months ended June 30, 2008, respectively.  On June 30, 2008, the Company acquired an additional 16,919 shares in Island Heritage (representing 5% of its common shares) for total consideration of $3.3 million.

Comprehensive Income

          Comprehensive income for the three and six months ended June 30, 2008 was $39.2 million and $70.6 million, respectively, compared to $13.0 million and $48.3 million for the same periods in 2007.  For the three months ended June 30, 2008, comprehensive income included $41.9 million of net income and $(2.7) million for the change in the currency translation adjustment compared to $14.7 million of net income and $(1.7) million for the change in the currency translation adjustment for the three months ended June 30, 2007.  For the six months ended June 30, 2008, comprehensive income included $74.8 million of net income and $(4.2) million for the change in the currency translation adjustment compared to $50.3 million of net income and $(2.0) million for the change in the currency translation adjustment for the six months ended June 30, 2007.

          The currency translation adjustment is as a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investment in foreign subsidiaries. To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment. The Company designated $427.2 million and $348.3 million of foreign currency forwards contractual value as hedges, which had a fair value of $(7.8) million and $0.2 million, for the three and six month periods ended June 30, 2008, respectively. The Company recorded $4.3 million of realized and unrealized foreign exchange gains and $25.6 million of realized and unrealized foreign exchange losses on these hedges during the three and six months ended June 30, 2008, respectively. There were no designated hedges as of June 2007.

Financial Condition, Liquidity, and Capital Resources

Financial Condition

          Our investment portfolio on a risk basis, at June 30, 2008, comprised 65.6% fixed maturities, short-term investments and cash and cash equivalents, 22.3% equities and the balance in other investments.  We do not expect significant deviation from this asset mix in the third quarter of 2008. We believe our fixed maturity securities, short term investments, equity investments, fixed income fund, REITs and derivatives held for investments can be liquidated and converted into cash within a very short period of time. However, our investments in investment funds and catastrophe bonds, which represent 3.6% of our total investments and cash and cash equivalents at June 30, 2008, do not trade on liquid markets or are subject to redemption provisions that prevent us from converting them into cash immediately.

          At June 30, 2008 all of our fixed maturity securities, with the exception of $0.3 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) with an average rating of AA+.  At December 31, 2007, 100.0% of our fixed maturity securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

          At June 30, 2008 and December 31, 2007, the average duration of the Company’s investment portfolio was 2.7 years and 3.2 years, respectively.  The duration decreased due to the lower weighting of TIPs and lower weighting of Swiss government bonds in our June 30, 2008 portfolio compared to December 31, 2007.

          At June 30, 2008 and December 31, 2007, we had no exposure to sub-prime backed investments or collateralized debt obligations (“CDOs”) of sub-prime backed investments. At June 30, 2008 and December 31, 2007, our holdings of Alt –A securities were $15.6 million with an average rating of AAA and $14.7 million with an average rating of AAA, respectively.  Alt – A securities are defined as a classification of mortgages where the risk profile falls between prime and sub-prime. The borrowers behind these mortgages will typically have clean credit histories, but the mortgage itself will generally have some features that increase its risk profile compared to prime securities, but less risky than sub-prime backed investments. These features include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.  Our exposure to traditional monoline insurers emanates from our non subprime asset-backed holdings. We have securities with credit enhancement from the traditional monoline insurers that amount to $2.5 million and $9.9 million at June 30, 2008 and December 31, 2007, respectively. We do not have any collateralized loan obligations or CDO exposures in our portfolio.

Index

          At June 30, 2008, our total investments at fair market value, accrued interest receivable and cash and cash equivalents were $1.97 billion, compared to $1.87 billion at December 31, 2007. The $0.1 billion increase was mostly due to positive cash flows from operations during the six month period ended on June 30, 2008.

          Other investments as at June 30, 2008 amounted to $464.1 million, compared to $293.2 million at December 31, 2007.  The June 30, 2008 investments are comprised mainly of our investment in a fixed income liquidity fund of $316.3 million, our investment in catastrophe bonds of $40.1 million, our investment in private equity and hedge funds of $31.3 million, our investment in REIT funds of $69.7 million, and our investment in Alliance Re of $6.8 million. The increase in other investments during the first six months of 2008 is principally related to an increase in the fixed income liquidity fund.  Other investments are recorded at fair value.

          The Company attains some of its exposure to equity and real estate markets through the use of derivatives such as equity futures and total return swaps.  These derivatives seek investment results that generally correspond to the price and yield performance of the underlying markets.  As at June 30, 2008, the fair value of these derivatives held by the Company was $(15.7) million, compared to $(5.7) million as at December 31, 2007.

          The net payable for investments purchased at June 30, 2008 was $3.2 million, compared to $41.8 million at December 31, 2007.  Net payables for investments purchased are a result of timing differences only, as investments are accounted for on a trade date basis.

          Following the significant level of gross premiums written during the six months ended June 30, 2008, our insurance and reinsurance premium balances receivable, deferred acquisition costs and unearned premiums increased by $177.9 million, $20.9 million and $213.6 million, respectively, over those balances at December 31, 2007.

          At June 30, 2008, we had $233.6 million of loss and loss adjustment expense reserves, compared to $181.0 million at December 31, 2007, an increase of $52.6 million due to reserves for the first six months of 2008 events offset by paid losses of $49.8 million.  Of the balance at June 30, 2008, $163.8 million, or 70.1%, represented incurred but not reported reserves.

          At June 30, 2008, our shareholders’ equity was $1.28 billion, compared to $1.21 billion at December 31, 2007 due to growth in retained earnings.

Liquidity

          Cash flows from operations for the six months ended June 30, 2008 increased to $168.1 million from $166.9 million as compared to the same period in 2007.  This increase in cash flows from operations was mainly due to higher cash operating income offset by higher paid losses in the first six months of 2008 compared to the same period in 2007.  Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

          Cash flows relating to financing activities include the payment of dividends, share related transactions and the issuance or repayment of debt. During the six months ended June 30, 2008, net cash of $(29.5) million was used in financing activities, compared to $352.9 million provided by financing activities for the six months ended June 30, 2007.  In the first six months of 2008, the net cash used in financing activities related principally to the payment of dividends, the redemption of preferred shares in Mont Fort ILW 2 and the repayment of principal on long term debt.  In 2007, the net cash provided by financing activities related to proceeds of the capital provided by the preferred investors in Mont Fort ILW 2 and Mont Fort HL, the net proceeds from the closing of our initial public offering and the net proceeds from the issuance of the Notes.

          We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

          Generally, positive cash flows from our operating and financing activities are invested in the Company’s investment portfolio.

          For the period from October 2005 until June 30, 2008, we have had sufficient cash flows from operations to meet our liquidity requirements.  We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio.

Index

Capital Resources

         Our total capital resources at June 30, 2008 and December 31, 2007 were as follows:

	As at June 30, 2008	As at December 31, 2007

Long term debt	$255,037	$264,889
Common shares	853	853
Additional paid-in capital	911,964	905,316
Accumulated other comprehensive income	2,718	7,426
Retained earnings	364,649	296,890
Total capitalization	$1,535,221	$1,475,374

          The change in the amount of the long term debt at June 30, 2008 compared to December 31, 2007 is due to the revaluation of the Euro-denominated Deferrable Interest Debentures and the repurchase of $11.25 million of principal of the outstanding $100.0 million Notes.

Letter of Credit Facility

          Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsured in respect of reported claims and/or unearned premiums.  In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A.  In April 2007, the Company increased its uncommitted letter of credit facility agreement from $200.0 million to $400.0 million.  As at June 30, 2008, $72.1 million had been drawn under this facility, and the drawn amount of the facility was secured by $80.1 million of fixed maturity securities from the Company’s investment portfolio. As at December 31, 2007, $73.8 million had been drawn under this facility, and the drawn amount of the facility was secured by $82.0 million of fixed maturity securities from the Company’s investment portfolio.

          In September 2007, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Wachovia Bank N.A.  While the Company has not drawn upon this facility as at June 30, 2008, if drawn upon, the utilized portion of the facility will be secured by an appropriate portion of securities from the Company’s investment portfolio.

Restrictions and Specific Requirements

          Bermuda law limits the maximum amount of annual dividends or distributions that can be paid by Flagstone to the Company and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority (the “BMA”). As a Bermuda Class 4 reinsurer, Flagstone may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless at least seven days before payment of those dividends, it files an affidavit with the BMA signed by at least two directors and Flagstone’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone to fail to meet its prescribed solvency margin and liquidity ratio.  Further, Flagstone may not reduce by 15% or more its total statutory capital as set out in its previous year’s financial statements, without the prior approval of the BMA. Flagstone must also maintain, as a Class 4 Bermuda reinsurer, paid-up share capital of $1.0 million.

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

          Flagstone Suisse is licensed to operate as a reinsurer in Switzerland and is also licensed in Bermuda through the Flagstone Suisse branch office. Swiss law permits dividends to be declared only after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation.  The articles of incorporation of Flagstone Suisse do not require any specific reserves.  Therefore, Flagstone Suisse must allocate any profits first to the reserve required by Swiss law generally, and may pay as dividends only the balance of the profits remaining after that allocation.  In the case of Flagstone Suisse, Swiss law requires that 20% of the company’s profits be allocated to a “general reserve” until the reserve reaches 50% of its paid-in share capital.

          In addition, a Swiss reinsurance company may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency requirements.

Index

          Island Heritage is domiciled in the Cayman Islands and is not subject to statutory minimum capital requirements under its Class A Domestic Insurance License.  In addition, there are no restrictions on the payment of dividends from Island Heritage.

          Flagstone Africa is licensed to operate as a reinsurer in South Africa and is subject to statutory minimum capital requirements under applicable legislation.  In addition, a South African reinsurance company may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency requirements.

Off Balance Sheet Arrangements

          Valais Re is a special purpose Cayman Islands exempted company licensed as a restricted Class B reinsurer in the Cayman Islands and formed solely for the purpose of entering into certain reinsurance agreements and other risk transfer agreements with subsidiaries of Flagstone. We have entered into a reinsurance agreement with Valais Re that provides us with $104 million of aggregate indemnity protection for certain losses from global catastrophe events.

          The Company has determined that Valais Re has the characteristics of a variable interest entity that are addressed by FASB Interpretation No. 46R ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’). In accordance with FIN 46R, Valais Re is not consolidated because the Company does not hold a variable interest and as such is not the primary beneficiary.

          We are not party to any transaction, agreement or other contractual arrangement to which an affiliated entity unconsolidated with us is a party, other than that noted above with Valais Re, that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

          As at June 30, 2008, the impact on our fixed maturity securities and our cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.5%, or approximately $39.0 million.  As at June 30, 2008, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.8%, or approximately $43.4 million.

          As at June 30, 2008, we held $201.7 million, or 24.5%, of our fixed maturity and short term investment portfolio in asset-backed and mortgage-backed securities.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company could be accelerated and will be reinvested at the prevailing interest rates.

          The Company uses interest rate swap contracts in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. The Company also uses interest rate swaps to manage its borrowing costs on long term debt.  As of June 30, 2008, there were no interest rate swaps in the portfolio.  During the three and six months ended June 30, 2008, the Company recorded $8.0 and $0.3 million of realized and unrealized gains on interest rate swaps, respectively.

Index

          The interest rate swap agreements entered into between the Company and Lehman Brothers Special Financing Inc. on December 7, 2007, as well as the agreement entered into between the Company and Citibank N.A. on December 7, 2007, were unwound during the second quarter of 2008.

Equity Price Risk

          We gain exposure to the equity, commodities and real estate markets through the use of various index-linked futures, exchange traded funds, total return swaps and global REIT funds.  The total of such exposure as of June 30, 2008 was $626.2 million.  However, from a fair value perspective, futures and swaps positions are valued for only the unrealized gains and losses, but not for the exposure. As a result, the fair value of these positions as at June 30, 2008 amounted to $191.9 million and was recorded in both equities and other investments and the net realized and unrealized gains of $1.3 million and net realized and unrealized losses of $29.8 million for the three and six months ended June 30, 2008 are recorded in the unaudited condensed consolidated statements of operations.  The total exposure of the index-linked futures was $382.5 million as at June 30, 2008.

Credit Risk

          The Company has exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at June 30, 2008, the majority of our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed income investments to an acceptable level.

          The Company does not have any exposure to credit risk as a holder of sub-prime backed investments.  The Company does not allow sub-prime investment by any investment manager.  At December 31, 2007, all sub-prime assets within the investment portfolio had been liquidated.  At June 30, 2008, we held $15.6 million of Alt-A securities with an average rating of AAA, including one security valued at $0.3 million with a rating of B.

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

          In addition, the Company has exposure to credit risk as it relates to its trade balances receivable, namely insurance and reinsurance balances receivable.  Insurance and reinsurance balances receivable from the Company’s clients at June 30, 2008 and December 31, 2007, were $314.5 million and $136.6 million, respectively, including balances both currently due and accrued.  The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $1.3 million in bad debt expenses.

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

          For risk management purposes, we use Catastrophe bonds to manage our reinsurance risk and treat the catastrophe risks related to Catastrophe bonds as part of the underwriting risks of the Company. Catastrophe bonds are selected by our reinsurance underwriters however they are held in our investment portfolio as low risk floating rate bonds. We believe that amalgamating the catastrophe risk in the Catastrophe bonds with our other reinsurance risks produces more meaningful risk management reporting.

Index

Foreign Currency Risk

Premiums, Reserves, and Claims

          The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for Bermuda subsidiaries, whose functional currency is the U.S. dollar.  We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar.  When we incur a loss in a non-U.S. dollar currency, we carry the liability on our books in the original currency.  As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and converted to the functional currency (either U.S. dollars or Swiss francs), and the time claims are paid.

          With respect to loss reserves denominated in non-U.S. dollar currencies, our policy is to hedge the expected losses with forward foreign exchange purchases.  Expected losses means incurred and reported losses and incurred but not reported losses.  We do not hedge expected catastrophe events.  However, upon the occurrence of a catastrophe loss and when the actuarial department has estimated the loss to the Company, we purchase foreign currency promptly on a forward basis.  When we pay claims in a non-base currency, we either use the proceeds of a foreign currency forward contract to do so, or buy spot foreign exchange to pay the claim and simultaneously adjust the hedge balance to the new lower exposure.

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

Financing

          When the Company or its subsidiaries issues a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure.  The contractual amount of these contracts as at June 30, 2008 and December 31, 2007 was $481.5 million and $311.1 million, and had a fair value of $(8.3) million and $(7.1) million, respectively.  The Company designated $427.2 million of foreign currency forwards contractual value as hedges, which had a fair value of $(7.8) million as of June 30, 2008.  During the three and six months ended June 30, 2008, the Company recorded net realized and unrealized gains of $2.6 million and net realized and unrealized losses of $3.0 million on foreign currency forward contracts, respectively.  During the three and six months ended June 30, 2008, the Company recorded $4.3 million of realized and unrealized gains and $25.6 million of realized and unrealized losses, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

          The Company entered into a foreign currency swap in relation to the Euro-denominated Deferrable Interest Debentures recorded as long term debt.  Under the terms of the foreign currency swap, the Company exchanged €13.0 million for $16.7 million, will receive Euribor plus 354 basis points and pay LIBOR plus 371 basis points.  The swap expires on September 15, 2011 and had a fair value of $4.2 million and $2.5 million, respectively, as at June 30, 2008 and December 31, 2007.

          Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the six month periods ended June 30, 2008 and 2007, approximately 27% and 29%, respectively, was written in currencies other than the U.S. dollar.  For the six months ended June 30, 2008 and 2007, we had net realized and unrealized foreign exchange gains of $5.1 million and $1.3 million, respectively.

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

Index

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

  As of the end of the period covered by this report, our management has performed an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

  There were no changes in our internal control over financial reporting during our second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults upon Senior Securities

NONE

Index

Item 4. Submission of Matters to a Vote of Security Holders

        On May 16, 2008 the Company held its Annual General Meeting of shareholders. Shareholders were asked to vote upon the resolutions set out below. The following tabulation indicates the number of shares voted for or against, or withheld, or abstaining with respect to each resolution after giving effect to the voting limitations contained in the Company’s Bye-laws:

 Election of Directors

1)	electing the following persons as directors to hold office until the Company’s next Annual General Meeting or until their successors are elected or appointed or their offices are otherwise vacated:

	FOR	AGAINST	ABSTAIN	BROKER NON VOTE
GARY BLACK	71,569,178	0	27,128	0
THOMAS DICKSON	71,577,678	0	18,628	0
JAN SPIERING	71,577,678	0	18,628	0
WRAY T. THORN	71,569,027	0	27,279	0

        In accordance with the Company’s Bye-Laws the Class A Directors, Mark J. Byrne, Stewart Gross, E. Daniel James and Marc Roston have terms which expire at the 2009 Annual General Meeting. The Class C Directors, David A. Brown, Stephen Coley, Dr. Anthony Knap and Peter F. Watson have terms which expire at the 2010 Annual General Meeting.

2)
to appoint Deloitte & Touche, independent auditors, to serve as our independent auditors for the 2008 Fiscal year until our 2009 Annual General Meeting, and to refer the determination of the auditors’ remuneration to the Board of Directors:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
71,568,754	25,562	1,990	0

3)	to approve an amendment to the Company’s Performance Share Unit Plan:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
61,692,974	1,217,956	25,432	8,659,945

4)	to approve the list of Designated Company Directors for certain subsidiaries of the Company:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
71,540,666	31,008	24,632	0

Index

Item 5. Other Information

        At the Company’s Annual General Meeting of shareholders held on May 16, 2008, the PSU Plan was amended to increase the maximum number of PSUs that can be issued under the PSU Plan from 2.8 million to 5.6 million and to increase the maximum number of common shares that can be issued under the PSU Plan from 5.6 million to 11.2 million.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

Index

 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 5, 2008

FLAGSTONE REINSURANCE HOLDINGS LIMITED

By:	/s/ David Brown
David Brown
Chief Executive Officer

(Authorized Officer)

By:	/s/ James O’Shaughnessy
James O’Shaughnessy
Chief Financial Officer

(Principal Financial Officer)

Index

 EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
10.1	Flagstone Reinsurance Holdings Limited Performance Share Unit Plan, as amended and restated.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.