Form 10-Q
period 2008-09-30
Flagstone Reinsurance Holdings Ltd
filed 2008-11-07
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

As of November 6, 2008 the Registrant had 84,685,896 common voting shares outstanding, with a par value of $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-Q

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as at September 30, 2008 (Unaudited) and December 31, 2007	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2008 and 2007	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2008 and 2007	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	45

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at September 30, 2008	As at December 31, 2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2008 - $710,100; 2007 - $1,099,149)	$697,839	$1,109,105
Short term investments, at fair value (Amortized cost: 2008 - $29,896; 2007 - $23,660)	29,888	23,616
Equity investments, at fair value (Cost: 2008 - $84,301; 2007 - $73,603)	78,426	74,357
Other investments	423,144	293,166
Total Investments	1,229,297	1,500,244
Cash and cash equivalents	635,623	362,680
Premium balances receivable	275,778	136,555
Unearned premiums ceded	41,789	14,608
Reinsurance recoverable	14,599	1,355
Accrued interest receivable	5,854	9,915
Receivable for investments sold	31,749	-
Deferred acquisition costs	52,502	30,607
Funds withheld	11,915	6,666
Goodwill	13,068	10,781
Intangible assets	775	775
Other assets	101,974	29,587
Due from related parties	293	-
Total Assets	$2,415,216	$2,103,773

LIABILITIES
Loss and loss adjustment expense reserves	$392,462	$180,978
Unearned premiums	350,786	175,607
Insurance and reinsurance balances payable	32,984	12,088
Payable for investments purchased	4,944	41,750
Long term debt	252,838	264,889
Other liabilities	104,772	33,198
Total Liabilities	1,138,786	708,510

Minority Interest	192,011	184,778

SHAREHOLDERS' EQUITY
Common voting shares, 150,000,000 authorized, $0.01 par value, issued and outstanding (2008 - 85,346,325; 2007 - 85,309,107)	853	853
Additional paid-in capital	899,920	905,316
Accumulated other comprehensive income	8,608	7,426
Retained earnings	175,038	296,890
Total Shareholders' Equity	1,084,419	1,210,485

Total Liabilities, Minority Interest and Shareholders' Equity	$2,415,216	$2,103,773

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

REVENUES
Gross premiums written	$173,219	$123,704	$686,643	$512,062
Premiums ceded	(21,984)	(32,572)	(76,433)	(40,817)
Net premiums written	151,235	91,132	610,210	471,245
Change in net unearned premiums	37,406	47,667	(144,545)	(119,378)
Net premiums earned	188,641	138,799	465,665	351,867
Net investment income	16,056	17,022	48,031	51,184
Net realized and unrealized (losses) gains - investments	(138,677)	17,980	(160,428)	18,747
Net realized and unrealized losses - other	(1,039)	(9,682)	(2,144)	(7,836)
Other income	1,418	1,961	5,269	2,885
Total revenues	66,399	166,080	356,393	416,847

EXPENSES
Loss and loss adjustment expenses	199,768	37,439	295,833	162,444
Acquisition costs	27,452	28,795	78,827	56,238
General and administrative expenses	16,271	19,763	67,034	48,232
Interest expense	3,722	5,873	13,671	12,657
Net foreign exchange losses (gains)	8,331	(1,842)	3,262	(3,180)
Total expenses	255,544	90,028	458,627	276,391
(Loss) income before income taxes, minority interest and interest in earnings of equity investments	(189,145)	76,052	(102,234)	140,456
Provision for income tax	(585)	(229)	(1,892)	(351)
Minority interest	3,657	(9,317)	(7,139)	(24,942)
Interest in earnings of equity investments	(475)	(257)	(475)	1,390
NET (LOSS) INCOME	$(186,548)	$66,249	$(111,740)	$116,553

Change in currency translation adjustment	5,833	8,310	1,647	6,293
Change in defined benefit pension plan - transitional obligation	57	-	(465)	-
COMPREHENSIVE (LOSS) INCOME	$(180,658)	$74,559	$(110,558)	$122,846

Weighted average common shares outstanding—Basic	85,499,283	85,413,479	85,479,861	80,816,529
Weighted average common shares outstanding—Diluted	85,499,283	85,491,561	85,479,861	80,937,061
Net (loss) income per common share outstanding—Basic	$(2.18)	$0.78	$(1.31)	$1.44
Net (loss) income per common share outstanding—Diluted	$(2.18)	$0.77	$(1.31)	$1.44
Dividends declared per common share	$0.04	$0.04	$0.12	$0.04

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 (Expressed in thousands of U.S. dollars, except share data)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Common voting shares:
Balance at beginning of year	85,309,107	71,547,891
Issued during the period, net	37,218	13,750,000
Balance at end of period	85,346,325	85,297,891

Share capital:
Common voting shares
Balance at beginning of year	$853	$715
Issued during period, net	-	138
Balance at end of period	853	853

Additional paid-in capital
Balance at beginning of year	905,316	728,378
Issue of shares, net	(364)	185,488
Subsidiary stock issuance	(126)	-
Issuance costs (related party: 2008 - $nil ; 2007 - $3,430)	-	(16,839)
Share based compensation expense	(4,906)	6,193
Balance at end of period	899,920	903,220

Accumulated other comprehensive income (loss)
Balance at beginning of year	7,426	(4,528)
Change in currency translation adjustment	1,647	6,293
Defined benefit pension plan - transitional obligation	(465)	-
Cumulative effect adjustment from adoption of new accounting principle SFAS 159	-	4,009
Balance at end of period	8,608	5,774

Retained earnings
Balance at beginning of year	296,890	139,954
Cumulative effect adjustment from adoption of accounting principle	-	(4,009)
Dividend declared	(10,112)	(3,412)
Net (loss) income for the period	(111,740)	116,553
Balance at end of period	175,038	249,086
	$1,084,419	$1,158,933

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Expressed in thousands of U.S. dollars)
	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows provided by (used in) operating activities:
Net (loss) income	$(111,740)	$116,553
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized and unrealized (losses) gains	162,572	(10,911)
Minority interest	7,139	24,942
Depreciation expense	3,515	1,508
Share based compensation expense	(4,780)	6,193
Interest in earnings of equity investments	475	(1,390)
Accretion/amortization on fixed maturities	(16,524)	(7,720)
Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(139,756)	(105,334)
Unearned premiums ceded	(29,610)	(18,024)
Deferred acquisition costs	(22,619)	(20,128)
Funds withheld	(5,208)	(6,606)
Loss and loss adjustment expense reserves	212,087	136,436
Unearned premiums	179,650	135,126
Insurance and reinsurance balances payable	21,560	16,391
Reinsurance recoverable	(11,652)	-
Other changes in assets and liabilities, net	2,337	5,085
Net cash provided by operating activities	247,446	272,121

Cash flows provided by (used in) investing activities:
Net cash received in acquisitions of subsidiaries	4,855	5,302
Purchases of fixed income securities	(885,082)	(1,182,347)
Sales and maturities of fixed income securities	1,245,168	841,636
Purchases of equity securities	(120,950)	(25,171)
Sales of equity securities	81,122	3,723
Purchases of other investments	(492,260)	(211,107)
Sales of other investments	246,316	(5,116)
Purchases of fixed assets	(21,063)	(6,558)
Sale of fixed asset under a sale lease-back transaction	-	18,500
Net cash provided by (used in) investing activities	58,106	(561,138)

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	(491)	171,644
Issue of notes, net of issuance costs paid	-	123,684
Contribution of minority interest	(166)	83,100
Repurchase of minority interest	(8,652)	(14,353)
Dividend paid on common shares	(10,239)	(3,412)
Repayment of long term debt	(9,840)	-
Amortization of financing costs	-	(17,063)
Other	(3,406)	1,263
Net cash (used in) provided by financing activities	(32,794)	344,863

Effect of foreign exchange rate on cash and cash equivalents	185	5,570

Increase in cash and cash equivalents	272,943	61,416
Cash and cash equivalents - beginning of year	362,680	261,352
Cash and cash equivalents - end of period	$635,623	$322,768

Supplemental cash flow information:
Receivable for investments sold	$31,749	$-
Payable for investments purchased	$4,944	$8,248
Interest paid	$13,486	$10,165

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

1.      Basis of Presentation and Consolidation

These unaudited condensed consolidated financial statements include the accounts of Flagstone Reinsurance Holdings Limited (the “Company”) and its wholly owned subsidiaries, including Flagstone Réassurance Suisse SA (“Flagstone Suisse”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (“VIEs”). The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46(R)”).  Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares are accounted for using the equity method.  All inter-company accounts and transactions have been eliminated on consolidation.

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

These interim financial statements contain certain reclassifications of prior period amounts to be consistent with the current period presentation with no effect on net income or loss.  Prior to 2008, the Company operated through one reportable segment, consisting of Reinsurance.  Following a review of its operating segments in 2008, the Company revised its reportable business segments and is currently organized into two reportable business segments: Reinsurance and Insurance.  Prior periods have been re-segmented to conform with the current presentation.

2.       New Accounting Pronouncements

New accounting pronouncements issued during 2008 impacting the Company are as follows:

The Company maintains a contributory defined benefit pension plan (the “Plan”) that covers certain employees at Flagstone Suisse.  The Company accounts for this pension plan using the accrual method, consistent with the requirements of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132” (“SFAS 158”), which was adopted by the Company on January 1, 2008.  SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status through comprehensive income in the year in which the changes occur.  An unfunded transitional liability of $0.6 million was recorded in accumulated other comprehensive income at January 1, 2008 and is being amortized over the estimated average remaining service life of 12.2 years.  The net periodic pension expense for 2008 is expected to be approximately $1.2 million, of which $0.3 million and $0.8 million has been recorded as a pension expense in the three and nine months ended September 30, 2008, respectively.  A pension asset of $0.7 million and a pension liability of $1.3 million were recognized in the September 30, 2008 unaudited condensed consolidated balance sheet.  The Company funds the Plan at the amount required by local legal requirements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

In March 2008, the FASB released Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The adoption of SFAS 161 will have no impact on the Company’s results of operations or consolidated financial condition but it is expected to change the Company’s current disclosures regarding its derivative instruments.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) which identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s (“PCAOB”) related amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”, to remove the GAAP hierarchy from its auditing standards.

In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60” (“SFAS 163”) which prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance and reinsurance contracts. SFAS 163 applies to financial guarantee insurance and reinsurance contracts issued by insurers subject to Statement No. 60 “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). SFAS 163 does not apply to insurance contracts that are similar to financial guarantee insurance contracts such as mortgage guaranty or trade-receivable insurance, financial guarantee contracts issued by noninsurance entities, or financial guarantee contracts that are derivative instruments within the scope of SFAS 133. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements about the risk-management activities of the insurance enterprise which are effective for the first quarter beginning after SFAS 163 was issued. Except for those disclosures, early application is prohibited. SFAS 163 is not expected to have an effect on the Company as the Company does not enter into financial guarantee contracts.

On October 10, 2008, the FASB also issued a FASB staff position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”) to clarify the application of FASB Statement No. 157, “Fair Value Measures” (“SFAS 157”) in a market that is not active. SFAS 157-3 provides that determination of fair value in a dislocated market depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. The use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. SFAS 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The Company has considered the provisions of SFAS 157-3 on the current quarter and determined that the application of SFAS 157-3 does not have an effect on the Company’s current financial position.

3.	Reorganization

On September 30, 2008, the Company completed the restructuring of its global reinsurance operations by merging its two wholly-owned subsidiaries, Flagstone Reinsurance Limited and Flagstone Suisse into one succeeding entity, Flagstone Suisse with its existing Bermuda branch. The merger consolidated the Company’s underwriting capital into one main operating entity. Because both companies were wholly-owned subsidiaries of the Company, the merger did not result in any changes in the previously recorded carrying values of assets or liabilities of the merged entities. Total costs associated with the reorganization were $2.1 million which were expensed in the period incurred.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

4.	Acquisitions

Alliance International Reinsurance Public Company Limited (“Alliance Re”)

On April 28, 2008, the Company announced its intent to acquire up to 30.0% of Alliance Re from current shareholders.  The Company completed its acquisition on August 12, 2008, through the purchase of 10,498,164 shares (representing 15.4% of its common shares) for $6.8 million.  The acquisition was partially completed in the second quarter of 2008 through the purchase of 9,977,664 shares (representing 14.6% of its common shares) for $6.8 million.  Alliance Re, domiciled in the Republic of Cyprus and publicly traded on the Cyprus Stock Exchange (ALL), is a specialist property and casualty reinsurer writing multiple lines of business in Europe, Asia, and the Middle East & North Africa regions.

On August 13, 2008, Flagstone Suisse announced its decision to submit a Voluntary Public Offer (the “Offer”) for the acquisition of up to 100% of the 68,347,215 issued and outstanding common share capital of Alliance Re. The consideration for the Offer is €0,48 per share, payable in cash to all accepting shareholders. During September 2008, the Company acquired 4,427,189 Alliance Re shares on the open market for total consideration of $3.0 million, bringing the Company’s total ownership interest to 24,903,017 shares or 36.4% at September 30, 2008.

Following additional share purchases in the open market and a successful acceptance of the Offer, as of October 27, 2008, the Company owned 63,436,487 shares or 92.8% of the share capital of Alliance Re.  According to the Offer terms, if the Company were to acquire more than 90% of the share capital of Alliance Re, it would exercise its right pursuant to Part VIII, article 36(4)(a) of the Cyprian Public Offering and Acquisition Law 2007, to acquire the remaining outstanding shares at €0,48 cash per share, so as to acquire 100% of the shares of Alliance Re. This right must be exercised within three months from the expiry of the period of acceptance of the Offer.  On October 29, 2008, the Company exercised its right under article 36 to acquire the remaining 7.2% of the Alliance Re shares at €0,48 cash per share, the same amount as the Offer.

5.       Investments

Fair value disclosure

The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.  In accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the Company determined that its investments in U.S. government securities, listed equity securities and fixed income fund are stated at Level 1 fair value. Investments in corporate bonds, mortgage-backed securities, equity exchange traded funds, investment funds that are hedge funds, asset backed securities, real estate investment trust (“REITs”) and REIT funds are stated at Level 2, whereas the investment funds that are private equity investments and catastrophe bonds are stated at Level 3 fair value. The investment in Alliance Re is now accounted for as an equity investment and is not accounted for at fair value under SFAS 159 (see Note 4).

The Company has reviewed its Level 3 investments and the valuation methods are as follows: Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.  The private equity investments are valued by the investment fund managers using the valuations and financial statements provided by the general partners of the funds on a quarterly basis.  These valuations are then adjusted by the investment fund managers for cash flows since the most recent valuation.  The valuation methodology used for investment funds is consistent with the methodology that is generally employed in the investment industry.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

As at September 30, 2008 and December 31, 2007, the Company’s investments are allocated between levels as follows:

	Fair Value Measurement at September 30, 2008, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
Description	Measurements	(Level 1)	(Level 2)	(Level 3)
Fixed maturity investments	$697,839	$343,800	$354,039	$-
Short term investments	29,888	29,888	-	-
Equity investments	78,426	3,946	74,480	-
	806,153	377,634	428,519	-
Other Investments
Real estate investment trust funds	56,308	-	56,308	-
Investment funds	30,237	-	18,461	11,776
Catastrophe bonds	39,888	-	-	39,888
Fixed income fund	281,662	281,662	-	-
	408,095	281,662	74,769	51,664

Totals	$1,214,248	$659,296	$503,288	$51,664

For reconciliation purposes, the table above does not include an equity investment in Alliance Re of $15.0 million in which the Company is deemed to have a significant influence and is accounted for under the equity method and as such, this investment is not accounted for at fair value under SFAS 159.

	Fair Value Measurement at December 31, 2007, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
Description	Measurements	(Level 1)	(Level 2)	(Level 3)
Fixed maturity investments	$1,109,105	$471,811	$637,294	$-
Short term investments	23,616	4,914	18,702	-
Equity investments	74,357	74,357	-	-
	1,207,078	551,082	655,996	-
Other Investments
Real estate investment trusts	12,204	-	12,204	-
Investment funds	31,249	-	20,041	11,208
Catastrophe bonds	36,619	-	-	36,619
Fixed income fund	212,982	212,982	-	-
	293,054	212,982	32,245	47,827

Totals	$1,500,132	$764,064	$688,241	$47,827

For reconciliation purposes, the table above does not include an equity investment of $112,000 in which the Company is deemed to have a significant influence and is accounted for under the equity method and as such, is not accounted for at fair value under SFAS 159.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

The reconciliation of the fair value for the Level 3 investments for the three and nine months ended September 30, 2008, including net purchases and sales, realized gains and change in unrealized gains, is set out below:

	For the Three Months Ended September 30, 2008
	Investment	Catastrophe	Alliance
Description	funds	bonds	Re
Fair value, June 30, 2008	$11,864	$40,081	$6,846
Total realized gains included in earnings	644	278	-
Total unrealized losses included in earnings	(1,532)	(471)	-
Net purchases and sales	800	-	6,805
Transfers to equity investment	-	-	(13,651)
Fair value, September 30, 2008	$11,776	$39,888	$-

	For the Nine Months Ended September 30, 2008
	Investment	Catastrophe	Alliance
Description	funds	bonds	Re
Fair value, December 31, 2007	$11,208	$36,619	$-
Total realized gains included in earnings	644	278	-
Total unrealized losses included in earnings	(1,382)	(509)	-
Net purchases and sales	1,306	3,500	13,651
Transfers to equity investment	-	-	(13,651)
Fair value, September 30, 2008	$11,776	$39,888	$-

The Company purchased a 14.6% interest in Alliance Re during the quarter ended June 30, 2008, and had recorded the investment in Alliance Re at fair value based on the recently completed arms length purchase negotiated between the Company and external third parties. On August 12, 2008, the Company purchased an additional 10,498,164 shares of Alliance Re (15.4%) for $6.8 million. The investment in Alliance Re is now accounted for as an equity investment and is not accounted for at fair value under SFAS 159.

6.       Derivatives

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

The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investments in foreign subsidiaries.  The gains and losses associated with changes in fair value of the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that these are effective as hedges.  All other derivatives are not designated as hedges, and accordingly, these instruments are carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

Interest rate swaps

The Company has previously used interest rate swap contracts in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  By using interest rate swaps, the overall duration or interest rate sensitivity of the portfolio can be altered.  The Company has also used interest rate swaps to manage its borrowing costs on its long term debt.  As of September 30, 2008, the Company did not have any interest rate swaps and as of December 31, 2007, there were a total of $389.9 million of interest rate swaps in the portfolio with a total fair value of $2.3 million.  During the three months ended September 30, 2008 and 2007, the Company recorded realized and unrealized losses on interest rate swaps of $0.1 million and $nil, respectively, and for the nine months ended September 30, 2008 and 2007, the Company recorded realized and unrealized gains of $0.2 million and realized and unrealized losses of $0.2 million on interest rate swaps, respectively.

Foreign currency swaps

The Company periodically uses foreign currency swaps to minimize the effect of fluctuating foreign currencies. The Company has entered into a foreign currency swap, in relation to the Euro-denominated Deferrable Interest Debentures (“Deferrable Interest Debentures”). Under the terms of the foreign currency swap, the Company exchanged €13.0 million for $18.4 million, will receive Euro Interbank Offered Rate (“Euribor”) plus 354 basis points and will pay London Interbank Offering Rate (“LIBOR”) plus 367 basis points. The swap expires on September 15, 2011 and had a fair value of $(0.2) million and $2.5 million as at September 30, 2008 and December 31, 2007, respectively.  During the three months ended September 30, 2008 and 2007, the Company recorded realized and unrealized losses of $2.7 million and realized and unrealized gains of $1.0 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company recorded realized and unrealized losses of $0.7 million and realized and unrealized gains of $1.5 million, respectively, on foreign currency swaps.

Foreign currency forwards

The Company and its subsidiaries use foreign currency forward contracts to manage currency exposure.  The contractual amount of these contracts as at September 30, 2008 and December 31, 2007 was $561.3 million and $311.1 million, respectively, and these contracts had a fair value of $5.6 million and $(7.1) million, respectively.  The Company has designated $494.6 million and $264.4 million of foreign currency forwards contractual value as hedge instruments, which had a fair value of $11.7 million and $(3.4) million as at September 30, 2008 and December 31, 2007, respectively.  During the three months ended September 30, 2008 and 2007, the Company recorded $0.1 million and $11.4 million, respectively, of realized and unrealized losses on foreign currency forward contracts and for the nine months ended September 30, 2008 and 2007, the Company recorded $3.1 million and $10.4 million of realized and unrealized losses, respectively, on foreign currency forward contracts.  During the three and nine months ended September 30, 2008, the Company recorded $31.3 million and $5.7 million of realized and unrealized gains, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

Total return swaps

The Company uses total return swaps to gain exposure to the U.S. real estate market.  The total return swaps allow the Company to earn the return of the underlying index while paying floating interest plus a spread to the counterparty.  As of September 30, 2008, there were total return swaps with a notional amount of $85.4 million and a fair value of $(0.5) million in the portfolio and as of December 31, 2007, the notional amount of the total return swaps was $14.2 million and they had a fair value of $(4.9) million.  During the three months ended September 30, 2008 and 2007, the Company recorded $0.5 million and $0.1 million of realized and unrealized losses, respectively, on total return swaps and for the nine months ended September 30, 2008 and 2007, the Company recorded $5.3 million and $2.9 million of realized and unrealized losses, respectively, on total return swaps.

To be announced mortgage backed securities

By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative in the consolidated financial statements. At September 30, 2008 and December 31, 2007, the notional principal amount of TBAs was $50.9 million and $18.2 million and the fair value was $(0.4) million and $0.2 million, respectively. During the three months ended September 30, 2008 and 2007, the Company recorded $0.9 million of realized and unrealized gains and $nil, respectively. During the nine months ended September 30, 2008 and 2007, the Company recorded $0.6 million of realized and unrealized gains and $0.6 million, respectively, of realized and unrealized losses on TBAs.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

Futures

The Company has entered into equity index, commodity index, bond index and interest rate futures. At September 30, 2008 and December 31, 2007, the notional amount of these futures was $362.1 million and $421.0 million, respectively. The net fair value of futures contracts was $(24.1) million and $(2.2) million as at September 30, 2008 and December 31, 2007, respectively. During the three months ended September 30, 2008 and 2007, the Company recorded $69.8 million of realized and unrealized losses and $2.6 million of realized and unrealized gains, respectively, on futures. During the nine months ended September 30, 2008 and 2007, the Company recorded $70.7 million of realized and unrealized losses and $12.3 million of realized and unrealized gains, respectively, on futures.

Other reinsurance derivatives

The Company has entered into industry loss warranty (“ILW”) transactions that may be structured as reinsurance or derivatives. For those transactions determined to be derivatives, the fair value was $(1.3) million and $(1.3) million at September 30, 2008 and December 31, 2007, respectively. During the three months ended September 30, 2008 and 2007, the Company recorded $1.5 million and $0.6 million, respectively, of realized and unrealized gains on ILWs determined to be derivatives and for the nine months ended September 30, 2008 and 2007, the Company recorded $2.6 million and $1.0 million, respectively, of realized and unrealized gains on ILWs determined to be derivatives.

Beginning in 2008, the Company entered into futures options contracts, both purchased and written, on major hurricane indexes that are traded on the Chicago Mercantile Exchange. The net notional exposure is determined based on the futures exchange futures specifications.  The net fair value of the options was recorded on the balance sheet, with purchased options of $0.8 million recorded in other assets and written options of $3.0 million recorded in other liabilities.  The realized and unrealized gains recorded on the hurricane indexes were $0.4 million and $0.4 million, respectively, during the three months and nine months ended September 30, 2008.

Fair value disclosure

In accordance with SFAS 157, the fair value of derivative instruments held as of September 30, 2008 and December 31, 2007 is allocated between levels as follows:

	Fair Value Measurement at September 30, 2008, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Derivatives
Futures contracts	$(24,116)	$(24,116)	$-	$-
Swaps	(642)	-	(642)	-
Forward currency forwards	5,555	-	5,555	-
Mortgage backed securities TBA	(379)	-	(379)	-
Other reinsurance derivatives	(3,433)	-	(2,148)	(1,285)
Total derivatives	$(23,015)	$(24,116)	$2,386	$(1,285)

Derivatives are recorded in other assets and other liabilities with balances as at September 30, 2008 of $40.2 million and $63.2 million, respectively.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

	Fair Value Measurement at December 31, 2007, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Derivatives
Futures contracts	$(2,228)	$(2,228)	$-	$-
Swaps	(153)	-	(153)	-
Forward currency forwards	(7,067)	-	(7,067)	-
Mortgage backed securities TBA	173	-	173	-
Other reinsurance derivatives	(1,305)	-	-	(1,305)
Total derivatives	$(10,580)	$(2,228)	$(7,047)	$(1,305)

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Other reinsurance derivatives
Opening fair value	$(127)	$(1,305)
Total unrealized gains included in earnings	1,453	2,631
Net purchases and sales	(2,611)	(2,611)
Fair value, September 30, 2008	$(1,285)	$(1,285)

7.      Debt and Financing Arrangements

Long term debt

The Company repurchased, in a privately negotiated transaction, $11.25 million of principal amount of its outstanding $100.0 million Floating Rate Deferrable Interest Junior Subordinated Notes (the “Notes”) during the quarter ended June 30, 2008.  The purchase price paid for the Notes was 81% of face value, representing a discount of 19%.  The repurchase resulted in a gain of $2.0 million, net of unamortized debt issuance costs of $0.1 million that were written off.  As a result, the gain has been included as a gain on early extinguishment of debt under other income.

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three months ended September 30, 2008 and 2007, the Company incurred interest expense of $3.7 million and $5.9 million, respectively, and for the nine months ended September 30, 2008 and 2007, the Company incurred interest expense of $13.7 million and $12.7 million, respectively, on the Deferrable Interest Debentures.  Also, at September 30, 2008 and December 31, 2007, the Company had $1.4 million and $1.9 million, respectively, of interest payable included in other liabilities.

Letter of credit facility

In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A.  In April 2007, the Company increased its uncommitted letter of credit facility agreement with Citibank N.A. from $200.0 million to $400.0 million. As at September 30, 2008 and December 31, 2007, $72.6 million and $73.8 million, respectively, had been drawn under this facility, and the drawn amount of the facility was secured by $80.6 million and $82.0 million, respectively, of fixed maturity securities from the Company’s investment portfolio.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

In September 2007, the Company entered into a $200.0 million uncommitted secured letter of credit facility agreement with Wachovia Bank, N.A.  (“Wachovia”). While the Company has not drawn upon this facility as at September 30, 2008, if drawn upon, the utilized portion of the facility will be secured by an appropriate portion of securities from the Company’s investment portfolio. Given the recently announced merger of Wachovia and Wells Fargo Inc., there is some uncertainty as to our ability to access this facility, however we believe that our inability to access this facility would have no material impact on our business.

These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of the letters of credit outstanding at any given time.

8.      Stock Transaction of Subsidiary

On July 1, 2008, Island Heritage Holdings Company (“Island Heritage”), in which the Company holds a controlling interest, issued 1,789 shares to certain of its employees under a performance share unit plan. Prior to this transaction, the Company held an ownership interest in Island Heritage of 59.6% and now holds an interest of 59.2%.

The Company accounts for the issuance of a subsidiary’s stock in accordance with SEC Staff Accounting Bulletin Topic 5H “Accounting for sales of stock by a subsidiary”, which requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to record gains and losses resulting from the issuance of subsidiary’s stock as an equity transaction. Accordingly, the Company recorded a loss of $0.1 million as a decrease to additional paid-in capital.

9.      Share Based Compensation

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

Performance Share Units

The Performance Share Unit Plan (“PSU Plan”) is the Company’s shareholder approved primary executive long-term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of Directors, Performance Share Units (“PSUs”) may be granted to executive officers and certain other key employees and vesting is contingent upon the Company meeting certain diluted return-on-equity (“DROE”) goals.

A summary of the activity under the PSU Plan as at September 30, 2008, and changes during the three months and nine months ended September 30, 2008, is as follows:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	2,312,658	$12.63	1.5	1,658,700	$12.07	1.7
Granted	83,000	11.79		814,958	13.68
Forfeited	(17,000)	12.76		(95,000)	12.58
Change in assumptions	(2,272,836)	12.71		(2,272,836)	12.71
Outstanding at end of period	105,822	10.19	0.3	105,822	10.19	0.3

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a three year period. Considering the net loss incurred in the nine months ended September 30, 2008, the Company reviewed is DROE estimates for the applicable performance periods and accordingly revised the number of PSUs expected to vest. As a result, compensation expense of $(11.9) million and $(7.1) million has been recorded in general and administrative expenses in relation to the PSU Plan for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, respectively, $1.6 million and $4.4 million has been recorded in general and administrative expenses in relation to the PSU Plan. As at September 30, 2008 and December 31, 2007, there was a total of $0.1 million and $11.9 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 0.3 years and 2.1 years, respectively.

No PSUs have vested or been cancelled since the inception of the PSU Plan.

Restricted Share Units

Beginning July 1, 2006, the Company granted Restricted Share Units (“RSUs”) to certain employees and directors of the Company.  The purpose of the Restricted Share Unit Plan (“RSU Plan”) is to encourage employees and directors of the Company to further the development of the Company and to attract and retain key employees for the Company’s long-term success. The RSUs granted to employees vest over a period of approximately two years while RSUs granted to directors vest on the grant date.

A summary of the activity under the RSU Plan as at September 30, 2008 and changes during the three and nine months ended September 30, 2008 is as follows:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	477,508	$13.32	0.7	326,610	$12.45	0.6
Granted	16,046	11.98		255,361	13.71
Forfeited	(38,850)	13.68		(59,750)	13.67
Vested in the period	-	-		(67,517)	10.81
Outstanding at end of period	454,704	13.24	0.5	454,704	13.24	0.5

As at September 30, 2008 and December 31, 2007, there was a total of $1.6 million and $1.3 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.0 year and 0.9 years, respectively.  A compensation expense of $0.3 million and $0.4 million has been recorded in general and administrative expenses for the three months ended September 30, 2008 and 2007, respectively, and $2.4 million and $1.8 million has been recorded in general and administrative expenses for the nine months ended September 30, 2008 and 2007, respectively, in relation to the RSU Plan.

Since the inception of the RSU Plan in July 2006, 59,700 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled.  During the three months ended September 30, 2008 and September 30, 2007, no RSUs were granted to the directors. During the nine months ended September 30, 2008 and September 30, 2007, respectively, 55,715 and 61,761 RSUs were granted to the directors.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

10.       Earnings Per Common Share

The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Basic (loss) earnings per common share
Net (loss) income	$(186,548)	$66,249	$(111,740)	$116,553
Weighted average common shares outstanding	85,346,325	85,297,891	85,325,277	80,730,125
Weighted average vested restricted share units	152,958	115,588	154,584	86,404
Weighted average common shares outstanding—Basic	85,499,283	85,413,479	85,479,861	80,816,529
Basic (loss) earnings per common share	$(2.18)	$0.78	$(1.31)	$1.44

Diluted (loss) earnings per common share
Net (loss) income	$(186,548)	$66,249	$(111,740)	$116,553
Weighted average common shares outstanding	85,346,325	85,297,891	85,325,277	80,730,125
Weighted average vested restricted share units outstanding	152,958	115,588	154,584	86,404
	85,499,283	85,413,479	85,479,861	80,816,529
Share equivalents:
Weighted average unvested restricted share units	-	78,082	-	120,532
Weighted average common shares outstanding—Diluted	85,499,283	85,491,561	85,479,861	80,937,061
Diluted (loss) earnings per common share	$(2.18)	$0.77	$(1.31)	$1.44

Dilutive share equivalents have been excluded in the weighted average common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  The number of anti-dilutive share equivalents that have been excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2008, were 130,891and 236,876 respectively.  Also at September 30, 2008 and 2007, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.  Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at September 30, 2008 and 2007, there were 105,822 and 1,538,000 PSUs outstanding, respectively.  The maximum number of common shares that could be issued under the PSU Plan at September 30, 2008 and 2007 was 4,757,316 and 3,076,000, respectively.

11.       Legal Proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  As at September 30, 2008, the Company was not a party to any litigation or arbitration proceedings.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

12.    Segment Reporting

The Company holds a controlling interest in Island Heritage, whose primary business is insurance.  As a result of the strategic significance of the insurance business to the Company, and given the relative size of revenues generated by the insurance business, the Company revised its segment structure, effective January 1, 2008, to better align the Company’s operating and reporting structure with its current strategy.  The Company determined that the allocation of resources and the assessment of performance should be reviewed separately for both segments.  The Company is currently organized into two reportable business segments: Reinsurance and Insurance. The 2007 comparative information below reflects our current segment structure.  The Company regularly reviews its financial results and assesses performance on the basis of these two reportable business segments.

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

Insurance

The Company has established an Insurance segment for the nine months ended September 30, 2008, as a result of the insurance business operated through Island Heritage, a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.  The Company gained a controlling interest in Island Heritage in the third quarter of 2007, and as a result, the comparatives for the nine months ended September 30, 2007 include the results of Island Heritage for the quarter ended September 30, 2007 only.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes, minority interest and interest in earnings of equity investments, total assets, reserves and ratios for each of our business segments for the three and nine months ended September 30, 2008 and 2007:

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index
	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross premiums written	$155,508	$17,711	$173,219	$101,912	$21,792	$123,704
Net premiums written	137,171	14,064	151,235	81,095	10,037	91,132
Net premiums earned	$178,611	$10,030	$188,641	$132,197	$6,602	$138,799
Other insurance related (loss) income	(326)	1,608	1,282	418	1,422	1,840
Loss and loss adjustment expenses	198,076	1,692	199,768	37,105	334	37,439
Acquisition costs	23,859	3,593	27,452	25,381	3,414	28,795
General and administrative expenses	13,911	2,360	16,271	18,130	1,633	19,763
Underwriting (Loss) Income	$(57,561)	$3,993	$(53,568)	$51,999	$2,643	$54,642

Loss ratio	110.9%	16.9%	105.9%	28.1%	5.1%	27.0%
Acquisition cost ratio	13.3%	35.8%	14.6%	19.2%	51.7%	20.7%
General and administrative expense ratio	7.8%	23.5%	8.6%	13.7%	24.7%	14.2%
Combined ratio	132.0%	76.2%	129.1%	61.0%	81.5%	61.9%
Total assets	$2,343,057	$72,159	$2,415,216	$1,991,604	$75,092	$2,066,696

Reconciliation:
Underwriting (Loss) Income			$(53,568)			$54,642
Net investment income			16,056			17,022
Net realized and unrealized (losses) gains - investments			(138,677)			17,980
Net realized and unrealized losses - other			(1,039)			(9,682)
Other income			136			121
Interest expense			(3,722)			(5,873)
Net foreign exchange (losses) gains			(8,331)			1,842
(Loss) Income before income taxes, minority interest and interest in earnings of equity investments			$(189,145)			$76,052

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross premiums written	$623,155	$63,488	$686,643	$490,270	$21,792	$512,062
Net premiums written	584,458	25,752	610,210	461,208	10,037	471,245
Net premiums earned	$441,020	$24,645	$465,665	$345,265	$6,602	$351,867
Other insurance related income	456	2,095	2,551	840	1,422	2,262
Loss and loss adjustment expenses	294,030	1,803	295,833	162,110	334	162,444
Acquisition costs	68,842	9,985	78,827	52,824	3,414	56,238
General and administrative expenses	60,731	6,303	67,034	46,599	1,633	48,232
Underwriting Income	$17,874	$8,648	$26,522	$84,572	$2,643	$87,215

Loss ratio	66.7%	7.3%	63.5%	47.0%	5.1%	46.2%
Acquisition cost ratio	15.6%	40.5%	16.9%	15.3%	51.7%	16.0%
General and administrative expense ratio	13.8%	25.6%	14.4%	13.5%	24.7%	13.7%
Combined ratio	96.1%	73.4%	94.8%	75.8%	81.5%	75.9%
Total assets	$2,343,057	$72,159	$2,415,216	$1,991,604	$75,092	$2,066,696

Reconciliation:
Underwriting Income			$26,522			$87,215
Net investment income			48,031			51,184
Net realized and unrealized (losses) gains - investments			(160,428)			18,747
Net realized and unrealized losses - other			(2,144)			(7,836)
Other income			2,718			623
Interest expense			(13,671)			(12,657)
Net foreign exchange (losses) gains			(3,262)			3,180
(Loss) Income before income taxes, minority interest and interest in earnings of equity investments			$(102,234)			$140,456

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

13.    Subsequent Events

Share buyback program

On September 22, 2008, the Company announced that its Board of Directors had approved the potential repurchase of Company stock.  The buyback program allows the Company to purchase, from time to time, the Company's outstanding stock up to a value $60.0 million. Purchases under the buyback program are made with cash, at market prices, through a brokerage firm. During the period from October 2, 2008 to November 4, 2008 the Company purchased 660,429 shares for total consideration of $6.3 million. The timing and amount of repurchase transactions will be determined by the Company’s management, based on its evaluation of a number of factors, including share price and market conditions.  The Company may decide at any time to suspend or discontinue the program.

Marlborough Underwriting Agency Limited (“Marlborough”)

On October 17, 2008, the Company announced that it has entered into an agreement to acquire 100% of the common shares of Marlborough Underwriting Agency Limited, the managing agency for Lloyd's Syndicate 1861 - a Lloyd's syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance, from the Berkshire Hathaway Group. The acquisition does not include the existing corporate Lloyd’s member or any liability for business written during or prior to 2008. The Company is in the process of licensing its own corporate capital vehicle which is expected to be the capital provider for Lloyd’s Syndicate 1861 for fiscal year 2009 onwards. The transaction is subject to Lloyd's and UK Financial Services Authority approval. Total consideration for the acquisition of the shares of Marlborough is £32 million. The acquisition is expected to close in the fourth quarter of 2008. It provides the Company with a Lloyd’s platform with access to both London business and that sourced globally from our network of offices.

Review of asset allocation

Our investment portfolio on a risk basis, at September 30, 2008, comprised 67.8% fixed maturities, short-term investments and cash and cash equivalents, 20.4% equities and the balance in other investments.  In October 2008, given the turbulent worldwide financial markets, the Finance Committee of the Board decided to revise its asset allocation and accordingly, significantly reduce the risk of the Company’s portfolio by eliminating its direct exposure to equities and to non-U.S. real estate and by lowering its exposure to commodities. The net realized and unrealized losses incurred since September 30, 2008 on the investments disposed of per the revised allocation policy is approximately $81.2 million which will be recorded in the three month period ended December 31, 2008.  The estimated portfolio mix following the change in allocation comprises approximately 91.7% fixed maturities, short-term investment and cash and cash equivalents, 2.3% equities and the balance in other investments.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following is a discussion and analysis of our financial condition as at September 30, 2008 and December 31, 2007 and our results of operations for the three and nine months ended September 30, 2008 and 2007.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” contained in our Form 10-K, filed with the SEC on March 19, 2008, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

References in this Quarterly Report on Form 10-Q to the “Company”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings Limited and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Island Heritage Holdings Limited, its Cayman-based insurance company and any other direct or indirect subsidiary, unless the context suggests otherwise.  References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA and its wholly-owned subsidiaries, including its Bermuda branch, and references to “Island Heritage” refer to Island Heritage Holdings Limited and its subsidiaries.  References in this Form 10-Q to “dollars” or “$” are to the lawful currency of the United States of America, unless the context otherwise requires. All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts and percentages.

On September 30, 2008, the Company completed the restructuring of its global operations by merging its two wholly-owned subsidiaries, Flagstone Reinsurance Limited and Flagstone Suisse into one succeeding entity, Flagstone Suisse with its existing Bermuda branch. The merger consolidated the Company’s underwriting capital into one main operating entity, thus maximizing capital efficiency and creditworthiness, while still offering a choice of either Bermuda or Swiss underwriting access. Because both companies were wholly-owned subsidiaries of the Company, the merger did not result in any changes to prior periods or to significant accounting policies. The change in corporate structure does not result in any change of management or corporate control, or any changes to the Board of Directors.

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

Index

Our expenses consist primarily of the following types: loss and loss adjustment expenses incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our PSU and RSU Plans, and other general operating expenses; interest expenses related to our debt obligations; and minority interest, which represents the interest of external parties with respect to the net income of Mont Fort Re Ltd. (“Mont Fort”), Island Heritage, and Flagstone Africa.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income to date has been earned in Bermuda, a non-taxable jurisdiction, the tax impact on our operations has historically been minimal. As a result of the merger between Flagstone Reinsurance Limited and Flagstone Suisse, we expect our tax expense to increase to approximate our effective Swiss Federal tax rate of approximately 8% on the portion of underwriting profits, if any, generated by Flagstone Suisse, excluding the underwriting profits generated in Bermuda through the Flagstone Suisse branch office.

The Company holds a controlling interest in Island Heritage, whose primary business is insurance.  As a result of the strategic significance of the insurance business to the Company, and given the relative size of revenues generated by the insurance business, the Company revised its segment structure, effective January 1, 2008, to better align the Company’s operating and reporting structure with its current strategy.  The Company determined that the allocation of resources and the assessment of performance should be reviewed separately for both segments.  The Company is currently organized into two business segments: Reinsurance and Insurance.  The 2007 comparative information below reflects our current segment structure.  The Company regularly reviews its financial results and assesses performance on the basis of these two operating segments.

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

Insurance

The Company has established a new Insurance segment for the nine months ended September 30, 2008, which included insurance business generated through Island Heritage, a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.  The Company gained controlling interest of Island Heritage in the third quarter of 2007, and as a result, the comparatives for the nine months ended September 30, 2007 include the results of Island Heritage for the quarter ended September 30, 2007 only.

Index

Critical Accounting Policies

Critical accounting policies at September 30, 2008 have not changed compared to December 31, 2007.  The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

New Accounting Pronouncements

The Company maintains the Plan, which covers certain employees at Flagstone Suisse.  The Company accounts for this pension plan using the accrual method, consistent with the requirements of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132” (“SFAS 158”), which was adopted by the Company on January 1, 2008.  SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status through comprehensive income in the year in which the changes occur.  An unfunded transitional liability of $0.6 million was recorded in accumulated other comprehensive income at January 1, 2008 and is being amortized over the estimated average remaining service life of 12.2 years.  The net periodic pension expense for 2008 is expected to be approximately $1.2 million, of which $0.3 million and $0.8 million have been recorded as a pension expense in the three and nine months ended September 30, 2008.  A pension asset of $0.7 million and a pension liability of $1.3 million were recognized in the September 30, 2008 unaudited condensed consolidated balance sheet.  The Company funds the Plan at the amount required by local legal requirements.

In March 2008, the FASB released Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The adoption of SFAS 161 will have no impact on the Company’s results of operations or consolidated financial condition but it is expected to change the Company’s current disclosures regarding its derivative instruments.

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

In May 2008, the FASB also issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60”. SFAS 163 prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance and reinsurance contracts. SFAS 163 applies to financial guarantee insurance and reinsurance contracts issued by insurers subject to SFAS 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 does not apply to insurance contracts that are similar to financial guarantee insurance contracts such as mortgage guaranty or trade-receivable insurance, financial guarantee contracts issued by noninsurance entities, or financial guarantee contracts that are derivative instruments within the scope of SFAS 133. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements about the risk-management activities of the insurance enterprise which are effective for the first quarter beginning after the Statement was issued. Except for those disclosures, early application is prohibited.  SFAS 163 is not expected to have an effect on the Company as the Company does not enter into financial guarantee contracts.

Index

On October 10, 2008, the FASB issued a FASB staff position, SFAS 157-3, to clarify the application of SFAS 157, in a market that is not active. SFAS 157-3 provides that determination of fair value in a dislocated market depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. The use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. SFAS 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The Company has considered the provisions of SFAS 157-3 on the current quarter and determined that the application of SFAS 157-3 does not have an effect on the Company’s current financial position. To further clarify, the Company has reviewed its Level 3 investments, and the valuation methods applied to those investments are as follows. Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.  The private equity investments are valued by the investment fund managers using the valuations and financial statements provided by the general partners of the funds on a quarterly basis.  These valuations are then adjusted by the investment fund managers for cash flows since the most recent valuation.  The valuation methodology used for investment funds is consistent with the methodology that is generally employed in the investment industry.

Recent Developments

Alliance Re

On April 28, 2008, the Company announced its intent to acquire up to 30.0% of Alliance Re from current shareholders.  The Company completed its acquisition on August 12, 2008, through the purchase of 10,498,164 shares (representing 15.4% of its common shares) for $6.8 million.  The acquisition was partially completed in the second quarter of 2008 through the purchase of 9,977,664 shares (representing 14.6% of its common shares) for $6.8 million.  Alliance Re, domiciled in the Republic of Cyprus and publicly traded on the Cyprus Stock Exchange (ALL), is a specialist property and casualty reinsurer writing multiple lines of business in Europe, Asia, and the Middle East & North Africa regions.

On August 13, 2008, Flagstone Suisse announced its decision to submit an Offer for the acquisition of up to 100% of the 68,347,215 issued and outstanding common share capital of Alliance Re. The consideration for the Offer is €0,48 per share, payable in cash to all accepting shareholders. During September 2008, the Company acquired 4,427,189 Alliance Re shares on the open market for total consideration of $3.0 million, bringing the Company’s total ownership interest to 24,903,017 shares or 36.4% at September 30, 2008.

Following additional share purchases in the open market and a successful acceptance of the Offer, as of October 27, 2008, the Company owned 63,436,487 shares or 92.8% of the share capital of Alliance Re.  According to the Offer terms, if the Company were to acquire more than 90% of the share capital of Alliance Re, it would exercise its right pursuant to Part VIII, article 36(4)(a) of the Cyprian Public Offering and Acquisition Law 2007, to acquire the remaining outstanding shares at €0,48 cash per share, so as to acquire 100% of the shares of Alliance Re. This right must be exercised within three months from the expiry of the period of acceptance of the Offer.  On October 29, 2008, the Company exercised its right under article 36 to acquire the remaining 7.2% of the Alliance Re shares at €0,48 cash per share, the same amount as the Offer.

Index

Marlborough Underwriting Agency Limited (“Marlborough”)

On October 17, 2008, the Company announced that it has entered into an agreement to acquire Marlborough, the managing agency for Lloyd's Syndicate 1861 - a Lloyd's syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance, from the Berkshire Hathaway Group. The acquisition does not include the existing corporate Lloyd’s member or any liability for business written during or prior to 2008. The Company is in the process of licensing its own corporate capital vehicle which is expected to be the capital provider for Lloyd’s Syndicate 1861 for fiscal year 2009 onwards. The transaction is subject to Lloyd's and UK Financial Services Authority approval. Total consideration for the acquisition of the shares of Marlborough is £32.0 million.  The acquisition is expected to close in the fourth quarter of 2008. It provides the Company with a Lloyd’s platform with access to both London business and that sourced globally from our network of offices. This allows the Company to complete our mission of being a multiline reinsurer and an insurer in selected markets.

Emergency Economic Stabilization Act of 2008

In response to the financial crises affecting the banking system and financial markets, on October 3, 2008, President George W. Bush signed into law the Emergency Economic Stabilization Act of 2008 (“the Act”). One of the objectives of the Act is to restore liquidity and stability to the financial system in the United States. Pursuant to the Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions.  It is not clear at this time what impact the Act will have on the financial markets generally, or the Company specifically.  However the Company does not anticipate that the Act will have a material impact on its future financial position, results of operations, cash flows or liquidity.

Investments

Review of asset allocation

Our investment portfolio on a risk basis, at September 30, 2008, comprised 67.8% fixed maturities, short-term investments and cash and cash equivalents, 20.4% equities and the balance in other investments.  In October 2008, given the turbulent worldwide financial markets, the Finance Committee of the Board decided to revise its asset allocation and accordingly, significantly reduce the risk of the Company’s portfolio by eliminating its direct exposure to equities and to non-U.S. real estate and by lowering its exposure to commodities. The net realized and unrealized losses incurred since September 30, 2008 on the investments disposed of per the revised allocation policy is approximately $81.2 million which will be recorded in the three month period ended December 31, 2008.  The estimated portfolio mix following the change in allocation comprises approximately 91.7% fixed maturities, short-term investment and cash and cash equivalents, 2.3% equities and the balance in other investments.

Fair value disclosure

The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.  The following is a summary of valuation methodologies we used to measure our financial instruments.  Investments are recorded on a trade date basis and realized gains and losses on sales of investments are determined on a first-in, first-out basis.

Fixed maturities and short term investments

The Company’s U.S. government securities are stated at fair value as determined by the quoted market price of these securities as provided by exchange market prices, which represented 51.3% of our total fixed maturities portfolio. These securities are classified within Level 1.

The fair value of the corporate bonds, mortgage-backed securities, and asset-backed securities are provided by independent pricing services or by broker quotes based on inputs that are observable for the asset, either directly or indirectly. These securities are classified within Level 2 and the specific details of the sources are described below.

Pricing Services

At September 30, 2008, pricing for approximately 48.0% of our total fixed maturities was based on prices provided by nationally recognized independent pricing services. Generally, pricing services provide pricing for less-complex, liquid securities based on market quotations in active markets. For fixed maturities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-side markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At September 30, 2008, we have not adjusted any pricing provided by independent pricing services.

Index
Broker-Dealers

In some cases,  we obtain quotes directly from broker-dealers who are active in the corresponding markets when prices are unavailable from independent pricing services. This may also be the case if the pricing from these pricing services is not reflective of current market levels. At September 30, 2008, approximately 0.7% of our fixed maturities were priced by broker-dealers. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Given the severe credit market dislocation experienced in September 2008, it has been more challenging for broker-dealers to observe actual trades due to the lack of liquid and active secondary markets. The market illiquidity has been evidenced by a significant decrease in the volume of trades relative to historical levels and the significant widening of the bid-ask spread in the brokered markets, in particular for our Alt-A securities, which represents  less than 0.6% of our total fixed maturity portfolio. To price these securities, although thinly traded, the broker-dealers may consider both pricing from recent limited trades (market approach) and discounted cash flows (income approach) using significant observable market inputs. The evaluation of whether or not actual transactions in the current financial markets represent distressed sales requires significant management judgment. We do not believe quotes received from broker-dealers reflect distressed transactions that would warrant an adjustment to fair value based on obtaining sufficient relevant observable market data to corroborate these quotes.  At September 30, 2008, we have not adjusted any pricing provided by broker-dealers.

Equities

The Company’s listed equity securities are stated at fair value as determined by the quoted market price of these securities. These investments are classified in Level 1.

The Company’s equity exchange traded funds are stated at fair value as determined by the quoted market price of these securities as provided either by independent pricing services or exchange market prices. Due to the reduced trading activity for these securities around September 30, 2008, these investments are classified in Level 2.

Other investments

The Company’s fixed income funds are stated at fair value as determined by the quoted market price of these securities.  These securities are classified within Level 1.

Investment funds and REIT funds are stated at fair value as determined by the most recently published net asset value, being the fund’s holdings in quoted securities adjusted for administration expenses. These investments are classified within Level 2.

Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks and accordingly we have classified within Level 3.

The private equity investments are valued by the investment fund managers using the valuations and financial statements provided by the general partners on a quarterly basis.  These valuations are then adjusted by the investment fund managers for the cash flows since the most recent valuation.  The valuation methodology used for the investment funds are consistent with the investment industry and we have classified within Level 3.

At September 30, 2008, the fair value of the securities classified as Level 3 under SFAS 157 was $51.7 million, or approximately 4.3% of total investment assets measured at fair value.  During the three months ended September 30, 2008 there was a change in the SFAS 157 classifications for the invested assets to transfer out the Company’s investment in Alliance Re at the point that it qualified for accounting using the equity method. The Company does not carry equity method investments at fair value. Refer to Note 5 of the unaudited condensed financial statements for a breakdown of the fair value measurements.

Derivative instruments

Derivative instruments are stated at fair value and are determined by the quoted market price for futures contracts within Level 1 and by observable market inputs for foreign currency forwards, total return swaps, currency swaps, interest rates swaps and TBAs within Level 2.  The Company fair values reinsurance derivative contracts by approximating the carrying value equal to the unearned premium as these contracts are short in duration, under one year in duration, within Level 3.

At September 30, 2008, the fair value of the derivative instruments classified as Level 3 under SFAS 157 was $(1.3) million.  Refer to Note 6 of the unaudited condensed financial statements for a breakdown of the fair value measurements.

Results of Operations - For the Three and Nine Months Ended September 30, 2008 and 2007

The Company’s reporting currency is the U.S. dollar.  The Company’s subsidiaries have one of the following functional currencies: U.S. dollar, Euro, Swiss franc, Indian rupee, British pound, Canadian dollar or South African rand.  As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons.  To the extent that fluctuations in foreign currency exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections.  See Note 2 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2008, for a discussion on translation of foreign currencies.

Index

U.S. dollar strengthened (weakened) against:	For the three months ended September 30, 2008	For the nine months ended September 30, 2008
Canadian dollar	4.2%	7.3%
Swiss franc	9.1%	(0.7%)
Euro	10.6%	3.7%
British pound	10.7%	10.7%
Indian rupee	8.4%	16.1%
South African rand	5.5%	N/A

Summary Overview

We incurred a net loss of $186.5 million and $111.7 million for the three and nine months ended September 30, 2008, respectively, compared to net income of $66.2 million and $116.6 million, respectively, for the same periods in 2007.  The results of Island Heritage were consolidated in our results of operations beginning in July 2007 and the results of Flagstone Africa were consolidated in our results of operations beginning in July 2008. The decrease in net income for the three and nine months ended September 30, 2008 of $252.8 million and $228.3 million, respectively, as compared to the same periods in 2007 is primarily due to:

	For the three months ended September 30, 2008	For the nine months ended September 30, 2008
- an decrease in underwriting income of:	$(108.2) million	$(60.7) million
- a decrease in investment income of:	$(1.0) million	$(3.2) million
- an decrease in the net realized and unrealized gains on investments and other derivative instruments and foreign exchange gains of:	$(158.2) million	$(179.9) million
- a decrease in minority interest expense of:	$13.0 million	$17.8 million
- a net decrease (increase) in other expenses of:	$1.6 million	$(2.3) million

These items are discussed in the following sections.

As a result of our net loss for the nine months ended September 30, 2008, our diluted book value per share decreased to $12.62 compared to $13.87 at December 31, 2007, representing a decrease of 8.1%, inclusive of dividends.

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Gross premiums written	$173,219	$123,704	$686,643	$512,062
Net premiums written	151,235	91,132	610,210	471,245
Net premiums earned	188,641	138,799	465,665	351,867
Loss and loss adjustment expenses	199,768	37,439	295,833	162,444
Underwriting (loss) income	(53,568)	54,642	26,522	87,215
Net investment income	16,056	17,022	48,031	51,184
Net realized and unrealized (losses) gains - investments	(138,677)	17,980	(160,428)	18,747
Net realized and unrealized losses - other	(1,039)	(9,682)	(2,144)	(7,836)
Net (loss) income	(186,548)	66,249	(111,740)	116,553

Net (loss) income per common share outstanding—Basic	$(2.18)	$0.78	$(1.31)	$1.44
Net (loss) income per common share outstanding—Diluted	$(2.18)	$0.77	$(1.31)	$1.44
Dividends declared per common share	$0.04	$0.04	$0.12	$0.04

Loss ratio	105.9%	27.0%	63.5%	46.2%
Acquisition cost ratio	14.6%	20.7%	16.9%	16.0%
General and administrative expense ratio	8.6%	14.2%	14.4%	13.7%
Combined ratio	129.1%	61.9%	94.8%	75.9%

Index

Outlook and Trends

The third quarter of 2008 has been marked by a global financial crisis which has involved, amongst other things, deterioration and volatility in the credit markets and a widening of credit spreads in fixed income sectors.  This crisis has been coupled with increased hurricane activity in the United States arising from Hurricanes Dolly, Gustav and Ike. We see these investment and hurricane losses in the industry and the serious problems of some major participants as creating an excellent opportunity for the Company. We expect an increased demand for reinsurance and a reduced supply to be available.  More specifically we anticipate that global catastrophe rates will improve for next year and that there will be a positive but smaller impact on specialty rates.  Having built our global platform both organically and by select acquisitions, we are ideally positioned to participate in this market upswing.  Not only is the rate improvement likely in the reinsurance business but we also see the problems at major insurers like American International Group Inc. ("AIG") producing opportunities in the direct market, which we are ideally placed to exploit, having expanded our platform through the acquisition of Marlborough.

We fully expect that we will see more business that meets our return criteria in 2009 than we will have capacity to write. Access to additional capital is extremely limited in the current market and we will be even more discriminating than usual about the business we choose to select.

Loss and Loss Adjustment Reserves

For our Gustav and Ike losses, we initially establish our loss reserves based on loss payments and case reserves reported by ceding companies. We then add to these case reserves our estimates for IBNR. To establish our IBNR estimates, in addition to the loss information and estimates communicated by cedents, we also use industry information, knowledge of the business written by us, management’s judgment and general market trends observed from our underwriting activities. We may also use our computer-based vendor and proprietary modeling systems to measure and estimate loss exposure under the actual event scenario, if available. Although the loss modeling systems assist with the analysis of the underlying loss, and provide us with information and the ability to perform an enhanced analysis, the estimation of claims resulting from Gustav and Ike is inherently difficult because of the variability and uncertainty of property catastrophe claims and the unique characteristics of each loss. Establishing an appropriate level of our loss reserve estimates is an inherently uncertain process. It is likely that the ultimate liability will be greater or less than these estimates and that, at times, this variance could be material.

Underwriting Results by Segment

Effective January 1, 2008, the Company is organized into two reportable segments, Reinsurance and Insurance. Our Reinsurance segment provides reinsurance through our property, property catastrophe and short-tail specialty and casualty reinsurance business units. Our Insurance segment provides insurance through Island Heritage.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, total assets, ratios and reserves for each of our business segments for the three and nine months ended September 30, 2008 and 2007:

 Index

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross premiums written	$155,508	$17,711	$173,219	$101,912	$21,792	$123,704
Net premiums written	137,171	14,064	151,235	81,095	10,037	91,132
Net premiums earned	$178,611	$10,030	$188,641	$132,197	$6,602	$138,799
Other insurance related (loss) income	(326)	1,608	1,282	418	1,422	1,840
Loss and loss adjustment expenses	198,076	1,692	199,768	37,105	334	37,439
Acquisition costs	23,859	3,593	27,452	25,381	3,414	28,795
General and administrative expenses	13,911	2,360	16,271	18,130	1,633	19,763
Underwriting (Loss) Income	$(57,561)	$3,993	$(53,568)	$51,999	$2,643	$54,642

Loss ratio	110.9%	16.9%	105.9%	28.1%	5.1%	27.0%
Acquisition cost ratio	13.3%	35.8%	14.6%	19.2%	51.7%	20.7%
General and administrative expense ratio	7.8%	23.5%	8.6%	13.7%	24.7%	14.2%
Combined ratio	132.0%	76.2%	129.1%	61.0%	81.5%	61.9%
Total assets	$2,343,057	$72,159	$2,415,216	$1,991,604	$75,092	$2,066,696

Reconciliation:
Underwriting (Loss) Income			$(53,568)			$54,642
Net investment income			16,056			17,022
Net realized and unrealized (losses) gains - investments			(138,677)			17,980
Net realized and unrealized losses - other			(1,039)			(9,682)
Other income			136			121
Interest expense			(3,722)			(5,873)
Net foreign exchange (losses) gains			(8,331)			1,842
(Loss) Income before income taxes, minority interest and interest in earnings of equity investments			$(189,145)			$76,052

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross premiums written	$623,155	$63,488	$686,643	$490,270	$21,792	$512,062
Net premiums written	584,458	25,752	610,210	461,208	10,037	471,245
Net premiums earned	$441,020	$24,645	$465,665	$345,265	$6,602	$351,867
Other insurance related income	456	2,095	2,551	840	1,422	2,262
Loss and loss adjustment expenses	294,030	1,803	295,833	162,110	334	162,444
Acquisition costs	68,842	9,985	78,827	52,824	3,414	56,238
General and administrative expenses	60,731	6,303	67,034	46,599	1,633	48,232
Underwriting Income	$17,874	$8,648	$26,522	$84,572	$2,643	$87,215

Loss ratio	66.7%	7.3%	63.5%	47.0%	5.1%	46.2%
Acquisition cost ratio	15.6%	40.5%	16.9%	15.3%	51.7%	16.0%
General and administrative expense ratio	13.8%	25.6%	14.4%	13.5%	24.7%	13.7%
Combined ratio	96.1%	73.4%	94.8%	75.8%	81.5%	75.9%
Total assets	$2,343,057	$72,159	$2,415,216	$1,991,604	$75,092	$2,066,696

Reconciliation:
Underwriting Income			$26,522			$87,215
Net investment income			48,031			51,184
Net realized and unrealized (losses) gains - investments			(160,428)			18,747
Net realized and unrealized losses - other			(2,144)			(7,836)
Other income			2,718			623
Interest expense			(13,671)			(12,657)
Net foreign exchange (losses) gains			(3,262)			3,180
(Loss) Income before income taxes, minority interest and interest in earnings of equity investments			$(102,234)			$140,456

Index

Gross Premiums Written

Details of consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance
Property catastrophe	$81,809	47.2%	$46,713	37.8%
Property	40,234	23.3%	36,142	29.2%
Short-tail specialty and casualty	33,465	19.3%	19,057	15.4%
Insurance	17,711	10.2%	21,792	17.6%
Total	$173,219	100.0%	$123,704	100.0%

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance
Property catastrophe	$425,937	62.0%	$352,039	68.7%
Property	79,349	11.6%	84,473	16.5%
Short-tail specialty and casualty	117,869	17.2%	53,758	10.5%
Insurance	63,488	9.2%	21,792	4.3%
Total	$686,643	100.0%	$512,062	100.0%

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured(1)
Caribbean (2)	$20,055	11.6%	$25,933	21.0%
Europe	8,924	5.2%	3,521	2.8%
Japan and Australasia	12,277	7.1%	8,261	6.7%
North America	96,358	55.6%	60,928	49.3%
Worldwide risks(3)	26,582	15.3%	19,339	15.6%
Other	9,023	5.2%	5,722	4.6%
Total	$173,219	100.0%	$123,704	100.0%

Index

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured(1)
Caribbean (2)	$74,213	10.8%	$40,988	8.0%
Europe	84,361	12.3%	87,542	17.1%
Japan and Australasia	46,033	6.7%	37,774	7.4%
North America	339,181	49.4%	275,361	53.8%
Worldwide risks(3)	120,090	17.5%	59,003	11.5%
Other	22,765	3.3%	11,394	2.2%
Total	$686,643	100.0%	$512,062	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	Gross written premiums related to the Insurance segment are included in the Caribbean geographic area.
(3)	This geographic area includes contracts that cover risks in two or more geographic zones.

Reinsurance Segment

Overview

The net underwriting (loss) income for the Reinsurance segment for the three and nine months ended September 30, 2008 amounted to $(57.6) million and $17.9 million, respectively, as compared to $52.0 million and $84.6 million, respectively, for the three and nine months ended September 30, 2007.  The decrease in net underwriting results is primarily related to losses incurred on Hurricanes Gustav and Ike, which struck the Caribbean and US Gulf coast during the third quarter of 2008, partially offset by higher levels of premiums earned.

Our Reinsurance segment comprises three lines of business outlined below.

Gross Premiums Written

a.	Property Catastrophe Reinsurance

Gross property catastrophe premiums written for the three months ended September 30, 2008 were $81.8 million, compared to $46.7 million for the three months ended September 30, 2007.  The increase of $35.1 million, or 75.1%, in property catastrophe premiums written results from a $27.4 million increase in non-proportional premium and a $7.7 million increase in proportional premium. Non-proportional premiums increased due to the addition of new clients and increased business through participation in new programs and increased signed shares on existing programs.  Proportional revenue increased by $11.0 million due to the addition of a new contract partially offset by non renewals and contract reclassifications.

During the three months ended September 30, 2008, we recorded $21.6 million of gross reinstatement premiums primarily related to Hurricanes Ike and Gustav, compared to $0.9 million recorded for the three months ended September 30, 2007, which was primarily related to losses incurred in the quarter.

Index

Gross property catastrophe premiums written for the nine months ended September 30, 2008 were $425.9 million, compared to $352.0 million for the nine months ended September 30, 2007.  The increase in property catastrophe premiums written of $73.9 million, or 21.0%, results from a $71.6 million increase in non-proportional premiums and an $2.3 million increase in proportional premiums.  Our property catastrophe book of business has grown due to the addition of new clients and increased business through participation in new programs and increased signed shares on existing program offset by the Company’s non-renewal of certain treaties that no longer met the Company’s profitability objectives.  The proportional premium revenue increase in the first nine months of 2008 was due to a new contract written in the period, partially offset by revenue declines from certain contracts.

During the nine months ended September 30, 2008, we recorded $25.8 million of gross reinstatement premiums primarily related to the events noted above as well as the Chinese winter storms and the Memorial Day Weekend Storm in the United States, compared to $6.8 million recorded for the nine months ended September 30, 2007, which was primarily related to European Windstorm Kyrill and the United Kingdom floods.

b.	Property Reinsurance

Gross property premiums written for the three months ended September 30, 2008 were $40.2 million, compared to $36.1 million for the three months ended September 30, 2007, representing an increase of $4.1 million, or 11.3%. Proportional property premiums increased $0.7 million, while non-proportional premiums increased $3.4 million for the three months ended September 30, 2008, compared to the same period in 2007.  The increase in proportional property premiums is due to new contracts incepting, mainly from Flagstone Suisse, of $9.4 million, partially offset by the non renewal of three contracts totaling $7.0 million. The increase in non-proportional premiums this quarter is mainly due to two new contracts having been entered into during the quarter.

During the three months ended September 30, 2008, we recorded $1.8 million of gross reinstatement premiums primarily related to Hurricanes Ike and Gustav, compared to $0.1 million recorded for the three months ended September 30, 2007.

Gross property premiums written for the nine months ended September 30, 2008 were $79.3 million, compared to $84.5 million for the nine months ended September 30, 2007, representing a decrease of $5.1 million, or (6.1)%. Proportional property premiums declined by $15.8 million and non-proportional premiums increased by $10.7 million for the nine months ended September 30, 2008, compared to the same period in 2007.  The decline in proportional premiums is due to the non-renewal of three contracts during the first nine months of 2008. This decrease was partially offset by the impact of new contracts signed in the first nine months of 2008.  The increase in non-proportional premiums is due to increased premiums from new clients as well as increased business with existing clients.

During the nine months ended September 30, 2008, we recorded $4.8 million gross reinstatement premiums with various traditional property per risk covers related to Hurricanes Ike and Gustav and the application of peg loss ratios and known property loss events from the first half of 2008, compared to $0.7 million recorded for the nine months ended September 30, 2007.

c.	Short-tail Specialty and Casualty Reinsurance

Short-tail specialty and casualty reinsurance premiums were $33.5 million for the three months ended September 30, 2008, compared to $19.1 million for the three months ended September 30, 2007, representing an increase of $14.4 million, or 75.6%.   Proportional premiums increased $12.1 million and non-proportional premiums increased $2.3 million for the three months ended September 30, 2008, compared to the same period in 2007.  The increase in proportional premiums is principally due to the addition of new clients in the third quarter of 2008, the consolidation of Flagstone Africa in the quarter and new contracts with existing clients.  The increase in non-proportional premiums is primarily due to the addition of new specialty covers that originated from Flagstone Suisse during the third quarter of 2008.

Short-tail specialty and casualty reinsurance premiums were $117.9 million for the nine months ended September 30, 2008, compared to $53.8 million for the nine months ended September 30, 2007, representing an increase of $64.1 million, or 119.3%.  Proportional premiums increased $42.4 million and non-proportional premiums increased $21.7 million for the nine months ended September 30, 2008, compared to the same period in 2007.  The increase in proportional premiums is principally due to the addition of new clients in 2008, the addition of new contracts and increasing lines from existing clients.  The increase in non-proportional premiums is primarily due to the addition of new specialty covers that originated from Flagstone Suisse during the first nine months of 2008.

Index

During the three and nine months ended September 30, 2008, we recorded $1.5 million and $3.2 million, respectively, of gross reinstatement premiums primarily due to aviation losses incurred in the third quarter and aviation and space losses incurred in the nine months ended September 30, 2008, compared to $1.3 million and $2.4 million, respectively, in the three and nine months ended September, 30, 2007, which were primarily attributable to aviation and marine losses.

Premiums Ceded

Reinsurance premiums ceded for the three months ended September 30, 2008 and 2007, were $18.3 million and $20.8 million (12.0% and 26.3% of gross reinsurance premiums written), respectively, representing a decrease of $2.5 million. Reinsurance premiums ceded for the nine months ended September 30, 2008 and 2007 were $38.7 million and $29.1 million (6.2% and 8.0% of gross reinsurance premiums written), respectively, representing an increase of $9.6 million. The increase in premiums ceded for the nine months ended September 30, 2008 includes the $10.9 million of premiums ceded to Valais Re Ltd. (“Valais Re”) during the second quarter of 2008.

Net Premiums Earned

As the levels of net premiums written increase, the levels of net premiums earned also increase.  Reinsurance net premiums earned were $178.6 million for the three months ended September 30, 2008, compared to $132.2 million for the three months ended September 30, 2007, representing an increase of $46.4 million, or 35.1%.  Reinsurance net premiums earned were $441.0 million for the nine months ended September 30, 2008, compared to $345.3 million for the same period in 2007, representing an increase of $95.7 million, or 27.7%.  The increases are primarily due to higher levels of premium writings and the impact of reinstatements earned in the third quarter of 2008 on Hurricanes Ike and Gustav.

Underwriting Expenses

a.	Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three months ended September 30, 2008 were $198.1 million, or 110.9% of net premiums earned, compared to $37.1 million, or 28.1% of net premiums earned, for the three months ended September 30, 2007.  The increase in the loss ratio from the third quarter of 2007 was primarily due to more severe catastrophic events in the third quarter of 2008 than in the same period in 2007, including gross losses related to Hurricane Gustav ($13.1 million) and Hurricane Ike ($129.6 million).  During the quarter ended September 30, 2008 we also revisited our loss estimates for previous catastrophe events.  Based on updated estimates provided by clients and brokers, we have recorded net favorable developments for prior catastrophe events of $4.0 million.  During the third quarter of 2007, the significant loss events were the July 2007 United Kingdom floods ($10.3 million).

Loss and loss adjustment expenses for the nine months ended September 30, 2008 were $294.0 million, or 66.7% of net premiums earned, compared to $162.1 million, or 47.0% of net premiums earned, for the nine months ended September 30, 2007.  The increase in the loss ratio was primarily due to more severe catastrophic events during the first nine months of 2008 than during the same period in 2007.  Significant loss events for the first nine months of 2008 included Hurricane Gustav ($13.1 million), Hurricane Ike ($129.6 million) and the Chinese winter storms ($18.2 million).  During the nine months ended September 30, 2008 we also revisited our loss estimates for previous catastrophe events.  Based on updated estimates provided by clients and brokers, we have recorded net favorable developments for prior catastrophe events of $13.2 million. During the first nine months of 2007, the significant loss events included the European Windstorm Kyrill ($33.8 million), United Kingdom floods ($41.3 million), and New South Wales (Australia) floods ($23.5 million).

b.	Acquisition Costs

Acquisition costs for the three and nine months ended September 30, 2008 were $23.9 million and $68.8 million, respectively, compared to $25.4 million and $52.8 million for the three and nine months ended September 30, 2007.  The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three and nine months ended September 30, 2008 was 13.3% and 15.6% respectively, compared to 19.2% and 15.3% for the three and nine months ended September 30, 2007.  The decrease in acquisition costs in the current quarter is primarily due to an adjustment booked to commission expense on proportional contracts of $2.6 million as well as an increase in reinstatement premiums this quarter which has relatively low acquisition costs associated with it.  The increase in acquisition costs for the nine months ended September 30, 2008 is primarily related to higher levels of premium writings.

Index

c.	General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2008, were $13.9 million and $60.7 million, respectively, compared to $18.1 million and $46.6 million in the three and nine months ended September 30, 2007.   Considering the net loss incurred in the nine months ended September 30, 2008, the Company reviewed its diluted return-on-equity (“DROE”) estimates for the performance periods and revised accordingly the number of PSUs expected to vest. The decrease in the general and administrative expenses for the three months ended September 30, 2008 compared to the same period in 2007 is due to the reversal of previously expensed stock compensation related to the PSU Plan of $11.9 million in 2008 compared to a stock compensation expense of $1.9 million in 2007, partially offset by increased costs associated with additional staff.  For the nine months ended September 30, 2008 compared to the same period in 2007, general and administrative expenses increased by $14.1 million. The increase was primarily due to the cost of additional staff and infrastructure as we continue to build our global operations and enhance our technology platform, partially offset by a recognized decrease in stock compensation expenses noted above.

 Insurance Segment

Overview

Because the Company consolidated Island Heritage beginning in July 2007, the comparative statements for the nine month period ended September 30, 2007 include the results of Island Heritage for the quarter ended September 30, 2007 only. The net underwriting income for the three and nine months ended September 30, 2008 amounted to $4.0 million and $8.6 million, respectively, compared to $2.6 million for the three and nine months ended September 30, 2007.

Gross Premiums Written

Gross premiums written were $17.7 million and $63.5 million, respectively, for the three and nine months ended September 30, 2008, compared to $21.8 million for the three and nine months ended September 30, 2007.  Contracts are written on a per risk basis and consist primarily of property lines. Seasonality is inherent for most Caribbean insurers given that the storm season begins May 1 and concludes November 1. Therefore, proportionally higher volumes of property business are traditionally written in the first two quarters in the fiscal year.

Premiums Ceded

Insurance premiums ceded for the three and nine months ended September 30, 2008 were $3.6 million and $37.7 million (20.6% and 59.4% of gross premiums written), respectively, compared to $11.8 million (53.9% of gross premiums written) for the three and nine months ended September 30, 2007.  Island Heritage’s reinsurance program, comprising excess of loss and quota share programs, renewed on April 1, 2008.

Net Premiums Earned

Net premiums earned totaled $10.0 million and $24.6 million, respectively, for the three and nine months ended September 30, 2008, compared to $6.6 million for the three and nine months ended September 30, 2007.  The increase in net premiums earned results from the increase in net premiums written over the last twelve months.

Underwriting Expenses

a.	Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses amounted to $1.7 million and $1.8 million, respectively, for the three and nine months ended September 30, 2008, compared to $0.3 million for the three and nine months ended September 30, 2007.  The increase in loss and loss adjustment expense in the three and nine months ended September 30, 2008 is primarily related to the claims incurred in respect of Hurricanes Gustav, Hanna and Ike.  Total gross incurred losses for these catastrophic events amounted to $20.7 million with reinsurance recoverable of $19.6 million, leaving net losses of $1.1 million.
.

Index

b.	Acquisition Costs

Acquisition costs totaled $3.6 million and $10.0 million, respectively, for the three and nine months ended September 30, 2008, compared to $3.4 million for the three and nine months ended September 30, 2007. The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three and nine months ended September 30, 2008 was 35.8% and 40.5%, respectively, compared to 51.7% for the three and nine months ended September 30, 2007. Acquisition costs include gross commission costs, profit commission, premium taxes, and the change in deferred acquisition costs.  The decrease in the acquisition cost ratio for the period ended September 30, 2008 reflects the higher net premiums earned for the same period.

c.	General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2008 were $2.4 million and $6.3 million, respectively, compared to $1.6 million for the three and nine months ended September 30, 2007.  The increase in general and administrative expenses for the quarter were primarily related to increased costs associated with expanding into the Latin America market.

Investment Results

The total return on our investment portfolio, excluding minority interests in the investment portfolio, comprises investment income and realized and unrealized gains and losses on investments. For the three and nine months ended September 30, 2008, the total return on invested assets was (7.2)% and (6.6)%, respectively, compared to 2.5% and 5.9%, respectively, for the three and nine months ended September 30, 2007.  The change in the return on invested assets of (9.7)% and (12.5)% during the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 is primarily due to the significant declines in the global equity, bond and commodities markets in 2008. Such declines in the equity, bond and commodities markets are attributable to the broader deterioration and volatility in the credit markets, the widening of credit spreads in fixed income sectors, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions and the lingering impact of the sub-prime residential mortgage crisis.

a.	Net investment income

Net investment income for the three and nine months ended September 30, 2008 was $16.1 million and $48.0 million, respectively, compared to $17.0 million and $51.2 million for the same periods in 2007. Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management and custody fees.  The components are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest and dividend (loss) income
Cash and cash equivalents	$3,113	$2,906	$11,084	$9,565
Fixed maturities	7,241	12,702	23,556	34,224
Short term	-	-	138	35
Equity investments	57	(20)	57	205
Other investments	75	-	528	(67)
Amortization income (expense)
Fixed maturities	6,854	1,745	16,205	7,720
Short term	8	-	310	-
Other investments	22	-	105	-
Investment expenses	(1,314)	(311)	(3,952)	(498)
Net investment income	$16,056	$17,022	$48,031	$51,184

Index

Net investment income decreased by $1.0 million and $3.2 million in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, principally due to changes in the Company’s process regarding the allocation to investment income of a portion of general and administrative expenses, attributable to investment management expenses.  The Company allocates all investment related expenses to investment income, including salaries and overhead expenses, considered to be directly related to and supporting the investment income. The decrease in interest income on fixed maturities in 2008 was partially offset by an increase in amortization income on fixed maturities.

Substantially all of our fixed maturity investments consisted of investment grade securities. As at September 30, 2008, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 2.9 years.

b.	Net realized and unrealized gains and losses – investments

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity and is managed to produce a total return.  In assessing returns under this approach, we include investment income and realized and unrealized gains and losses generated by the investment portfolio.

Net realized and unrealized losses and gains on our investment portfolio amounted to a $138.7 million and $160.4 million loss, respectively, for the three and nine months ended September 30, 2008, compared to an $18.0 million and $18.7 million gain for the three and nine months ended September 30, 2007, respectively.  These amounts comprise net realized and unrealized gains and losses on our fixed maturities, equities, and other investments and on our investment portfolio of derivatives which includes global equity, global bond, commodity and real estate futures, TBA securities, interest rate swaps and total return swaps.  The decrease during the three and nine months ended September 30, 2008 compared to the same periods in 2007, was primarily due to the significant declines in the global equity, bond and commodities markets in 2008.

The following table is the breakdown of net realized and unrealized gains (losses) - investments in the unaudited condensed consolidated statements of operations into its various components:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net realized losses on fixed maturities	$(13,873)	$(2,008)	$(1,519)	$(4,688)
Net unrealized (losses) gains on fixed maturities	(13,193)	10,092	(23,079)	1,591
Net realized (losses) gains on equities	(32,924)	708	(32,924)	708
Net unrealized gains (losses) on equities	3,805	2,995	(7,344)	6,181
Net realized and unrealized (losses) gains on derivative instruments	(69,396)	2,433	(73,918)	8,561
Net realized and unrealized (losses) gains on other investments	(13,096)	3,760	(21,644)	6,394
Total net realized and unrealized (losses) gains - investments	$(138,677)	$17,980	$(160,428)	$18,747

Net realized and unrealized losses on fixed maturities of $27.1 million for the three months ended September 30, 2008, were primarily due to a decrease in value of the U.S. Treasury Inflation-Protected Securities (“TIPs”), the widening of credit spreads during the quarter, and the losses incurred related to Alt-A securities.  Net realized and unrealized losses on fixed maturities of $24.6 million for the nine months ended September 30, 2008 were primarily due to the widening of the credit spreads during 2008 and the losses incurred in relation to Alt-A securities.

Net realized and unrealized losses on equities of $29.1 million and $40.3 million, respectively, for the three and nine months ended September 30, 2008 were due to the negative performance of the emerging equity markets during the three and nine months ended September 30, 2008.

Net realized and unrealized losses on other investments of $13.1 million and $21.6 million during the three and nine months ended September 30, 2008, respectively, were primarily due to the negative performance of the real estate markets and our increased position in REIT funds during the year.

Index

The following table is a breakdown of the net realized and unrealized (losses) gains on derivatives included in the table above:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Futures contracts	$(69,785)	$2,567	$(70,715)	$12,299
Swap contracts	(497)	(92)	(3,788)	(3,130)
Mortgage-backed securities TBA	886	(42)	585	(608)
Net realized and unrealized (losses) gains on derivatives - investments	$(69,396)	$2,433	$(73,918)	$8,561

Net realized and unrealized losses on futures contracts of $69.8 million during the three months ended September 30, 2008 were primarily due to $51.3 million of losses on commodity futures and $19.6 million of losses on U.S. and global equity futures, partially offset by $1.1 million of gains on bond futures.  Net realized and unrealized losses on futures contracts of $70.7 million during the nine months ended September 30, 2008 were primarily due to $59.3 million of losses on U.S. and global equity futures and $12.4 million of losses on commodity futures, partially offset by $1.0 million of gains on bond futures.

Treasury Hedging and Other

Net realized and unrealized gains and losses – other

The Company’s policy is to hedge the majority of its non-investment currency exposure with derivative instruments such as foreign currency swaps and forward currency contracts.  Net realized and unrealized losses related to these derivative instruments amounted to $1.0 million and $2.1 million for the three and nine months ended September 30, 2008, respectively, compared to $9.7 million and $7.8 million for the three and nine months ended September 30, 2007.

The following table is the breakdown of net realized and unrealized gains (losses) - other in the consolidated statements of operations into its various components:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Swap contracts	$(2,753)	$1,079	$(2,081)	$1,582
Foreign currency forward contracts	(105)	(11,368)	(3,064)	(10,422)
Reinsurance derivatives	1,819	607	3,001	1,004
Net realized and unrealized (losses) gains on derivatives - other	$(1,039)	$(9,682)	$(2,144)	$(7,836)

The primary components of the $1.0 million loss and $2.1 million loss for the three and nine months ended September 30, 2008, respectively, are as follows:

		Three months ended September 30, 2008	Nine months ended September 30, 2008
Balance sheet hedge:
-	foreign currency forwards on Flagstone Suisse’s net assets (undesignated hedge), operational hedges on reinsurance balances, and a portion of long term debt incurred:	$(0.1) million	$(3.1) million
-	foreign currency swaps on our subordinated debt:	$(2.7) million	$(0.7) million
-	interest rate swaps on our subordinated debt:	$(0.1) million	$(1.3) million
Unrealized gains on other reinsurance derivatives		$1.9 million	$3.0 million

Reinsurance derivatives relate to reinsurance arrangements that are structured as derivative transactions and the movement for the current period is due to realized and unrealized gains included in income.

Index

Other Income

Other income for the three and nine months ended September 30, 2008 was $1.4 million and $5.3 million, respectively, compared to $2.0 million and $2.9 million for the three and nine months ended September 30, 2007. Other income includes earned revenue relating to upfront commitment fees on reinsurance contracts, aviation income and other fee income.  The increase in the nine months ended September 30, 2008 is primarily due to the repurchase of $11.25 million of principal amount of its outstanding $100.0 million Notes.  The purchase price paid for the Notes was 81% of face value, representing a discount of 19%.  The repurchase resulted in a gain of $2.0 million, net of unamortized debt issuance costs of $0.1 million that were written off.

Interest Expense

Interest expense was $3.7 million and $13.7 million for the three and nine months ended September 30, 2008, respectively, compared to $5.9 million and $12.7 million for the three and nine months ended September 30, 2007.  Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  The decrease in interest expense for the three months ended September 30, 2008 compared to the same period in 2007 is primarily related to a reduction in interest rates on the outstanding debt securities, the repurchase of $11.25 million of principal amount of the Company’s outstanding $100.0 million Notes during the second quarter of 2008, as well as foreign exchange gains related to the Euro denominated debt due to the strengthening of the U.S. dollar against the Euro. For the nine months ended September 30, 2008 compared to the same period in 2007, the primary cause for the increase is additional debt offerings of $100.0 million and $25.0 million which occurred in June and September 2007, respectively, and accordingly increased our interest expense in 2008. This increase was partially offset by the repurchase of $11.25 million of principal amount of the Company’s outstanding $100.0 million Notes during the second quarter of 2008.

Foreign Exchange

For the three and nine months ended September 30, 2008, we experienced net foreign exchange losses of $8.3 million and $3.3 million, respectively, compared to net foreign exchange gains of $1.8 million and $3.2 million for the three and nine months ended September 30, 2007.  For the three and nine months ended September 30, 2008, the net foreign exchange losses were principally experienced on the net monetary asset and liability balances denominated in foreign currencies which generally weakened against the U.S. dollar, especially during the third quarter of 2008. The Company’s policy is to hedge the majority of its foreign currency exposures with derivative instruments such as foreign currency swaps and forward contracts. Net realized and unrealized gains and losses on derivatives used to hedge those balances are recorded in net realized and unrealized gains and losses – other.

Income Tax Expense

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries are subject to tax are Canada, India, South Africa, Switzerland, U.S. Virgin Islands (“USVI”) and the United Kingdom.  However since the majority of our income to date has been earned in Bermuda where we are exempt from income tax, the Company’s tax impact to date has been minimal.  During the three and nine months ended September 30, 2008, income tax expense was $0.6 million and $1.9 million, respectively, compared to $0.2 million and $0.4 million for the three and nine months ended September 30, 2007.  The increase for the three and nine months ended September 30, 2008, compared to the same periods in 2007, is primarily attributable to higher taxable income in jurisdictions around the world that are subject to tax as well as the acquisition of Island Heritage in July 2007, which resulted in taxable income being earned in the USVI. As a result of the merger between Flagstone Reinsurance Limited and Flagstone Suisse, we expect our tax expense to increase to approximate our effective Swiss Federal tax rate of approximately 8% on the portion of underwriting profits, if any, generated by Flagstone Suisse, excluding the underwriting profits generated in Bermuda through the Flagstone Suisse branch office.

Minority Interest

The results of Mont Fort have been included in the Company’s unaudited condensed consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as minority interest.  In relation to Mont Fort, the Company recorded a minority interest (income) expense of $(3.5) million and $7.6 million for the three and nine months ended September 30, 2008, respectively, compared to $7.9 million and $23.5 million for the same periods in 2007. The income in the third quarter of 2008 is primarily related to losses incurred by Mont Fort in relation to Hurricane Ike.

Index

The results of operations of Island Heritage have been included in the Company’s unaudited condensed consolidated financial statements from July 1, 2007 onwards, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest.  The Company recorded a minority interest (income) expense of $(0.2) million and $(0.5) million for the three and nine months ended September 30, 2008, respectively, compared to $1.4 million for both the three and nine months ended September 30, 2007.

On July 1, 2008, Island Heritage issued 1,789 shares to certain of its employees under a performance share unit plan. Prior to this transaction, the Company held an ownership interest in Island Heritage of 59.6% and now holds an interest of 59.2%.  The Company has elected to record gains and losses resulting from the issuance of subsidiary’s stock as an equity transaction. Accordingly, the Company recorded a loss of $0.1 million as a decrease to additional paid-in capital.

The results of operations of Flagstone Africa have been included in the Company’s unaudited condensed consolidated financial statements from July 1, 2008 onwards, with the portions of Flagstone Africa’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest.  The Company recorded a minority interest expense of $nil for both the three and nine months ended September 30, 2008.

Comprehensive (Loss) Income

Comprehensive (loss) income for the three and nine months ended September 30, 2008 was $(180.7) million and $(110.6) million, respectively, compared to $74.6 million and $122.8 million for the same periods in 2007.  For the three months ended September 30, 2008, comprehensive (loss) income included $(186.5) million of net loss, $5.8 million for the change in the currency translation adjustment, and $0.1 million for the change in the Plan transitional obligation, compared to $66.2 million of net income and $8.3 million for the change in the currency translation adjustment for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, comprehensive (loss) income included $(111.7) million of net loss, $1.6 million for the change in the currency translation adjustment, and $(0.5) million for the change in the Plan transitional obligation compared to $116.6 million of net income and $6.3 million for the change in the currency translation adjustment for the nine months ended September 30, 2007.

The currency translation adjustment is as a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investment in foreign subsidiaries. To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment. The Company designated $494.6 million of foreign currency forwards contractual value as hedge instruments, which had a fair value of $11.7 million, at September 30, 2008. The Company recorded $31.3 million and $5.7 million of realized and unrealized foreign exchange gains on these hedges during the three and nine months ended September 30, 2008, respectively. There were no designated hedges as of September 2007.

Financial Condition, Liquidity, and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at September 30, 2008, comprised 67.8% fixed maturities, short-term investments and cash and cash equivalents, 20.4% equities and the balance in other investments.  The estimated portfolio mix following the change in asset allocation comprises 91.7% fixed maturities, short-term investment and cash and cash equivalents, 2.3% equities and the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time. However, our investments in investment funds and catastrophe bonds, which represent 3.8% of our total investments and cash and cash equivalents at September 30, 2008, do not trade on liquid markets or are subject to redemption provisions that prevent us from converting them into cash immediately.

At September 30, 2008, all of our fixed maturity securities, with the exception of $0.2 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) with an average rating of AA+.  At December 31, 2007, 100.0% of our fixed maturity securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

At September 30, 2008, and December 31, 2007, the average duration of the Company’s investment portfolio was 2.9 years and 3.2 years, respectively.  The duration decreased due to the lower weighting of TIPs and the change in external managers for our bond portfolios during the year.

Index

At September 30, 2008 and December 31, 2007, we had no exposure to sub-prime backed investments or collateralized debt obligations (“CDOs”) of sub-prime backed investments. At September 30, 2008 and December 31, 2007, our holdings of Alt –A securities were $4.6 million with an average rating of AA+ and $14.7 million with an average rating of AAA, respectively.  Alt – A securities are defined as a classification of mortgages where the risk profile falls between prime and sub-prime. The borrowers behind these mortgages will typically have clean credit histories, but the mortgage itself will generally have some features that increase its risk profile compared to prime securities, but less risky than sub-prime backed investments. These features include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.  Our exposure to traditional monoline insurers emanates from our non subprime asset-backed holdings. We have securities with credit enhancement from the traditional monoline insurers that amount to $1.2 million and $9.9 million at September 30, 2008 and December 31, 2007, respectively. We do not have any collateralized loan obligations or CDO exposures in our portfolio.

At September 30, 2008, our total investments at fair market value, accrued interest receivable and cash and cash equivalents were $1.86 billion, compared to $1.87 billion at December 31, 2007. The major factors influencing the movement in the nine month period ended September 30, 2008, were as follows;
•	The change in the mix of assets from fixed maturities to cash and cash equivalents of $272.9 million
•	Net investment income of $48.0 million
•	Total net realized and unrealized losses on investments and other of $162.6 million
•	Dividends paid of $10.2 million
•	Cash contributions into the portfolios from underwriting activities

Other investments as at September 30, 2008 amounted to $423.1 million compared to $293.2 million at December 31, 2007.  The September 30, 2008 investments are comprised mainly of our investment in a fixed income liquidity fund of $281.7 million, in catastrophe bonds of $39.9 million, in private equity and hedge funds of $30.2 million, in REIT funds of $56.0 million, and our investment in Alliance Re of $15.0 million. The increase in other investments during the first nine months of 2008 is principally related to an increase in the fixed income liquidity fund.  Other investments are recorded at fair value with the exception of Alliance Re.

The Company attains some of its exposure to equity and real estate markets through the use of derivatives such as equity futures and total return swaps.  These derivatives seek investment results that generally correspond to the price and yield performance of the underlying markets.  As at September 30, 2008, the fair value of these derivatives held by the Company was $(23.3) million, compared to $(5.7) million as at December 31, 2007.

The net receivable for investments purchased at September 30, 2008 was $26.8 million, compared to a $41.8 million payable at December 31, 2007.  Net payables for investments purchased are a result of timing differences only, as investments are accounted for on a trade date basis.

Following the significant level of gross premiums written during the nine months ended September 30, 2008, our insurance and reinsurance premium balances receivable, deferred acquisition costs and unearned premiums increased by $139.2 million, $21.9 million and $175.2 million, respectively, over those balances at December 31, 2007.

At September 30, 2008, we had $392.5 million of loss and loss adjustment expense reserves, compared to $181.0 million at December 31, 2007. This increase of $211.5 million is due to reserves of $289.3 million for the first nine months of 2008 events, offset by paid losses of $77.8 million. Of the balance at September 30, 2008, $282.5 million, or 72.0%, represented incurred but not reported reserves.

At September 30, 2008, our shareholders’ equity was $1.08 billion, compared to $1.21 billion at December 31, 2007. The reduction in shareholders’ equity is primarily due to the net loss incurred by the Company in the nine months ended September 30, 2008.

Liquidity

Cash flows from operations for the nine months ended September 30, 2008 decreased to $247.4 million from $272.1 million as compared to the same period in 2007.  This decrease in cash flows from operations was primarily related to the net loss incurred for the nine months of 2008 compared to the same period in 2007.  Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Index

Cash flows relating to financing activities include the payment of dividends, share related transactions and the issuance or repayment of debt. During the nine months ended September 30, 2008, net cash of $32.8 million was used in financing activities, compared to $344.9 million provided by financing activities for the nine months ended September 30, 2007.  In the first nine months of 2008, the net cash used in financing activities related principally to the payment of dividends, the redemption of preferred shares in Mont Fort ILW 2 and the repayment of principal on long term debt.  In 2007, the net cash provided by financing activities related to proceeds of the capital provided by the preferred investors in Mont Fort ILW 2 and Mont Fort HL, the net proceeds from the closing of our initial public offering and the net proceeds from the issuance of the Notes.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in the Company’s investment portfolio.

For the period from October 2005 until September 30, 2008, we have had sufficient cash flows from operations to meet our liquidity requirements and our cash and cash equivalents amounted to $635.6 million.  We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. The Company may require additional capital in the near term, whether through letters of credit or otherwise. Due to the current financial market disruption, it may be difficult for the insurance industry generally, and the Company in particular, to raise additional capital when required, on acceptable terms or at all.

Capital Resources

Our total capital resources at September 30, 2008 and December 31, 2007 were as follows:

	As at	As at
	September 30, 2008	December 31, 2007
Long term debt	$252,838	$264,889
Common shares	853	853
Additional paid-in capital	899,920	905,316
Accumulated other comprehensive income	8,608	7,426
Retained earnings	175,038	296,890
Total capitalization	$1,337,257	$1,475,374

The change in the amount of the long term debt at September 30, 2008 compared to December 31, 2007 is due to the revaluation of the Euro-denominated Deferrable Interest Debentures and the repurchase of $11.25 million of principal of the Company’s outstanding $100.0 million Notes.

The movement in additional paid-in capital primarily arises from the adjustment to the PSU expense for the nine months ended September 30, 2008, arising from the impact of the net loss for the period.

Letter of Credit Facility

Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums.  In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A.  In April 2007, the Company increased its uncommitted letter of credit facility agreement from $200.0 million to $400.0 million.  As at September 30, 2008, $72.6 million had been drawn under this facility, and the drawn amount of the facility was secured by $80.6 million of fixed maturity securities from the Company’s investment portfolio. As at December 31, 2007, $73.8 million had been drawn under this facility, and the drawn amount of the facility was secured by $82.0 million of fixed maturity securities from the Company’s investment portfolio.

Index

In September 2007, the Company entered into a $200.0 million uncommitted secured letter of credit facility agreement with Wachovia. While the Company has not drawn upon this facility as at September 30, 2008, if drawn upon, the utilized portion of the facility will be secured by an appropriate portion of securities from the Company’s investment portfolio. Given the recently announced merger of Wachovia and Wells Fargo Inc., there is some uncertainty as to our ability to access this facility, however we believe that our inability to access this facility would have no material impact on our business. The Company is actively engaged in discussions with a number of parties to add to our overall letter of credit facilities. Due to the current financial market disruption, it may be difficult for the insurance industry generally, and the Company in particular, to enter into letter of credit facilities on acceptable terms or at all. If these facilities are not attainable we expect to arrange for other types of security on commercially acceptable terms.

Restrictions and Specific Requirements

Flagstone Suisse is licensed to operate as a reinsurer in Switzerland and is also licensed in Bermuda through the Flagstone Suisse branch office and is not licensed in any other jurisdictions. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, we anticipate that our reinsurance clients will typically require Flagstone Suisse to post a letter of credit or other collateral.

Bermuda law limits the maximum amount of annual dividends or distributions that can be paid by Flagstone Suisse to the Company and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority (the “BMA”). As a Bermuda Class 4 reinsurer, Flagstone Suisse may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless at least seven days before payment of those dividends, it files an affidavit with the BMA signed by at least two directors and Flagstone Suisse’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone Suisse to fail to meet its prescribed solvency margin and liquidity ratio.  Further, Flagstone Suisse may not reduce by 15% or more its total statutory capital as set out in its previous year’s financial statements, without the prior approval of the BMA. Flagstone Suisse must also maintain, as a Class 4 Bermuda reinsurer, paid-up share capital of $1.0 million and to meet a minimum solvency margin equal to the greater of $100.0 million, 50% of net premiums written or 15% of the loss and LAE reserves.

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

Off Balance Sheet Arrangements

Valais Re is a special purpose Cayman Islands exempted company licensed as a restricted Class B reinsurer in the Cayman Islands and formed solely for the purpose of entering into certain reinsurance agreements and other risk transfer agreements with subsidiaries of Flagstone Suisse. We have entered into a reinsurance agreement with Valais Re that provides us with $104 million of aggregate indemnity protection for certain losses from global catastrophe events.

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

As at September 30, 2008, the impact on our fixed maturity securities and our cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.7%, or approximately $40.8 million.  As at September, 2008, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.0%, or approximately $44.2 million.

As at September 30, 2008, we held $163.9 million, or 22.5%, of our fixed maturity and short term investment portfolio in asset-backed and mortgage-backed securities.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company could be accelerated and will be reinvested at the prevailing interest rates.

The Company uses interest rate swap contracts in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. The Company also uses interest rate swaps to manage its borrowing costs on long term debt.  As of September 30, 2008, there were no interest rate swaps in the portfolio.  During the three and nine months ended September 30, 2008, the Company recorded realized and unrealized losses of $0.1 and realized and unrealized gains of $0.2 million on interest rate swaps, respectively.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various index-linked futures, exchange traded funds, total return swaps and global REIT funds.  The total of such exposure as of September 30, 2008 was $543.1 million.  However, from a fair value perspective, futures and swaps positions are valued for only the unrealized gains and losses, but not for the exposure. As a result, the fair value of these positions as at September 30, 2008 amounted to $141.7 million and was recorded in both equities and other investments and the net realized and unrealized losses of $115.9 million and $145.7 million for the three and nine months ended September 30, 2008, respectively, are recorded in net realized and unrealized (losses) gains - investments.  The total exposure of the index-linked futures was $341.0 million as at September 30, 2008. Since September 30, 2008, we have changed our exposure to equities, commodities and real estate as per our revised investment asset allocation – see “Financial Condition, Liquidity and Capital Resources - Financial Condition”.

Index

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at September 30, 2008, the majority of our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed income investments to an acceptable level.

The Company does not have any exposure to credit risk as a holder of sub-prime backed investments.  The Company does not allow sub-prime investment by any investment manager.  At December 31, 2007, all sub-prime assets within the investment portfolio had been liquidated.  At September 30, 2008, we held $4.6 million of Alt-A securities with an average rating of AA+, including one security valued at $0.2 million with a rating of B.

The Company is operating in an investment climate that is characterized by significant uncertainty and resultant market volatility. The recent failure of large financial institutions in the United States has exacerbated the uncertainty. The Company has carefully analyzed its exposure to the recent market turmoil, and based on its analysis has concluded that it does not have significant direct exposure to Lehman Brothers, AIG,  Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”); however the indirect impact of such significant business failures is difficult to determine and the Company will continue to monitor market developments as they occur.

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

In addition, the Company has exposure to credit risk as it relates to its trade balances receivable, namely insurance and reinsurance balances receivable.  Insurance and reinsurance balances receivable from the Company’s clients at September 30, 2008 and December 31, 2007, were $272.9 million and $136.6 million, respectively, including balances both currently due and accrued.  The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $1.5 million in bad debt expenses.

The Company purchases retrocessional reinsurance and we require our reinsurers to have adequate financial strength.  The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis.

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

Index

Foreign Currency Risk

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for our Bermuda, Cayman Island, Luxembourg and Gibraltar subsidiaries and the Bermuda branch of Flagstone Suisse, whose functional currency is the U.S. dollar.  We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar.  When we incur a loss in a non-U.S. dollar currency, we carry the liability on our books in the original currency.  As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and converted to the functional currency (either U.S. dollars, Swiss franc or South African rand), and the time claims are paid.

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

Investments

The majority of the securities held in our investment portfolios are held by Flagstone Suisse, where they are measured in U.S. dollars.  At the time of purchase, each investment is identified as either a hedged investment, to be maintained with an appropriate currency hedge to U.S. dollars or Swiss francs as the case may be, or an unhedged investment, one not to be maintained with a hedge.  Generally, fixed income investments will be hedged, listed equity investments may or may not be hedged, and other investments such as real estate and commodities will not be hedged.

Financing

When the Company or its subsidiaries issues a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure.  The contractual amount of these contracts as at September 30, 2008 and December 31, 2007 was $561.3 million and $311.1 million, and these contracts had a fair value of $5.6 million and $(7.1) million, respectively.  The Company designated $494.6 million of foreign currency forwards contractual value as hedge instruments, which had a fair value of $11.7 million as of September 30, 2008.  During the three months ended September 30, 2008 and 2007, the Company recorded $0.1 million and $11.4 million, respectively, of realized and unrealized losses on foreign currency forward contracts and for the nine months ended September 30, 2008 and 2007, the Company recorded $3.1 million and $10.4 million of realized and unrealized losses, respectively, on foreign currency forward contracts.  During the three and nine months ended September 30, 2008, the Company recorded $31.3 million and $5.7 million of realized and unrealized gains, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

The Company entered into a foreign currency swap to hedge the Euro-denominated Deferrable Interest Debentures recorded as long term debt.  Under the terms of the foreign currency swap, the Company exchanged €13.0 million for $18.4 million, will receive Euribor plus 354 basis points and pay LIBOR plus 367 basis points.  The swap expires on September 15, 2011 and had a fair value of $(0.2) million and $2.5 million, respectively, as at September 30, 2008 and December 31, 2007.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the nine month periods ended September 30, 2008 and 2007, approximately 29.1% and 21.8%, respectively, was written in currencies other than the U.S. dollar.  For the nine months ended September 30, 2008, we had net realized and unrealized foreign exchange losses of $3.3 and for the same period in 2007, we had net realized and unrealized foreign exchange gains of $3.2 million.

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

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: market conditions affecting the Company’s common share price; the impact of the current unprecedented volatility in the financial markets, including the duration of the crisis and the effectiveness of governmental solutions; the weakening economy, including the impact on our customers' businesses; fluctuations in interest rates; the effects of corporate bankruptcies on capital markets; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the reinsurance industry; declining demand due to increased retentions by cedents and other factors; the impact of terrorist activities on the economy; and rating agency policies and practices.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of certain material risk factors facing the Company. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

Deterioration in the public debt, equity and commodities markets could lead to additional investment losses.

The deterioration and volatility in the credit markets, the widening of credit spreads in fixed income sectors, the significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions and the lingering impact from the sub-prime residential mortgage crisis, have resulted in significant realized and unrealized losses in our investment portfolio. Subsequent to September 30, 2008, through the date of this report, such conditions have continued to deteriorate and the value of our investment portfolio continued to decline. In October 2008, the Finance Committee of the Board decided to revise its asset allocation and accordingly, significantly reduce the risk of the Company’s portfolio by largely eliminating its direct exposure to equities and to non-U.S. real estate and by lowering its exposure to commodities.

While the Company cannot predict the impact of this revision of the asset allocation, the Company believes that any additional realized and unrealized losses in future periods would not have a material adverse effect on our results of operations, financial strength or debt ratings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index, are filed or incorporated by reference as a part of this report.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 7, 2008

FLAGSTONE REINSURANCE HOLDINGS LIMITED

By:	/s/ David Brown
David Brown
Chief Executive Officer

(Authorized Officer)

By:	/s/ James O’Shaughnessy
James O’Shaughnessy
Chief Financial Officer

(Principal Financial Officer)

 EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.