Form 10-K
period 2008-12-31
Flagstone Reinsurance Holdings Ltd
filed 2009-03-13
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐      No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐ No   ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No   ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2008), was $397,992,531 based on the closing sales price of the Registrant’s common shares of $11.79 on June 30, 2008.

The number of the Registrant’s common shares (par value $.01 per share) outstanding as of March 6, 2009 was 84,801,859.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 14, 2009 are incorporated by reference into Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.
Part III

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

PART I

References in this Annual Report on Form 10-K to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings Limited and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Marlborough Underwriting Agency Limited, its United Kingdom  Lloyd's managing agency, Island Heritage Holdings Ltd., its Cayman-based insurance holding company, Flagstone Alliance Insurance & Reinsurance PLC, its wholly-owned Cyprus insurance and reinsurance company, Flagstone Reinsurance Africa Limited, its South African reinsurance company, Mont Fort Re Ltd., its wholly-owned Bermuda reinsurance company, Haute Route Re, Ltd., its wholly-owned Bermuda reinsurance company and any other direct or indirect wholly-owned subsidiary, unless the context suggests otherwise. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA and its wholly-owned subsidiaries and its Bermuda branch. References to “Marlborough” refer to Marlborough Underwriting Agency Limited and its wholly-owned subsidiaries.  References to “Island Heritage” refer to Island Heritage Holdings Ltd. and its subsidiaries. References to “Flagstone Alliance” refer to Flagstone Alliance Insurance & Reinsurance PLC and its subsidiaries.  References to “Flagstone Africa” refer to Flagstone Reinsurance Africa Limited and its subsidiaries.  References to “Mont Fort” refer to Mont Fort Re Ltd.  References to “Haute Route” refer to Haute Route Re, Ltd. References in this Annual Report on Form 10-K to “dollars” or “$” are to the lawful currency of the United States of America, unless the context otherwise requires.

Cautionary Statement Regarding Forward-Looking Statements.

This Annual Report on Form 10-K contains, and the Company may from time to time make, written or oral “forward-looking statements” within the meaning of the U.S. federal securities laws, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: market conditions affecting the Company’s common share price; the impact of the current unprecedented volatility in the financial markets, including the duration of the economic crisis and the effectiveness of governmental solutions; the weakening economy, including the impact on our consumers’ businesses; fluctuations in interest rates; the effects of corporate bankruptcies on capital markets; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the insurance and reinsurance industries; declining demand due to increased retentions by cedents and other factors; the impact of terrorist activities on the economy; and rating agency policies and practices.

These and other events that could cause actual results to differ are discussed in more detail in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. federal securities laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.

Index

ITEM 1.        BUSINESS

General Development

The Company, a global reinsurance and insurance company, was incorporated under the laws of Bermuda in October 2005 and commenced operations in December 2005.  The Company is currently organized into two business segments: Reinsurance and Insurance. Through our Reinsurance segment, we write primarily property, property catastrophe and short-tail specialty and casualty reinsurance.  Through our Insurance segment, we primarily write property insurance for homes, condominiums and office buildings in the Caribbean region.  In addition, beginning in 2009 as a result of our recent acquisition of Marlborough, the managing agency for Lloyd's Syndicate 1861, the majority of the business written through Lloyd’s Syndicate 1861 will also be included in the Insurance segment. We diversify our risks across business lines by risk zones, each of which combines a geographic zone with one or more types of peril (for example, Texas Windstorm, Florida Hurricane or California Earthquake). The majority of our reinsurance contracts contain loss limitation provisions such as fixed monetary limits to our exposure and per event caps. We specialize in underwriting where sufficient data exists to analyze effectively the risk/return profile, and where we are subject to legal systems we deem reasonably fair and reliable.

Our largest business is providing property catastrophe reinsurance coverage to a broad range of select insurance companies. These policies provide coverage for claims arising from major natural catastrophes, such as hurricanes and earthquakes, in excess of a specified loss. We also provide coverage for claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires and tornados. Our specialty lines, which represent a growing proportion of our business, cover such risks as aviation, energy, accident and health, agribusiness, satellite, space, marine and workers’ compensation catastrophe.

Because we have a limited operating history and have grown and diversified our lines of business significantly during that time, period to period comparisons of our results of operations are limited and may not be meaningful in the near future. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and our fiscal year ends on December 31.  Since a substantial portion of the insurance and reinsurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the specific coverages we offer to clients affected by these events.  This may result in volatility in our results of operations and financial condition.  In addition, the amount of premiums written with respect to any particular line of business may vary from quarter to quarter and year to year as a result of changes in market conditions.

We measure our financial success through long-term growth in diluted book value per share plus accumulated dividends measured over intervals of three years, which we believe is the most appropriate measure of the performance of the Company, a measure that focuses on the return provided to the Company’s common shareholders. Diluted book value per share is obtained by dividing shareholders’ equity by the number of common shares and common share equivalents outstanding.

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

On April 14 2008, Flagstone Suisse registered as a permit company in Bermuda under the Companies Act 1981 of Bermuda, as amended (the “Bermuda Companies Act”) and operating through its Bermuda branch.  Flagstone Suisse was subsequently registered as a Class 4 insurer under the Insurance Act 1978 of Bermuda, as amended (the “Bermuda Insurance Act”).

On June 26, 2008, Flagstone Suisse purchased 3,714,286 shares (representing a 65% interest) in Imperial Reinsurance Company Limited (“Imperial Re”). In July, 2008, the South Africa Registrar of Companies recorded a change of name from Imperial Re to Flagstone Reinsurance Africa Limited.  Flagstone Africa is domiciled in South Africa and writes multiple lines of reinsurance in sub-Saharan Africa. This acquisition gives the Company access to business in a growing and attractively priced market.

On September 30, 2008, the Company completed the restructuring of its global reinsurance operations by merging its two wholly-owned subsidiaries, Flagstone Reinsurance Limited and Flagstone Suisse into one succeeding entity, Flagstone Suisse with its existing Bermuda branch. The merger consolidated the Company’s underwriting capital into one main operating entity, maximizing capital efficiency and creditworthiness, while still offering a choice of either Bermuda or Swiss underwriting access. Because both companies were wholly-owned subsidiaries of the Company, the merger did not result in any changes in the previously recorded carrying values of assets or liabilities of the merged entities.

Index

During 2008, the Company acquired 100% of Flagstone Alliance, formerly known as Alliance International Reinsurance Public Company Limited (“Alliance Re”). In June 2008, the Company purchased 9,977,664 shares (representing 14.6% of Alliance Re’s common shares) for $6.8 million and on August 12, 2008, purchased 10,498,164 shares (representing 15.4% of Alliance Re’s common shares) for $6.8 million, from current shareholders. During September 2008, the Company acquired a further 4,427,189 shares on the open market. The remainder of the 43,444,198 shares were acquired during the fourth quarter of 2008.  Flagstone Alliance, domiciled in the Republic of Cyprus, is a specialist property and casualty reinsurer writing multiple lines of business in Europe, Asia, and the Middle East & North Africa region.  Flagstone Alliance holds majority ownership interests in subsidiaries that are involved in brokerage activities for insurance and reinsurance companies.

On November 18, 2008, the Company acquired 100% of the common shares of Marlborough Underwriting Agency Limited (“Marlborough”), the managing agency for Lloyd's Syndicate 1861, a Lloyd's syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance, from the Berkshire Hathaway Group. The acquisition does not include the existing corporate Lloyd’s member or any liability for business written during or prior to 2008. The Company also incorporated a new subsidiary, Flagstone Corporate Name Limited, which has been admitted as a corporate member of Lloyd’s. Flagstone Corporate Name Limited is currently the sole capital provider for Lloyd’s Syndicate 1861 for fiscal year 2009 onwards.  No business that incepted in 2008 for the benefit of the Flagstone group was written by Marlborough during the remainder of 2008 following its acquisition by the Company. Marlborough and Syndicate 1861 provide us with access to the benefits of the Lloyds market which include access to a substantial flow of business, specialty underwriting talent, Lloyds worldwide credibility, strong credit ratings and licenses to write business in 79 countries around the world.

Business Strategy

The Company is in the business of taking two kinds of risk which we refer to as our Franchise Risks: these are insurance risk and investment risk. Our goal with respect to these risks is to be well rewarded for the risks we take, and well diversified so as to produce an acceptable return on equity with moderate volatility. The ultimate responsibility for the levels of Franchise Risk rests with our Executive Chairman and our Chief Executive Officer, reporting to the Board of Directors. We endeavor to minimize other risks such as operational and reputational risks, which we refer to as Enterprise Risks, and the responsibility for managing these lies with our Chief Enterprise Risk Officer, reporting to the Chief Operating Officer and to the Audit Committee.

Our two primary financial goals are to maintain multiple credit ratings in the “A” range, and to produce growth in diluted book value per share with moderate volatility.  We believe that prudent management of our underwriting risks, relative to our capital base, together with effective investment of our capital and premium income, will achieve our financial goals and deliver attractive risk-adjusted returns for our shareholders. To achieve this objective, our strategies are as follows:

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

Continue Our Focus on Risk Management. We treat risk management as an integral part of our underwriting and business management processes. Substantially all of our reinsurance contracts contain loss limitation provisions, and we will continue to limit our net exposure under those contracts to any single event.  This limits our absolute exposure to peak risk zones and produces what we believe to be a more balanced portfolio. Our strategy of limiting our exposure by risk zone means that we expect lower returns than some of our competitors in years where there are lower than average catastrophe losses but that our capital will be better protected in the event of large losses.  With respect to our insurance business, we manage our aggregate risk through modeled probable maximum losses (PMLs) as well as maximum geographical concentrations. Island Heritage manages its risk to catastrophe exposure through the use of catastrophe reinsurance programs which limits our net exposure to both significant single and multiple catastrophe events.  Additionally, in respect of our Lloyd’s business written, Flagstone Corporate Name Limited has limited liability therefore limiting exposure to the member’s available capital resources, which for this purpose comprises its funds at Lloyd’s, its share of member capital held at syndicate level and the funds held within the Lloyd’s Central Fund.  For a discussion of Marlborough, please see “Other Jurisdictions—United Kingdom” below.

Leverage and Expand Our Strong Broker, Agent and Customer Relationships. We will continue to strengthen our relationships with brokers and customers and build our franchise. We will seek to enhance our reputation with brokers by responding promptly to submissions, as quickly as within one business day, if necessary, and by providing a reasoned analysis to support our pricing. Members of our senior management team will continue to spend a significant amount of time meeting with brokers and potential new clients and strengthening existing relationships.

Index

Employ a Sophisticated Investment Approach. A substantial allocation of our assets have been invested in high-grade fixed maturity securities, with the remainder generally invested in a diversity of other asset classes, such as commodities, real estate, private equity, and cash equivalents. Allocation to asset classes other than fixed income and cash equivalents is currently below 4% of our investment portfolio.  Our strategy has been designed to produce conservative total returns on our portfolio, allowing us to take advantage of the hardening cycle in the reinsurance markets, while still maintaining a very high quality portfolio with sufficient liquidity to pay potential claims and preserving our excellent financial strength rating.

Utilize Our Efficient Global Operating Platform. We will continue to integrate and grow our global operating platform. We believe that by accessing lower cost, yet highly educated and qualified talent, selected from certain of our locations outside of Switzerland, Bermuda and London, and integrating them into our operations through our technology platform, we will be able to achieve greater capabilities than other global reinsurance companies of comparable capital size.

Expand into Attractive Markets. Our management team has considerable experience in evaluating various market opportunities in which our business may be strategically or financially expanded or enhanced. Such opportunities could take the form of quota share reinsurance contracts, joint ventures, renewal rights transactions, corporate acquisitions of another insurer or reinsurer, or the formation of insurance or reinsurance platforms in new markets. We believe that the reinsurance and insurance markets will continue to produce opportunities for us, through organic expansion or through acquisitions, and that we are well qualified to evaluate and, as appropriate, take advantage of such opportunities.

Employ Our Capital Markets Expertise. The capital markets experience of our senior management team is being leveraged to access capital markets in innovative ways. For example, we created Mont Fort an entity that has raised capital from investors through offerings of its preferred shares, and uses the proceeds of those offerings to underwrite reinsurance ceded to it by Flagstone. Because we control both Mont Fort and Flagstone, and because Mont Fort benefits from Flagstone’s underwriting expertise and writes reinsurance only for Flagstone, this type of arrangement is often referred to as a sidecar. Through sidecars, we can optimize our retained risk profile while earning attractive fees for creating and managing these facilities.  We have also participated in two catastrophe bond structures, Mont Gele Re Ltd. (“Mont Gele”) and Valais Re Ltd. (“Valais Re”), and each provides indemnity protection on our global reinsurance portfolio.  Flagstone entered into a retrocessional reinsurance agreement with Mont Gele a Cayman reinsurance company. Mont Gele is a separate legal entity in which Flagstone has no equity investment, management, board interests or related party relationships. Under this agreement Mont Gele assumes an excess of loss agreement expiring on June 30, 2009. Mont Gele is required to contribute funds into a trust for the benefit of Flagstone equal to the protection provided under the excess of loss agreement. Valais Re is a special purpose reinsurer established in the Cayman Islands.  The multi-year, economical coverage on an indemnity basis gives us more price certainty over the cycle and avoids the basis-risk inherent in index or parametric-based covers. In particular, we have the ability to access aggregate protection against multiple worldwide events that we believe would be hard to obtain in traditional markets. By diversifying our purchase of coverage into the capital markets we continue to reinforce our security for our clients and stockholders.

Preserve Our Financial Position. We will continue to manage our capital prudently relative to our risk exposures in order to maximize sustainable long term growth in our diluted book value per common share. Our strategy of limiting our exposure by risk zone means that we may achieve lower returns than some of our competitors in years with lower than average catastrophe losses but that our capital will be better protected in the event of large losses. For example, substantially all of our reinsurance contracts contain loss limitation provisions, and we will continue to limit our net exposure under those contracts to any single event. We are committed to maintaining our excellent capitalization, financial strength and ratings over the long term.

Segment Information

The Company is currently organized into two business segments: Reinsurance and Insurance. To better align the Company’s operating and reporting structure with its current strategy, as a result of the strategic significance of Island Heritage’s insurance business, to the Company, and given the relative size of revenues generated by its insurance business, the Company modified its internal reporting process and the manner in which the business is managed and, as a result, the Company revised its segment structure, effective January 1, 2008. As a result of this process, the Company is now reporting its results to the chief operating decision maker based on two reporting segments: Reinsurance and Insurance.

Management views the operations and management of the Company as two separate reporting segments. We regularly review our financial results and assess our performance on the basis of our two reporting segments. Financial data relating to our segments is included in Note 21 “Segment Reporting” to our Consolidated Financial Statements (Item 8 below).

Index

Segments, Products and Operations

Reinsurance Segment and Products

We write primarily property, property catastrophe, and short-tail specialty and casualty reinsurance from our offices in Switzerland, Bermuda, Africa, Cyprus, Puerto Rico and Dubai.  For a discussion of our Global Operating Platform, please see “Operations—Global Operating Platform” below.

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

Presently, we primarily focus on writing the following products:

Property Catastrophe Reinsurance. Property catastrophe reinsurance contracts are typically “all risk” in nature, meaning that they protect against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as tornados, fires, winter storms, and floods (where the contract specifically provides for coverage). Losses on these contracts typically stem from direct property damage and business interruption. To date, property catastrophe reinsurance has been our most significant product.

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

Short-tail Specialty and Casualty Reinsurance. We also provide short-tail specialty and casualty reinsurance for risks such as aviation, energy, personal accident and health, agribusiness, satellite, space, marine, workers’ compensation catastrophe and casualty clash. Most short-tail specialty and casualty reinsurance is written with loss limitation provisions.

For the years ended December 31, 2008, 2007 and 2006, approximately 60%, 65% and 70%, respectively, of the risks we reinsured were related to natural catastrophes, such as hurricanes and earthquakes, in North America, the Caribbean and Europe, although we also have written a significant amount of catastrophe business in Japan and Australasia. Details of gross premiums written by line of business (including insurance) and by geographic area of risk insured are provided below:

Index

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$457,549	58.5%	$378,671	65.6%	$219,102	72.4%
Property	94,706	12.1%	94,503	16.4%	56,417	18.7%
Short-tail specialty and casualty	152,708	19.5%	71,081	12.3%	26,970	8.9%
Insurance	76,926	9.9%	32,895	5.7%	-	0.0%
Total	$781,889	100.0%	$577,150	100.0%	$302,489	100.0%

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured(1)
Caribbean(2)	$88,482	11.3%	$48,103	8.3%	$10,291	3.4%
Europe	104,185	13.4%	79,894	13.8%	45,737	15.1%
Japan and Australasia	47,866	6.1%	39,547	6.9%	31,690	10.5%
North America	359,684	46.0%	297,928	51.6%	160,384	53.0%
Worldwide risks(3)	153,442	19.6%	99,365	17.2%	37,815	12.5%
Other	28,230	3.6%	12,313	2.2%	16,572	5.5%
Total	$781,889	100.0%	$577,150	100.0%	$302,489	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	Gross premiums written related to the Insurance segment are included in the Caribbean geographic area, where our insurance business is based.
(3)	This geographic area includes contracts that cover risks primarily in two or more geographic zones.

Insurance Segment and Products

Island Heritage: Island Heritage is a property insurer domiciled in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.   The Company gained a controlling interest in Island Heritage in the third quarter of 2007, and as a result, the comparatives for the year ended December 31, 2007 set out in the table above include the results of Island Heritage for the six months ended December 31, 2007 only.

Marlborough:  On November 18, 2008, the Company announced it had acquired 100% of the common shares of Marlborough, the managing agency for Lloyd’s Syndicate 1861 - a Lloyd’s syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance, from the Berkshire Hathaway Group. The acquisition did not include the existing corporate Lloyd’s member or any liability for business written during or prior to 2008. The Company also incorporated a new subsidiary, Flagstone Corporate Name Limited, which has been admitted as a corporate member of Lloyd’s.  Flagstone Corporate Name Limited is currently the sole capital provider for Lloyd’s Syndicate 1861 for fiscal year 2009 onwards.  No business that incepted in 2008 for the benefit of the Flagstone group was written by Marlborough during the remainder of 2008 following its acquisition by the Company.  These developments provide the Company with a Lloyd’s platform with access to both London business and business sourced globally from our network of offices.

Operations - Global Operating Platform

We have offices in Bermuda, Switzerland, India, the United Kingdom, Canada, Puerto Rico, Dubai, Cayman Islands, Cyprus, South Africa, Isle of Man, and Luxembourg. Most of our senior management, primarily underwriting and risk management functions are located in Switzerland, Bermuda and London and use the support services from the other offices, with lower operating costs or specialized functions, to deliver products and services to brokers and customers. This provides significant efficiencies in our operations and provides us with access to a large and highly qualified staff at a relatively low cost. We believe that we are positioned to perform and grow these functions outside of Switzerland, Bermuda and London to an extent that distinguishes us among global reinsurance companies of comparable capital size.

Index

Flagstone Suisse is based in Martigny in the canton of Valais, Switzerland. Through this local presence, we are in a position to closely follow and respond effectively to the changing needs of the various European and Bermuda insurance markets. Flagstone Suisse is licensed by the Swiss Financial Market Supervisory Authority, or FINMA, in Switzerland. Flagstone Suisse is also a licensed permit company registered in Bermuda as a Class 4 insurer under the Bermuda Insurance Act operating through its Bermuda branch which complements our Swiss based underwriters with a separately staffed Bermuda underwriting platform.

Our research and development efforts, part of our catastrophe modeling and risk analysis team, and part of finance and accounting, are based in Hyderabad, India. Our office is located in the state of Andhra Pradesh, a region with many highly educated and talented financial analyst and software professionals, and the operating costs are substantially below those in Switzerland, Bermuda and Halifax (Canada).

In London, England, we have Marlborough, the managing agency for Lloyd’s Syndicate 1861 - a Lloyd’s syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance and an international reinsurance marketing operation promoting Flagstone to international and multinational clients. In addition, our U.K. operations, through Flagstone Representatives Limited, our London based market intermediary regulated by the Financial Services Authority (“FSA”), work alongside our underwriters to develop global business opportunities and maintain relationships with existing clients.

In Halifax, Nova Scotia, Canada, we have a computer data center where we run support services such as accounting, claims, application support, administration, risk modeling, proprietary systems development and high performance computing. Halifax has a concentration of university graduates with professional backgrounds and credentials in such areas as finance, information technology and science which are appropriate for our operational support functions. In general, the cost of employing a highly skilled work force in Halifax is lower than in Bermuda. In addition, Halifax is in the same time zone as Bermuda, which facilitates communications between our offices.

Our Puerto Rico office, established in 2007 and licensed with the Office of the Commissioner of Insurance of Puerto Rico, provides an underwriting platform targeting the Caribbean and Latin American regions, primarily on behalf of Flagstone Suisse.

In Dubai, we have established and licensed a reinsurance intermediary operation with the Dubai Financial Services Authority to provide marketing and underwriting support for the Middle East and North Africa on behalf of Flagstone Suisse.

In the Cayman Islands, we write insurance business generated through Island Heritage, which primarily is in the business of insuring homes, condominiums and office buildings in the Caribbean region.

In the Republic of Cyprus, we write specialty property and casualty reinsurance through Flagstone Alliance.

In South Africa, we write multiple lines of reinsurance through Flagstone Africa.

In Luxembourg, we manage our investment portfolio within Flagstone Capital Management Luxembourg S.A. SICAF FIS (“FCML”).  FCML is a fixed capital investment company qualifying as a specialized investment fund under the Luxembourg law of February 13, 2007 and may be constituted with multiple sub funds each corresponding to a distinct part of the assets and liabilities of the investment company.

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

Ratings

Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Rating organizations continually review the financial positions of insurers and reinsurers, including Flagstone.  The following are the current financial strength ratings from internationally recognized rating agencies for Flagstone Suisse:

Index

Rating Agency	Financial Strength Rating
A. M. Best	A−	Excellent (Stable outlook)
Moody’s Investor Services	A3	Strong (Stable outlook)
Fitch	A-	Adequate (Stable outlook)

Flagstone Africa, Flagstone Alliance and Island Heritage each have financial strength ratings of A- from A.M. Best.

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

Syndicate 1861 at Lloyd’s of London:  All Lloyd’s syndicates, including Syndicate 1861, benefit from Lloyd’s central resources, including the Lloyd’s brand, its network of global licenses and the “Central Fund”. The Central Fund is available at the discretion of the Council of Lloyd’s to meet any valid claim that cannot be met by the resources of any member. As all Lloyd’s policies are ultimately backed by this common security, a single market rating can be applied. Lloyd’s as a market is rated as follows:

Rating Agency	Financial Strength Rating
A. M. Best	A	Excellent (Stable outlook)
Standard & Poor’s	A+	Strong (Stable outlook)
Fitch	A+	Strong (Stable outlook)

The syndicate benefits from these ratings and the Company believes that ratings impairments below A- would materially impair the syndicate’s ability to write business.

Underwriting and Risk Management

We view underwriting and risk management as an integrated process. We commence underwriting a risk only after we have an initial understanding of how its addition to our existing portfolio would impact our total single event loss potential by risk zone. After completing our detailed underwriting analysis, and before we provide an indication of terms and price, we ensure that we understand the change this risk will make in the overall risk of our insurance portfolio. We constantly review our global exposures as new opportunities are shown to us, as we bind new business, and as policies mature to ensure that we are continuously aware of our overall underwriting risk.  A principal focus of Flagstone is to develop and effectively utilize sophisticated computer models and other analytical tools to assess the risks that we underwrite and to optimize our portfolio of underwriting and investment risks.

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

Index

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
●
subject all risks to peer review, which is the detailed review of each risk we plan to write by an underwriter other than the individual responsible for the transaction, and subject large risks to additional approval by the Chief Executive Officer, the Management Committee, or the Underwriting Committee of the Board of Directors, depending on the size of the risk;

●	quickly reject risks that do not meet our requirements;
●	identify attractive insurance and reinsurance programs, lines, and markets to enter; and
●	devote significant time to data evaluation and cleansing or establish state of the art insurance processes to ensure proper risk classification and selection.

Risk Management

We apply an integrated approach to risk management, employing a variety of tools, both proprietary and commercially available, along with prudent analysis and management from actuarial and underwriting professionals.

We have invested significant resources in developing state of the art risk monitoring capabilities.  Our Multiple Operational Sourced and Integrated Control Database & Applications, that we refer to as our MOSAIC platform, provides a flexible framework for assimilating various data and informational formats for risk modeling, pricing, risk controls, underwriting and reporting.  Our proprietary systems allow us significant flexibility in evaluating our loss potential from a variety of commercial vendor models and varying segments of our business, primarily regional and peril.

Property catastrophe risks along with other aggregating exposures are monitored in a variety of fashions including probable maximum loss and absolute zonal limits exposed.  Internal risk guidelines govern the maximum levels of risk the Company may assume including size of individual risk commitments.  We limit risks on both an absolute zonal basis for property and probable maximum loss.

We limit risks on an absolute zonal basis for property reinsurance. Similarly we limit maximum aggregate insurance exposure to specified geographic concentrations through the use of GIS technology.

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

Index

We apply similar scenario based approaches along with absolute aggregate loss limitations to non- natural catastrophe and/or non-property exposed risks.  For example airline exposure in the aviation line is highly concentrated and therefore essential to monitor maximum potential event and annual aggregate exposures; we have developed a model that simulates 20,000 years of potential airline losses including secondary losses to product manufacturers.  In addition we manage our maximum loss potential to various industry size losses.  We apply similar methodologies to U.S. crop, satellite, marine, energy, and property risk.

Ceded Reinsurance.   In addition to managing the risks in our portfolio by monitoring the zonal exposures resulting from each underwriting decision, we also may choose to protect our results and capital through the use of retrocessional coverage. This coverage may be purchased on an indemnity basis as well as on an industry basis (for example, industry loss warranties).

When we buy reinsurance and retrocessional coverage on an indemnity basis, we are paid for an agreed-upon portion of the losses we actually suffer. In contrast, when we buy an industry loss warranty cover, we are paid only if both the Company and the industry suffer a loss (as reported by one of a number of independent agencies) in excess of specified threshold amounts. With an industry loss warranty, we bear the risk that we may suffer a loss and yet receive no payment because the industry loss was less than the specified threshold amount.

We control our Caribbean coverage exposure through Island Heritage to both single and multiple catastrophe events through the use of catastrophe reinsurance.  For individual non-catastrophe exposures we control our risk through the use of per risk reinsurance coverage.

We only purchase reinsurance and retrocessional coverage from reinsurers with a minimum financial strength rating of “A-” from A.M. Best or S&P or “A3” from Moody’s, from affiliates with whom we are able to control credit risk, or on a collateralized basis.

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

With regard to our Insurance Segment, we control our individual risk exposure for risks written by Island Heritage through our underwriting guidelines which limit individual exposures by reference to our per risk reinsurance coverage limits.

Marketing and Distribution

Our reinsurance customers generally are sophisticated, long-established insurers who seek the assurance not only that claims will be paid but also that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to adversely affect our clients’ financial results from time to time, and we believe that our financial stability, ratings, growth of capital, client service and innovation are essential for creating long-term relationships. We believe that such relationships are critical to creating long-term value for the Company and for our shareholders.

The majority of our business is produced through brokers and reinsurance intermediaries, who receive a brokerage commission on industry standard terms, usually equal to a percentage of gross premiums. We seek to become the first choice of brokers and clients by providing:

●	a high level of technical expertise in the risks we write;
●	rapid and informed quoting;
●	timely payment of claims;
●	large capacity within our underwriting guidelines on the high quality clients we target; and
●	clear indications of the classes of risks we will and will not write.

Index

Our objective is to build long-term relationships with key reinsurance brokers, such as Aon Benfield, Guy Carpenter & Company, Inc. and Willis Group Holdings Ltd., and with many ceding companies.

Our Insurance segment operates from offices in the Cayman Islands and London. Island Heritage produces its business primarily through brokers from its headquarters in Cayman Islands and via its licensed agents in the Caribbean.  Marlborough produces its business primarily through brokers and agents from its headquarters in London.

Gross premiums written by broker, shown individually where premiums are 10% or more of the total in any of the last three years, were as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Aon Benfield	$369,037	47.2%	$245,664	42.6%	$141,892	46.9%
Guy Carpenter	162,236	20.7%	153,781	26.6%	49,845	16.5%
Willis Group	56,997	7.3%	77,030	13.3%	72,424	23.9%
Other brokers	193,619	24.8%	100,675	17.5%	38,328	12.7%
Total	$781,889	100.0%	$577,150	100.0%	$302,489	100.0%

We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. We meet frequently in Bermuda and elsewhere with brokers and senior representatives of clients and prospective clients.

Claims Management

The Company’s reinsurance and insurance claims management process is initiated upon receipt of reports from ceding companies, brokers and insureds.

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

Where necessary, we will conduct or contract for on-site audits periodically, particularly for large accounts and for those whose performance differs from our expectations. Through these audits, we will be able to evaluate ceding companies and agents, brokers with claims settlement authority, claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

As part of a risk based approach to claims management, for catastrophe insurance claims through Island Heritage we reserve the right to remove broker’s claims settlement authority in the case of catastrophe events to enable in-house claims management, thereby controlling the claims management process internally and limiting our overall risk exposure.

Loss Reserves

We establish reserves for losses and loss expenses that arise from our insurance and reinsurance products.  Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred.  Loss and loss adjustment expense reserves (or loss reserves) are typically comprised of (1) case reserves, which are established for specific, individual reported claims and (2) reserves for losses that have been incurred but for which claims have not yet been reported to us, referred to as incurred but not reported, (“IBNR”) reserves. Our estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claims severity and frequency and other variable factors such as inflation. It is likely that the ultimate liability will be greater or less than such estimates and that, at times, this variance could be material.

Index

On our reinsurance book, the Company’s actuarial group performs a quarterly loss reserve analysis. This analysis incorporates specific exposures, loss payment and reporting patterns, as well as additional loss-sensitive contractual features such as reinstatement premiums, profit commissions, and other relevant factors. This process involves the segregation of risks between catastrophic and non-catastrophic risks to ensure appropriate treatment.

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

For non-catastrophe business, we utilize a variety of standard actuarial methods in our analysis. The selections from these various methods are based on the loss development characteristics of the specific line of business and specific contracts. The actuarial methods we use to perform our quarterly contract by contract loss reserve analysis include: Paid Loss Development Method, Reported Loss Development Method, Expected Loss Ratio Method, Bornheutter-Ferguson Paid Loss Method and Bornheutter-Ferguson Reported Loss Method. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves”.

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

Our estimates are generally reviewed annually by an independent actuary in order to provide additional insight into the reasonableness of our loss reserves.

The Company’s reserve development is composed of the change in ultimate losses from what the Company originally estimated as well as the impact of the foreign exchange revaluation on reserves.  The re-estimated ultimate claims and claim expenses reflect additional information received from cedents or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year.  A redundancy (or deficiency) arises when the re-estimation of reserves is less (or greater) than previously estimated at the preceding year-end.  The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves.  Annual changes in the estimates are reflected in the income statement for each year, as the liabilities are re-estimated.  Reserves denominated in foreign currencies are revalued at each balance sheet date’s foreign exchange rates.

With respect to our insurance operations, we are notified of insured losses by brokers, agents and insureds and record a case reserve for the estimated amount of the ultimate expected liability arising from the claim. The estimate reflects the judgment of our claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel, loss adjusters and other relevant consultants.

Frequently our loss reserving is preformed on a contract by contract basis. However, for insurance transactions (or some smaller reinsurance transactions) analysis is performed by grouping exposures with similar characteristics or attributes such as line of business, geography, management segment, average notice periods, settlement lags and claims latency.

The following table presents the development of our loss and loss adjustment expense reserves for December 31, 2006 through December 31, 2008, and the breakdown of our loss and loss adjustment expense reserves as at December 31, 2008 per accident year, net of claims paid (in thousands of U.S. dollars):

Index

	Year ended December 31,
	2006	2007	2008
Gross liability for unpaid losses and loss expenses	$22,516	$180,978	$411,565
Retroceded liability for unpaid losses and loss expenses	-	(1,355)	(16,422)
Net liability for unpaid losses and loss expenses	$22,516	$179,623	$395,143

Net reserves re-estimated as of:
One year later	$18,641	$163,946
Two years later	13,455

Cumulative deficiency (redundancy)	$(9,061)	$(15,677)

Cumulative amount of net liability paid through:
One year later	$11,092	$117,459
Two years later	14,303

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

Subsequently, the Finance Committee conducted a comprehensive asset allocation study, consistent with modern practice in portfolio optimization, and developed a sophisticated optimization model using asset classes the Company is allowed to invest in from fiscal, regulatory, and liquidity aspects. The model aims at achieving higher expected total returns while maintaining adequate liquidity to pay potential claims and preserving our financial strength rating. The asset class composition of the model output may include a significant allocation to high grade fixed maturities securities, with the balance invested between other asset classes, such as money markets, U.S. equities, developed and emerging market equities, commodities, private equity, real estate and cash equivalents. Typically a small portion of investments may be allocated to private equity, real estate and commodities. We optimize asset allocation periodically, by taking into consideration the financial market conditions.  We implemented such periodically optimized strategic target allocation in 2007 and 2008. Currently, our portfolio is optimized to be more conservative in response to the current deterioration in the financial markets with about 94% concentration in fixed maturities and cash equivalents, with the remainder diversified between commodities, real estate, and private equity.

We have a strong bias against active management in favor of indexing and passive securities that are generally the most liquid. A number of our equity and other exposure implementations, when they form part of our asset allocation, use futures contracts and swaps, whereas the assets in a short term portfolio, support the futures contracts as if those assets were pledged and not available for liquidity purposes. This passive implementation strategy gives us a low cost and efficient way, using a mixture of liquid exchange-traded assets. From time to time we use external managers for implementing certain assets classes in order to get the advantage of scale.  Our strategic asset allocation and indexing capabilities are also complemented by other in-house strengths for passively indexing fixed income strategies, short term (money markets) portfolio management, overall risk management, liquidity management and hedging.

During 2008, for the majority of the asset class strategies we have been able to achieve investment returns in line with our target index returns, within acceptable tracking error. In the fourth quarter of 2008, we eliminated our equity exposure (except less than 1% exposure to private equity), and reduced our other non-fixed income and non-cash equivalent exposure substantially. We also performed our annual portfolio optimization exercise and reran our model based on a revised conservative asset allocation approach, in response to the current deterioration in the financial markets.  By January 2009, we completed the majority of our rebalancing based on our updated asset allocation, which has a very high fixed income money market focus.  The portfolio implementation methodology remains the same as before.

As at December 31, 2008 and 2007 the Company had no sub-prime exposure in our portfolio.

Index

Competition

We operate in highly competitive markets. We compete with major and mid-sized U.S., Swiss, Bermudian, Caribbean, South African and other international reinsurers and insurers, some of which have greater financial, marketing and management resources than we do. We also compete with government-sponsored insurers and reinsurers, and with new companies which continue to be formed to enter the reinsurance market. In addition, established competitors have completed or may be planning to complete additional capital raising transactions. Capital markets also offer alternative products that are intended to compete with traditional reinsurance products.

In particular, we compete with insurers and reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Reinsurance Ltd., AXIS Capital Holdings Ltd., other syndicates at Lloyd’s of London, Montpelier Re Holdings Ltd., Renaissance Re Holdings Ltd., XL Re Ltd., the Sagicor Financial group of companies, Guardian General Insurance Limited, Munich Re Group, Swiss Re Africa Limited, Hannover Reinsurance Africa Limited, Africa Reinsurance Corporation, SCOR S.E. and Everest Re Group Ltd. and similar companies.

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

Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms, which could adversely impact our growth and profitability. In addition, capital market participants have recently created alternative products, such as catastrophe bonds, that are intended to compete with reinsurance products.  We believe that we are well positioned in terms of client service and underwriting expertise. We also believe that our capitalization and strong financial ratios provide us with a competitive advantage in the marketplace.

In our Insurance segment, where competition is focused on price as well as availability, service and other considerations, we compete with insurers that provide property and casualty based lines of insurance such as other syndicates at Lloyd’s of London, Royal & Sun Alliance and local insurers.

Other Subsidiaries

Flagstone Africa

On June 26, 2008, Flagstone Suisse purchased 3,714,286 shares (representing a 65% interest) in Imperial Re. In July, 2008, the South Africa Registrar of Companies recorded a change of name from Imperial Re to Flagstone Africa.  Flagstone Africa is domiciled in South Africa and writes multiple lines of reinsurance in sub-Saharan Africa. This acquisition gives the Company capacity in a fast growing and technically adequate market.

Flagstone Alliance

During 2008, the Company acquired 100% of Flagstone Alliance, formerly known as Alliance Re. In June 2008, the Company purchased 9,977,664 shares (representing 14.6% of Alliance Re’s common shares) for $6.8 million and on August 12, 2008, purchased 10,498,164 shares (representing 15.4% of Alliance Re’s common shares) for $6.8 million, from current shareholders. During September 2008, the Company acquired a further 4,427,189 shares on the open market. The remainder of the 43,444,198 shares were acquired during the fourth quarter of 2008.  Flagstone Alliance, domiciled in the Republic of Cyprus is a specialist property and casualty reinsurer writing multiple lines of business in Europe, Asia, and the Middle East & North Africa region.

Index

Marlborough

On November 18, 2008, the Company acquired 100% of the common shares of Marlborough, the managing agency for Lloyd’s Syndicate 1861, a Lloyd’s syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance, from the Berkshire Hathaway Group. The acquisition did not include the existing corporate Lloyd’s member or any liability for business written during or prior to 2008. The Company also incorporated a new subsidiary, Flagstone Corporate Name Limited, which has been admitted as a corporate member of Lloyd’s. Flagstone Corporate Name Limited is currently the sole capital provider for Lloyd’s Syndicate 1861 for fiscal year 2009 onwards.  No business that incepted in 2008 for the benefit of the Flagstone group was written by Marlborough during the remainder of 2008 following its acquisition by the Company.  These developments provide the Company with a Lloyd’s platform with access to both London business and business sourced globally from our network of offices.

Mont Fort

We own all of the outstanding common shares of Mont Fort. Mont Fort is organized under the laws of Bermuda as an exempted company which is registered as both a general business Class 3 insurer and long-term insurer and is also registered as a “segregated accounts” company under the Bermuda Segregated Accounts Companies Act 2000 (as amended) (the “SAC Act”). The SAC Act enables Mont Fort to establish segregated accounts, referred to as cells. Each cell of Mont Fort has a distinct business strategy, underwriting strategy and underwriting risk management program.  Mont Fort has established three cells: Mont Fort ILW, Mont Fort ILW 2 Cell, and Mont Fort High Layer or Mont Fort HL.  Each cell of Mont Fort raises capital through preferred shares issued by Mont Fort and linked to that cell, underwrites its own risks and, to the fullest extent provided by the SAC Act, is solely responsible for liabilities arising from those risks. Each cell uses the proceeds of those offerings to underwrite reinsurance which will be ceded to Mont Fort by Flagstone.

The results of Mont Fort are included in the Company’s consolidated financial statements with effect from January 12, 2007 being the date that the Mont Fort HL cell was established, and which the Company determined was the date that the Company became the primary beneficiary of Mont Fort in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46(R)”). The portions of Mont Fort’s net income and shareholders’ equity attributable to holders of the preferred shares for the years ended December 31, 2008 and 2007 are recorded in the consolidated financial statements of the Company as minority interest.  On February 8, 2008, Mont Fort repurchased 5 million preferred shares relating to its second cell, Mont Fort ILW 2 for $6.6 million.  As at December 31, 2008, the net assets of each cell total $63.3 million for Mont Fort ILW1, $75.3 million for ILW2 and $34.2 million for Mont Fort HL.

In addition, we do not count Mont Fort’s contracts against our zonal limits or otherwise consider Mont Fort as a subsidiary for our underwriting and risk management procedures.

Island Heritage

Island Heritage is a property insurer based in the Cayman Islands, Puerto Rico and Barbados which primarily is in the business of insuring homes, condominiums and office buildings in the Caribbean region.  On July 3, 2007, we purchased 73,110 shares (representing a 21.4% interest) in Island Heritage for a purchase price of $12.6 million. With this acquisition, we took a controlling interest in Island Heritage by increasing its ownership to 54.6% of the voting shares.  We had previously acquired 33.2% of the shares through three purchases in March 2006 (18.7% interest), October 2006 (9.8% interest) and May 2007 (4.7% interest).  Following the acquisition, the Company’s representation on Island Heritage’s board and the close working relationship with its management allows us to promote and support best practices in the underwriting of Island Heritage’s underlying business and to consequently enhance the quality of data available to Flagstone to underwrite the reinsurance of such business. On June 30, 2008, the Company acquired an additional 16,919 shares in Island Heritage (representing 5% of its common shares) for total consideration of $3.3 million, taking its total shareholding in Island Heritage to 203,129 shares (representing a 59.6% interest).  The Company recorded $1.3 million of goodwill on the acquisition.  In July 2008, Island Heritage issued common shares to certain employees under a stock based compensation plan which resulted in a small dilution of the Company’s ownership to 59.2%.

As a result of the acquisition of the controlling interest, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest in the Company’s consolidated financial statements.

Employees

The Company had 437 employees at February 28, 2009.  We believe that our relations with our employees are generally good.

Index

Regulation

The business of insurance and reinsurance is now regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. As a holding company, Flagstone Reinsurance Holdings Limited is not subject to Bermuda insurance regulations, but its various operating subsidiaries are subject to regulations as follows:

Bermuda Insurance Regulation

The Bermuda Insurance Act.   As a holding company, we are not subject to Bermuda insurance law and regulations. However, the Bermuda Insurance Act and related regulations, regulate the insurance business of Flagstone Suisse which operates in Bermuda through its Bermuda branch, Mont Fort and Haute Route. The Bermuda Insurance Act provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the Bermuda Monetary Authority (“BMA”), which is responsible for the day-to-day supervision of insurers. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. Under the Bermuda Insurance Act, insurance business includes reinsurance business. The continued registration of a company as an insurer under the Bermuda Insurance Act is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions, and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

The Bermuda Insurance Act imposes solvency, liquidity and capital adequacy standards and auditing and reporting requirements on Bermuda insurance companies and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

In July 2008 the Insurance Amendment Act 2008 (the “Amendment Act”) was promulgated, which among other things, created a new supervisory framework for Bermuda insurers by establishing new risk-based regulatory capital adequacy and solvency margin requirements. The implementation of the new supervisory framework is to occur in phases, commencing with Class 4 insurers before being extended to certain commercial Class 3, Class 3A and Class 3B insurers.  Under the new regulatory framework ushered in by the Amendment Act on December 31, 2008, the BMA promulgated the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008 (the “Order”) which mandates that a Class 4 insurer’s Enhanced Capital Requirement (“ECR”) be calculated by either (a) the model set out in Schedule 1 to the Order or (b) an internal capital model which the BMA has approved for use for this purpose.  More information on the ECR and the new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act can be found in the section entitled “Minimum Solvency Margin and Restrictions on Dividends and Distributions”.

On December 11, 2008, the Bermuda House of Assembly approved amendments to Bermuda’s existing insurance regulations (the “Regulations”). The amended Regulations, which came into effect on December 31, 2008, complement and in certain respects, are consequential to the changes instituted under the Amendment Act.

The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance companies in Bermuda. As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed.  Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits.  The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 4, Class 3, Class 3A and Class 3B insurers.  The BMA has also recently adopted guidance notes, or the Guidance Notes, in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the BMA’s approach in implementing, the Insurance Act.

Classification of Insurers.    The Bermuda Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the most onerous regulation with the strictest limits on their types of business. Flagstone Suisse and Haute Route are registered to carry on general business as Class 4 and Class 3 insurers in Bermuda, respectively, and are regulated as such under the Bermuda Insurance Act. Flagstone Suisse and Haute Route will not be permitted to carry on long-term business. In general, long-term business includes life and long-term disability insurance.  Mont Fort is registered to carry on general business as a Class 3 insurer and long-term business in Bermuda although does not currently write any long-term business.

Index

While each of Mont Fort and Haute Route are registered as Class 3 insurers in Bermuda the following disclosure focuses on Flagstone Suisse operating through its Bermuda branch, as it is subject to the most onerous regulation and supervision.

Cancellation of Insurer’s Registration.   An insurer’s registration may be canceled by the BMA on certain grounds specified in the Bermuda Insurance Act, including failure of the insurer to comply with its obligations under the Bermuda Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative.   An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.  The Flagstone Suisse principal representative is David Brown and our principal office is Crawford House, 23 Church Street, Hamilton HM 11, Bermuda.

Independent Approved Auditor and GAAP Auditor.   Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Flagstone Suisse, are required to be filed annually with the BMA. With effect from December 31, 2008, every Class 4 insurer is required to appoint an auditor of Generally Accepted Accounting Principles (“GAAP”) financial statements. The independent auditor of Flagstone Suisse must be approved by the BMA and may be the same person or firm which audits Flagstone Suisse’s financial statements and reports for presentation to its shareholders. The independent auditor and GAAP Auditor for Flagstone Suisse’s Bermuda branch is Deloitte & Touche, Bermuda.

Loss Reserve Specialist.   As a registered Class 4 insurer, Flagstone Suisse is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified property casualty actuary, must be approved by the BMA.  Our Chief Actuary has been approved as our loss reserve specialist.  Our Chief Actuary is also the loss reserve specialist for Mont Fort and Haute Route.

Statutory Financial Statement.   Flagstone Suisse must prepare annual statutory financial statements. The Bermuda Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Flagstone Suisse is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the shareholders of the Registrant. Flagstone Suisse, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

GAAP or IFRS Financial Statements.  The Insurance Amendment Act 2008 of Bermuda (the “Bermuda Insurance Amendment Act”) introduced additional financial statement requirements for Class 4 insurers.  With effect from December 31, 2008, Class 4 insurers, like Flagstone Suisse, are required to prepare and file with the BMA audited annual financial statements prepared in accordance either with GAAP (that apply in Bermuda, UK, USA or such other GAAP as the BMA may recognize) or International Financial Reporting Standards (“IFRS”). The GAAP or IFRS statements must be submitted within four months from the end of the financial year to which they relate or such longer period as may be specified by the BMA upon application but no longer than seven months.  The BMA will publish a Class 4 insurer’s audited financial statements.

Annual Statutory Financial Return.   Flagstone Suisse is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of such insurer, solvency certificates, the statutory financial statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, as to whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether, in its opinion, it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Bermuda Insurance Act, a statement to that effect must be filed with the statutory financial return.

Capital and Solvency Return.  With effect from December 31, 2008, Class 4 insurers are required to file with the BMA a capital and solvency return (“CSR”) no later than four months after its financial year end (unless specifically extended upon application to the BMA).  The CSR is the return comprising a Class 4 insurer’s Bermuda Solvency Capital Requirement or, if relevant, approved internal model (see “Enhanced Capital Requirements and Minimum Solvency” below) and setting out the insurers risk management practices and, if appropriate, other information used by the insurer to calculate its approved internal model.

Index

Enhanced Capital Requirement and Minimum Solvency.   The new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act, which came into effect on December 31, 2008, provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization (termed the Bermuda Solvency Capital Requirement (“BSCR”)). BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed and is set out in the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008, published on December 31, 2008, applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.

Where the insurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may make application to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s internal model provided certain conditions have been established and may revoke approval of an internal model in the event that the conditions are no longer met or where it determines that such revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions.

In order to minimise the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA seeks that insurers operate at or above a threshold capital level which is referred to as the Target Capital Level (“TCL”), which exceeds the BSCR or approved internal model minimum amounts.

The new capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to or exceeding ECR and set TCL at 120% of ECR.  The BMA also has a degree of discretion enabling it to impose ECR on insurers in particular cases, for instance where an insurer falls below the TCL. In those cases, the new risk-based capital model should be supplemented by a requirement for the affected insurers to conduct certain stress and scenario testing in order to assess their potential vulnerability to defined extreme events. Where the results of scenario and stress-testing indicate potential capital vulnerability, the BMA would be able to require a higher solvency ‘cushion’ by increasing the 120% TCL figure. In circumstances where an insurer has failed to comply with an ECR given by the BMA in respect of that insurer, such insurer is prohibited from declaring or paying any dividends until the failure is rectified and the insurer is obliged to (i) provide the BMA, within fourteen days of the failure, with a written report as to why the failure occurred and remedial steps to be taken; and (ii) within forty-five days of the failure to provide the BMA with unaudited interim financial statements. In addition the opinion of the loss reserve specialist, a general business solvency certificate in respect of the unaudited financials and a CSR reflecting an ECR prepared using post-failure data must also be filed.

The new risk-based solvency capital regime described above is the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended).  While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Flagstone Suisse must also ensure that, at all times, its ECR is at least equal to the minimum solvency margin for a Class 4 insurer in respect of its general business, which is the greater of:

•	$100,000,000 Bermuda Dollars;

•	50% of net premiums written (being gross premiums written less any reinsurance premiums ceded (not exceeding 25% of gross premiums written));

•	15% of net loss and loss expense provisions and other general business insurance reserves.

Where an insurer falls below the TCL, the BMA will have discretion to supplement the risk-based model by requiring the affected insurers to conduct certain stress and scenario testing in order to assess its potential vulnerability to defined extreme events.  Where the results of scenario and stress testing indicated potential capital vulnerability, the BMA would be able to require a higher solvency “cushion” by increasing the 120% TCL figure.

Restrictions on Dividends and Distributions.   In addition, under the Bermuda Insurance Act, Class 4 insurers are prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown on its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its required solvency margins. Flagstone Suisse as a Class 4 insurer must obtain the BMA’s prior approval before reducing its total statutory capital, as shown on its previous financial year statutory balance sheet, by 15% or more.

Furthermore, under the Companies Act, the Company may only declare or pay a dividend if the Company, as the case may be, has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Index

Minimum Liquidity Ratio.   The Bermuda Insurance Act provides a minimum liquidity ratio for general business insurers, such as Flagstone Suisse. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. Relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax, sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees.

Section 6A Orders. The enhancement of the new risk-based supervisory approach allows the BMA to analyze the impact and probability of failures among insurers and target those insurers, insurer classes, situations and/or activities that the BMA identifies as being “at risk.” In such cases, the BMA would issue a Section 6A Order prescribing additional capital and surplus requirements to be met by insurers.

In determining whether an insurer conducts its business in a prudential manner, the BMA will consider whether it maintains sufficient capital to enable it to meet its obligations in light of the size, business mix and risk-profile of the insurer’s business.

The BMA is empowered, upon the application of an insurer, to exempt such insurer from any ECR imposed upon it under a Section 6A Order. An exemption to a Section 6A Order may be granted where the BMA concludes that an exemption does not prejudice the policyholders of that insurer and that insurer’s risk profile deviates materially from the assumptions which led the BMA to imposing the Section 6A Order. Should the BMA elect not to exercise its discretion in favor of an applicant insurer, then a right of appeal against a decision of the BMA in respect of an adjustment to ECR and available statutory capital and surplus, is available to the Appeals Tribunal.

Failure to Comply with ECR.  Should an insurer fail to comply with an ECR applicable to it under a Section 6A Order then such insurer is prohibited from declaring or paying any dividends until such failure is rectified and the onus falls upon the insurer:

•	within 14 days of becoming aware of such failure, to provide a written report to the BMA regarding why it failed to comply and proposed steps to be taken to rectify the failure; and
•	within 45 days of becoming aware of such failure, to provide to the BMA:
•	unaudited interim statutory financial statements;
•	the opinion of a loss reserve specialist;
•	a general business solvency certificate in respect of those financials; and
•	a capital and solvency return reflecting an ECR prepared using post failure data.

Shareholder Controller Notification.  Any person who becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of the Company must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having become such a holder, whichever is later. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their shareholding in us and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.  Flagstone Suisse will be responsible for giving written notice to the BMA of the fact that any person has become or ceases to be 10%, 20%, 33% or 50% controller of Flagstone Suisse.  The Notice has to be given within 45 days of Flagstone Suisse becoming aware of the relevant facts.

Flagstone Suisse is also required to notify the BMA in writing in the event of any person ceasing to be a controller, a controller being a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Flagstone Suisse are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of Flagstone Suisse.

Supervision, Investigation and Intervention.  The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.  The BMA in discharging its supervisory function also conducts on-site visits with Bermuda insurance companies.  Flagstone Suisse has had one on-site visit from the BMA in the last twelve months.

Index

If it appears to the BMA that there is a risk of Flagstone Suisse becoming insolvent, or that it is in breach of the Bermuda Insurance Act or any conditions imposed upon its registration, or is in breach of the ECR or a person has become or remains a controller in breach of the Bermuda Insurance Act, the BMA may, among other things, direct the insurer:  (1) not to take on any new insurance business; (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; (3) not to make certain investments; (4) to realize certain investments; (5) to maintain in, or transfer to the custody of a specified bank, certain assets; (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments; (7) to limit its premium income; (8) to remove a controller or officer; and/or (9) to file a petition for the winding up of Flagstone Suisse.

Disclosure of Information.   In addition to powers under the Bermuda Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. The BMA also may assist other regulatory authorities, including foreign insurance regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda, subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority, and the BMA must consider whether to co-operate is in the public interest. The grounds for disclosure are limited and the Bermuda Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Under the Bermuda Companies Act, the Bermuda Minister of Finance has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions. The Bermuda Minister of Finance’s powers include requiring a person to furnish him with information, to produce documents to him, to attend and answer questions and to give assistance in connection with enquiries. The Bermuda Minister of Finance must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Bermuda Minister of Finance must consider, among other things, whether it is in the public interest to give the information sought.

Bermuda Guidance Notes.  The BMA has issued Guidance Notes on the application of the Bermuda Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Bermuda Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists.  Commencing March 2005, the BMA issued the Guidance Notes through its web site at www.bma.bm, which provides guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers.  The BMA has stated that the Guidance Notes should be understood as reflecting the minimum standard that the BMA expects insurers such as Flagstone Suisse and other relevant parties to observe at all times.

Permit Company Regulation

Flagstone Suisse operates in Bermuda (through its Bermuda branch) under a permit dated April 14, 2008 granted by the Bermuda Minister of Finance and is subject to Bermuda law relating to permit companies, significant aspects of which are set forth below.

Annual Fees and Declaration. Bermuda law requires every permit company to pay during March each year its annual fee and at the same time file a declaration, which must be signed by two directors or a director and the secretary, indicating the permit company’s principal business, assessable capital and amount of annual fee payable.  If the permit company fails to pay the appropriate annual fee then it and every officer of the permit company are liable to a default fine (except where the Bermuda Registrar of Companies (“Registrar”) is satisfied that such non compliance is not the result of willful neglect or default by either the permit company or all of the officers of the permit company).  If a permit company fails to pay the annual fee within three months its due date, the permit company shall cease to carry on business until a fee and any penalty that may have been incurred has been paid. If an appropriate fee is not paid within three months of the due date and the permit company continues to carry on business, the permit company shall be liable to a fine of $100.00 in respect of each day that it carries on business in contravention of not paying its annual fee.

Change of Particulars. The permit company is required to notify the Registrar within 30 days of any of the following particulars changing:  (a) its Memorandum of Association, or in the event of it not having a Memorandum of Association, the objects of the permit company, the names of the directors and their nationalities, the trade or business it is permitted to engage in or carry on in Bermuda and the amount of its authorised and share capital; (b) particulars of its place of business in Bermuda and the address of its registered office outside Bermuda; and (c) lists of persons resident in Bermuda authorized to accept on its behalf service of process and any notices required to be sent on it.

Index

Revocation of Permit. The Bermuda Minister of Finance may at any time revoke the permit of an overseas company if:  (a) the permit company or any of its servants or agents contravenes a condition of its permit; (b) in the opinion of the Bermuda Minister of Finance, the permit company is carrying on business in a manner detrimental to the public interest; (c) the permit company ceases to engage in or carry on any trade or business in Bermuda; (d) a court or other competent authority in any country makes an order for the winding up, dissolution or judicial management of the permit company or of any person who directly or indirectly controls the permit company; (e) the permit company is otherwise wound up or if any person who directly or indirectly controls the permit company is wound up or ceases to carry on business; (f) there is a substantial change in the effective control of the permit company; (g) there is a substantial change in the nature of the business carried on by the permit company; (h) the permit company does not pay its annual fee within thirty days of the due date; or (i) the permit company contravenes or fails to comply with certain provision of the Bermuda Companies Act.

Principal Representative. Every permit company shall appoint and retain a principal representative in Bermuda.  If at any time the particulars of the principal representative are altered the permit company must notify the Registrar within 21 days after the alteration has been made.  Flagstone Suisse’s principal representative in Bermuda is David Brown.

Certain Other Bermuda Law Considerations

The Company is incorporated as an exempted company limited by shares under the Bermuda Companies Act. Flagstone Suisse is registered under the Bermuda Companies Act as a permit company.  Under Bermuda law, exempted companies are companies formed, and permit companies are registered, for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As a result, we are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but we may not, without the express authorization of the Bermuda legislature or under a license granted by the Bermuda Minister of Finance, participate in certain business transactions, including:

•
the acquisition or holding of land in Bermuda, except land held by way of lease or tenancy agreement which is required for our business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for our officers and employees and held with the consent of the Bermuda Minister of Finance for a term not exceeding 21 years;

•	the taking of mortgages on land in Bermuda in excess of 50,000 Bermuda dollars;
•	the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities; or
•	subject to some exceptions, the carrying on of business of any kind in Bermuda for which we are not licensed in Bermuda.

While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Bermuda Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

The Company will also need to comply with the provisions of the Bermuda Companies Act regulating the payment of dividends and making distributions from contributed surplus. Under the Bermuda Companies Act, a company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Issued share capital is the aggregate par value of a company’s issued shares, and the share premium account is the aggregate amount paid for issued shares over and above their par value. Share premium accounts may be reduced in certain limited circumstances. The Bermuda Companies Act also regulates return of capital, reduction of capital and any repurchase or redemption of shares by the Company. In addition, as discussed above under “Bermuda Insurance Regulation”, certain provisions of the Bermuda Insurance Act will limit Flagstone Suisse’s ability to pay dividends to us.

The Company is incorporated in Bermuda and has been designated as non-resident for exchange control purposes by the BMA. The Company is required to obtain the permission of the BMA for the issue and free transferability of all of their common shares. However, the BMA has pursuant to its statement of June 1, 2005 given its general permission under the Exchange Control Act 1972 (and its related regulations) for the issue and transfer of  shares (which includes the common shares of the Company) to persons not resident in Bermuda for exchange control purposes, subject to the condition that our common shares shall be listed on an appointed stock exchange (as designated by the Bermuda Minister of Finance under Section 2(9) of the Bermuda Companies Act), which includes the New York Stock Exchange. This general permission would cease to apply if the Company’s shares were to cease to be so listed.

Index

The transfer or issuance of our common shares to any resident in Bermuda for exchange control purposes requires specific prior approval under the Exchange Control Act 1972. The BMA has granted its consent to the issue and transfer of up to 20% of the Company’s common shares in issue to persons resident in Bermuda for exchange control purposes, provided no one such person owns more than 10% of the common shares, and has also given an additional specific consent that Haverford (Bermuda) Ltd. (“Haverford”) may hold, and our Executive Chairman, Mr. Byrne, and our Chief Executive Officer, Mr. Brown, each may beneficially own, 10% or more of the common shares. The Company is designated as non-resident for Bermuda exchange control purposes; they are allowed to engage in transactions, and to pay dividends to Bermuda non-residents who are holders of our common shares, in currencies other than the Bermuda dollar.

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

Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of a permanent resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a policy limiting the duration of work permits to six years, with certain exemptions for key employees. We may not be able to use the services of one or more of our key employees in Bermuda if we are not able to obtain work permits for them, which could have an adverse effect on our business. In addition, exempted companies, such as the Company, must comply with Bermuda resident representation provisions under the Bermuda Companies Act, which require that a minimum number of offices must be filled by persons who are ordinarily resident in Bermuda. We do not believe that such compliance will result in any material expense to us.

The Bermuda government actively encourages foreign investment in “exempted” entities like the Company that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, the Company and Flagstone Suisse received an assurance from the Ministry of Finance granting an exemption that they will not be subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda until March 28, 2016.  To date, the Ministry of Finance has given no indication that the Ministry: (i) would not extend the term of the assurance beyond March 28, 2016; or (ii) would allow the term of the assurance to expire; or (iii) would change the tax treatment afforded to exempted companies either before or after March 28, 2016.

The Company has a secondary listing on the Bermuda Stock Exchange and is subject to regular reporting requirements, compliance with accounting standards and must disclose major events and interests.

Other Jurisdictions

Overview

We conduct business through our Martigny, Switzerland; Hamilton, Bermuda; Limassol, Republic of Cyprus; George Town, Grand Cayman, Cayman Islands; Johannesburg, South Africa; San Juan, Puerto Rico; Luxembourg; and Dubai, UAE offices, with our research and development effort and part of our catastrophe modeling and risk analysis team in our Hyderabad, India office, global marketing and business development in our London, England office, underwriting business commencing in 2009 through our Lloyd’s platform in London and back office and operational support in our Halifax, Canada office. We do not intend to conduct any activities which may constitute the actual transaction of the business of insurance or reinsurance in any jurisdiction in which Flagstone or any other subsidiary of the Company is not licensed or otherwise authorized to engage in such activities. However, the definition of such activities is in some jurisdictions ambiguous and susceptible to judicial interpretation. Accordingly, there can be no assurance that enquiries or challenges to our insurance activities in such jurisdictions will not be raised in the future or that our location or regulatory status, or restrictions on its activities resulting therefrom, will not adversely affect us.

Index

In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements governing “credit for reinsurance” in other jurisdictions in which its ceding companies are located. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. Because we are licensed, accredited or approved in Switzerland, Bermuda, London, Cyprus, Africa, Cayman Islands, Dubai and Puerto Rico, we expect that in certain instances our reinsurance clients will require us to post a letter of credit or enter into other security arrangements.

Switzerland

Our Swiss reinsurance subsidiary, Flagstone Suisse, is a société anonyme headquartered in Martigny, Switzerland and has a representative office in Zurich.

Regulation and Supervision

The conduct of reinsurance business by a company headquartered in Switzerland requires a license granted by FINMA. In principle, licensing and supervision requirements are imposed on Flagstone Suisse as a separate legal entity.  However, in certain circumstances FINMA may issue a decision to exercise supplementary supervision over a group of companies.

Flagstone Suisse obtained its reinsurance license from the Swiss Federal Office of Private Insurance in December 2006.  On January 1, 2009, Swiss financial services regulation was reformed institutionally pursuant to the law of June 22, 2007 (“FINMALaw”), creating a single regulator (FINMA) covering all financial services and integrating the supervision of financial crime, professional audit firms and rating agencies. The function of the Swiss Federal Office of Private Insurance was replaced by this new single regulator.

In general FINMALaw is an overarching statute applying in as far as there is no contrary provision in the sectoral laws for insurance and reinsurance.  Sectoral laws are those laws germane to a particular industry sector such as, for example, insurance, reinsurance and banking.  Aside from some inconsequential amendments under FINMALaw unifying cross sectoral issues, the existing sectoral laws governing insurance and reinsurance continue in force, substantially unchanged.

The various legal and regulatory requirements that must be satisfied, are set forth primarily by the three following sets of rules and regulations: the Federal Insurance Supervisory Law (“ISL”); the Federal Private Insurance Supervision Ordinance (“ISO”); and the FINMA Insurance Supervision Ordinance, as well as by various implementing directives and circulars.  In general, the approach is principles based and allows for consideration of a justified application by management in relation to such principles.

Under Swiss rules and regulations, Swiss reinsurance companies are generally subject to many, but not all, of the same provisions that apply to direct insurers, and include the following obligations:

Adequacy of Financial Resources

ISL Article 9 and ISO, sets out the minimum capital requirements and solvency requirements.

The minimum capital for a reinsurance firm is CHF 10 million.  Firms are also obliged to constitute and maintain an organizational fund.  In the case of Flagstone Suisse this was fixed at CHF 10 million by the Swiss Federal Office of Private Insurance prior to commencement of Flagstone Suisse’s operations.

In addition Flagstone Suisse must keep adequate disposable and unencumbered capital resources to cover its entire activities.  In calculating the solvency margin, account is taken of the risks to which the firm is exposed, the insurance classes involved, the extent of the business, the geographical scope and internationally recognized principles (ISL Article 9).  Solvency is determined based on two independent methodologies:

Solvency I: this involves calculating a margin applying defined percentages to a base of the higher of gross annual premium or gross claims for the last three available years and comparing coverage in terms of admissible “own funds” as determined under ISL Article 37.

Index

The Swiss Solvency Test or SST:  under this approach, capital adequacy is given if risk bearing capital exceeds Target Capital.  This involves a more sophisticated analysis providing for a market-consistent valuation of all assets and liabilities in the firm with a methodological approach to risk categories (insurance risk, credit risk etc.) subjecting them to scenario stress tests at a basic level in the context of the standard regulatory approach but, where appropriate, permitting the use of internal models in the overall management of risk, once such models are validated.  The validation of internal models is a general process which FINMA will pursue with all regulated firms over the next year.

The SST is very close to the future “Solvency II” standard of the European Union which is being worked through various stages of the European legislative process but it is already operational.  We expect that the Swiss regulation will achieve mutual recognition in other parts of the world.  This will preserve and facilitate global opportunity and market access of our offering in the reinsurance sector.

For the SST all assets of Flagstone Suisse are considered.  There is no direct constraint on permitted investments since the provisions regarding assets linked to reserves in the ISL do not apply to reinsurance firms.  However, the use of derivative instruments is required to be fully considered as part of the risk management processes and limited to reducing investment or insurance risk or to secure investment efficiencies.

Sound Corporate Governance, Risk Management and Internal Control System

In addition to quantitative risk measures, FINMA requires full qualitative governance and control of risk in the firm.  This includes requirements as to the ongoing fitness, propriety and competence of the directors and senior management, observance of ethical standards, objective and appropriate remuneration procedures, management of conflicts of interests, the institution of a compliance function, independence and adequate resourcing of control functions (including the responsible actuary, the risk management function and the internal audit function), as well as clear terms of reference and systems of delegation and report throughout.

ISL and ISO each require the appointment of a Responsible Actuary - an independent and properly qualified actuary responsible for ensuring that solvency margins are calculated correctly, proper accounting principles are used, and adequate technical reserves are established and that he report to the Board periodically.

Insurance companies are required to implement documented procedures for risk management and internal control.  While FINMA does not require a specific outcome in relation to operational risk, the firm is expected to undertake proper analysis and to account for it.

Supervisory Process:

The supervisory process includes the following requirements:

Annual Reporting:  Flagstone Suisse is required to prepare an annual report at the end of each financial year on the solvency margins available, as well as an annual report on the calculation of target capital and on risk bearing capital. Flagstone Suisse files a corporate report incorporating financial statements prepared and audited in accordance with Swiss accounting rules and a supervisory report in the prescribed format. The supervisory report is to be submitted to FINMA by June 30 of each year in electronic form together with the annual report.

Ad Hoc Notifications:  FINMA requires ad hoc notifications of all changes to the firm’s scheme of operations which include the following: any changes to company statutes, details of its organizational structure  or business activities (including expansion into new jurisdictions; changes involving at least a 10% equity holding or at least 10% of votes in the Company, or where there is a change of control allowing persons to exert a significant influence on the Company’s  commercial activities; changes in management personnel, including the Responsible Actuary).

In addition, Flagstone Suisse is required to notify changes in levels of control of it (upstream) or by it (downstream) at 10%, 20%, 33% or 50% in terms of capital or voting rights.

There is a general duty to notify FINMA of all matters of which it might want to be advised (FINMALaw Article 29).  This includes all solvency material matters, which are specified by circular to include a breach of solvency requirements, fluctuations of 10% or more in terms of assets, technical provisions, or of a significant retrocession contract of the company as well as redemption of any hybrid debt instruments; and any regulatory or criminal investigations brought against the company or the senior management or other significant events.

Index

External Auditor Involvement

Audit firms are subjected to approval and supervision by FINMA and are a significant agent in the supervisory process applying to reinsurance companies (FINMALaw 24 et seq.).  Auditors report both to the governing body of the company and to FINMA: they report to the Board on the financial statements of the company and on regulatory shortcomings with a requirement for remediation.  Material shortcomings are reported directly to FINMA.  A standardized audit report on these topics is prescribed by FINMA Directive.  Failure to have an audit conducted in accordance with legal requirements, to fulfill the legal duty of cooperation with auditors or for the auditors to perform their role properly (including whistle blowing or failing to identify regulatory breaches) all attract criminal sanctions.

Intervention and Enforcement by the Regulator

FINMALaw provides for a wider range of supervisory intervention tools than previously provided for under the ISL such as  the commencement of formal proceedings, including orders to comply with the law, leading up to withdrawal of license, declarations of unfitness for individuals, disgorgement and the appointment of independent specialists to investigate and implement remediation.

Capital Structure and Dividends

Flagstone Suisse is funded by a combination of subordinated debt (qualifying as regulatory capital under Swiss law) and equity. The equity is held in the form of paid in capital by shares and in share premium.  Under Swiss corporate law as modified by insurance supervisory law, a non life insurance company is obliged to contribute to statutory legal reserves a minimum of 20% of any annual profit up to 50% of statutory capital, being paid in share capital. Flagstone Suisse has been substantially funded by share premium.  We are advised currently, that as of 2011, share premium can be distributed to shareholders without being subject to withholding tax.  However the repayment of subordinated debt and distribution of any special dividend to shareholders remain subject to the approval of FINMA which has regard to the maintenance of solvency and the interests of reinsureds and creditors.

United Kingdom

General

The financial services industry in the UK is regulated by the FSA. The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000 (“FSMA”). Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives of maintaining market confidence, promoting public understanding of the financial system, securing the appropriate degree of protection for consumers and fighting financial crime.

Under FSMA, it is a criminal offence for any person to carry on regulated activities, such as those required to carry on the business as a Lloyd’s managing agent, as a business in the UK unless that person is authorized by the FSA or otherwise exempt.  Marlborough is authorized and regulated by the FSA to carry on its business as a Lloyd’s managing agent and is subject to the supervision by the FSA.  The FSA’s rules are contained in its Handbook of Rules & Guidance (“Handbook”).  The FSA requires directors and senior management to put in place systems and controls for the management of prudential risks (i.e. those risks that can reduce the adequacy of its financial resources and as a result may adversely affect confidence in the financial system or prejudice consumers).  Changes in the scope of the FSA’s regulations from time to time may have a beneficial or an adverse impact on Marlborough’s business.

In respect of the Lloyd’s market, while the FSA regulates all insurers, insurance intermediaries and Lloyd’s itself, the FSA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated. To minimize duplication, the FSA has agreed arrangements with Lloyd’s by which the Council of Lloyd’s undertakes primary supervision of Lloyd’s managing agents in relation to certain aspects of the FSA’s regulatory regime.

Accordingly, as a Lloyd’s managing agent, Marlborough is not only regulated by the FSA but is also bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982.  Both FSA and Lloyd’s have powers to withdraw their respective authorization of any person to manage Lloyd’s syndicates. Lloyd’s approves annually Syndicate 1861’s business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds at Lloyd’s).

Index

The framework for supervision of participants in the insurance and reinsurance business in the United Kingdom is heavily impacted by E.U. directives (which are issued on a regular basis and implemented by member states through national legislation).  Accordingly, changes at the E.U. level may positively or adversely affect the regulatory scheme under which Marlborough will operate in the UK.

Solvency & Capital Requirements

At a Lloyd’s market level, Lloyd’s is required to demonstrate to the FSA that each member’s capital resources requirement is met by that member’s available capital resources, which for this purpose comprises its Funds at Lloyd’s, its share of member capital held at syndicate level and the funds held within the Lloyd’s Central Fund.  In this way, the FSA monitors the solvency of the Lloyd’s market as a whole.  The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s.  It may, for instance, vary the amount of a member’s Funds at Lloyd's requirement (or alter the ways in which those funds may be invested). The exercise of any of these powers may reduce the amount of premium which a member is allowed to accept for its account in an underwriting year and/or increase a member’s costs of doing business at Lloyd’s.  As a consequence, the member’s ability to achieve an anticipated return on capital during that year may be compromised.

Flagstone Corporate Name Limited is subject to solvency requirements based on its participation on syndicate 1861. Under the framework of rules of both Lloyd’s and the FSA, the managing agent of syndicate 1861, Marlborough, is required to calculate the capital resource requirements of the members of each syndicate they manage.  They do this by carrying out a syndicate Individual Capital Assessment (“ICA”) according to detailed rules prescribed by the FSA.  The ICA process evaluates the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assesses the amount of capital that syndicate members should hold against those risks.  Lloyd’s reviews each syndicate’s ICA annually and may challenge it.  In order to ensure that Lloyd’s aggregate capital is maintained at a high enough level to support its overall security rating, Lloyd’s may add an uplift to the capital requirement figure produced by the ICA.  This uplifted figure is known as a syndicate’s Economic Capital Assessment (“ECA”).  Lloyd’s uses the ECA to calculate each syndicate member’s Funds at Lloyd’s requirement.

Lloyd’s syndicates are treated as “annual ventures” and members’ participation on syndicates may change from underwriting year to underwriting year.  Ordinarily, a syndicate will accept business over the course of one calendar year (and underwriting year of account), which will remain open for a further two calendar years before being closed by means of “reinsurance to close”.  An underwriting year may be reinsured to close by the next underwriting year of the same syndicate or by an underwriting year of a different syndicate.  Once an underwriting year has been reinsured to close, Lloyd’s will release the members’ Funds at Lloyd’s provided that these are not required to support the members’ other underwriting years or to meet a loss made on the closed underwriting year.  If reinsurance to close cannot be obtained at the end of an underwriting year’s third open year (either at all, or on terms that the managing agent considers to be acceptable on behalf of the members participating on that underwriting year), then the managing agent of the syndicate must determine that the underwriting year will remain open. If the managing agent determines to keep the underwriting year open, then the syndicate will be considered to be in run-off, and the Funds at Lloyd’s of the participating members will continue to be held by Lloyd’s to support their continuing liabilities unless the members can show that their Funds at Lloyd’s are in excess of the amount required to be held in respect of their liabilities in relation to that year.

The reinsurance to close of an underwriting year does not discharge participating members from the insurance liabilities they incurred during that year.  Rather, it provides them with a full indemnity from the members participating in the reinsuring underwriting year in respect of those liabilities.  Therefore, even after all the underwriting years in which a member has participated have been reinsured to close, the member is required to stay in existence and remain a non-underwriting member of Lloyd’s.  Accordingly, although Lloyd’s will release members’ Funds at Lloyd’s, there nevertheless continues to be an administrative and financial burden for corporate members between the time of the reinsurance to close of the underwriting years on which they participated and the time that their insurance obligations are entirely extinguished.  This includes the completion of financial accounts in accordance with the UK Companies Act and the submission of an annual compliance declaration to Lloyd’s.

Underwriting losses incurred by a syndicate during an underwriting year must be paid according to the links in the Lloyd’s chain of security.  Claims must be funded first from the members’ premiums trust fund (which is held under the control of the syndicate managing agent), second from a cash call made to the corporate name and third from members’ Funds at Lloyd’s.  In the event that any member is unable to pay its debts owed to policyholders from these assets, such debts may, at the discretion of the Council of Lloyd’s be paid by the Lloyd’s Central Fund.  The Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s underwriting capacity.  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund should it decide such additional contributions are necessary.

Index

Supervision

The FSA expects all firms authorized by it to conduct their business according to eleven core regulatory principles.  The FSA and Lloyd’s carries out supervision of Lloyd’s managing agents through a variety of methods, including the collection of information from annual returns, review of accountants’ reports and, in some cases, risk assessment visits.  The FSA last carried out a risk assessment visit on Marlborough in April 2008.  The FSA has not yet advised Marlborough of the timing of its next visit.

The FSA also supervises the management of Marlborough through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity must be approved by the FSA.

Restrictions on Dividend Payments

UK company law prohibits each of Marlborough and Flagstone Corporate Name Limited from declaring a dividend to its shareholders unless it has “profits available for distribution”.  The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.  While the UK insurance regulatory laws impose no statutory restrictions on a Lloyd’s managing agent’s ability to declare a dividend, the FSA’s rules require maintenance of adequate resources, including each company’s solvency margin within its jurisdiction. In addition, under Lloyd’s rules, a managing agent must maintain a minimum level of capital based, among other things, on the amount of capacity it manages subject to a minimum of £400,000.

Reporting Requirements

UK companies, including Marlborough and Flagstone Corporate Name Limited, , must prepare their financial statements under the UK Companies Act, which requires filing with Companies House of audited financial statements and related reports.  In addition, as a Lloyd’s managing agent, Marlborough is required under the FSA’s and Lloyd’s rules to file returns on the performance of the syndicates it manages.

Change of Control

The FSA regulates the acquisition of “control” of any UK person (including Lloyd’s managing agents such as Marlborough) authorized under FSMA.  Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in Marlborough or any parent company of Marlborough, or is entitled to exercise or control the exercise of 10% or more of the voting power in Marlborough, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of Marlborough or any parent company of Marlborough by virtue of his shareholding or voting power in either.  A purchaser of 10% or more of the Company’s ordinary shares would therefore be considered to have acquired “control” of Marlborough.

Under FSMA, any person proposing to acquire “control” over Marlborough must give prior notification to the FSA of his intention to do so.  The FSA would then have three months to consider that person's application to acquire “control”.  In considering whether to approve such application, the FSA must be satisfied that both the acquirer is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control”.  Failure to make the relevant prior application and receive the FSA’s approval could result in action being taken against Marlborough by the FSA. On November 17, 2008, the FSA granted its approval for the acquisition of Marlborough.

In addition, any person proposing to acquire “control” (applying the same tests as described above) of Marlborough or Flagstone Corporate Name Limited would have to obtain the prior approval of Lloyd’s in accordance with rules set out in Lloyd’s byelaws.

Intervention and Enforcement

The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity.  The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of its rules by authorized persons and approved persons.

The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a managing agent from managing Lloyd’s syndicates.  In addition, the FSA monitors Lloyd’s rules to ensure these are adequate to allow the Society of Lloyd’s to meet its own regulatory obligations to the FSA.

Index

Fees and Levies

As an authorized person in the United Kingdom, Marlborough is subject to an annual FSA fee and levies based on the active capacity of the syndicates managed by Marlborough.  The fee charged by the FSA to Marlborough is not material to the Company.

Flagstone Corporate Name Limited is required to pay certain fees and levies in connection with its membership of Lloyd’s. These include an annual subscription fee, currently at the rate of 0.5% of total amount of written premium it will underwrite in 2009 and a New Central Fund contribution, currently at a level of 0.5% of total amount of written premium it will underwrite in 2009.

Lloyd’s may vary the rate of these levies. It may also impose a special contribution to the New Central Fund if a majority by capacity of members underwriting during the year in which such contribution is proposed, vote in favor of any proposal relating to such contribution.

Further, Lloyd’s may also call upon members to make additional contributions to the New Central Fund. For the 2009 year of account, the amount of this callable contribution for a member may not exceed 3% of the capacity which is allocated to syndicates on which the member participates for the 2009 year of account.

Cayman Islands

Island Heritage is domiciled in the Cayman Islands and maintains a Class A Domestic Insurance License.  In addition, there are no restrictions on the payment of dividends from Island Heritage.

Island Heritage holds a Class A insurance license issued in accordance with the terms of the Insurance Law (as revised) of the Cayman Islands, or the Law, and is subject to regulation by the Cayman Islands Monetary Authority, or CIMA, in terms of the Law.

As the holder of a Class A insurance license, Island Heritage is permitted to carry on insurance business generally in or from within the Cayman Islands (e.g., domestic insurance business).

Island Heritage is required to comply with the following principal requirements under the Law:
•
the maintenance of a net worth (defined in the Law as the excess of assets, including any contingent or reserve fund secured to the satisfaction of CIMA, over liabilities other than liabilities to partners or shareholders) of at least 100,000 Cayman Islands dollars (which is equal to approximately US$120,000), subject to increase by CIMA depending on the type of business undertaken;

•
to carry on its insurance business in accordance with the terms of the license application submitted to CIMA, to seek the prior approval of CIMA to any proposed change thereto, and annually to file a certificate of compliance with this requirement, in the prescribed form, signed by an independent auditor, or other party approved by CIMA;

•	to prepare annual accounts in accordance with generally accepted accounting principles, audited by an independent auditor approved by CIMA;
•	to seek the prior approval of CIMA in respect of the appointment of directors and officers and to provide CIMA with information in connection therewith and notification of any changes thereto;
•	to notify CIMA as soon as reasonably practicable of any change of control of Island Heritage;
•	to maintain appropriate business records in the Cayman Islands;
•	to pay an annual license fee and;
•
it may not issue any dividends without prior approval from CIMA.  In order to obtain approval Island Heritage must demonstrate that the issuing of dividends would not render Island Heritage insolvent or affect its ability to pay any future claims.

Republic of Cyprus

Flagstone Alliance is incorporated in the Republic of Cyprus. The Superintendent of Insurance of Cyprus supervises the operation of Flagstone Alliance and its license was given pursuant to the new insurance legislation The Law on Insurance Services and Other Related Issues of 2002 ("the Insurance Law") that came into force on 1 January 2003 and has since been amended to fully comply with the EU directives. Flagstone Alliance is licensed to conduct general insurance and reinsurance business.

Index

According to the Insurance Law, as from January 1, 2003, companies are obliged to invest, on a continuous basis, in approved assets to cover their technical reserves and must submit quarterly a register of their investments, accompanied by a statement of the estimation of their technical reserves, in a prescribed form. The Minister of Finance has issued Orders determining the categories of approved investments and the percentage limits that may be invested in each category.

Flagstone Alliance is required to comply with the following principal requirements under the Law:

•	Carry on its insurance business in accordance with the terms of its license

•
Must maintain adequate levels of approved investments to cover its technical reserves, in line with the approved percentages and free of any burden, and these must be expressed or liquidated in the appropriate currency according to the currency matching rules set out in the Insurance Law.

•
Must submit a return of approved investments to the Superintendent of Insurance quarterly. The return must be in the prescribed format, signed by the managing director and one other director, or, if there is no managing director, by a director and the general manager. The returns for the second and fourth quarters of each financial year must be audited and signed by the auditors.

•
An annual return must be submitted within six months of Flagstone Alliance’s financial year end. The annual return includes detailed analyses in the prescribed form of assets, liabilities, income and expenses and must be certified by Flagstone Alliance’s directors and actuary and accompanied by the auditors’ report.

Flagstone Alliance may under the freedom of establishment or the freedom to provide services carry on insurance business in a Member State of the EU or the EEA. Under the freedom of establishment, such business in the Member State may start following the submission by Flagstone Alliance to the Superintendent of Insurance of Cyprus of an application supported by the prescribed by Regulations documents which are passed by the Superintendent of Insurance of Cyprus to the supervisory authority of the Member State which determines the conditions under which the Company may carry on its business in the said Member State. In the case of freedom to provide services, Flagstone Alliance may start business as soon as it receives from the Superintendent of Insurance of Cyprus notification that the prescribed documents have been dispatched to the competent supervisory authority of the Member State.

Companies that are resident in Cyprus for tax purposes are subject to tax in Cyprus. Residence is determined by the locus of management and control. The income tax rate is ten per cent on its taxable profits.

South Africa

The South African insurance industry is governed primarily by the Long-Term Insurance Act No. 52 of 1998 (the “Long-Term Insurance”), and the Short-Term Insurance Act No. 53 of 1998 (the “Short-Term Insurance”). Each piece of legislation covers both insurance and reinsurance.  Both the Short-Term Insurance Act and the Long-Term Insurance Act establish the offices of the Registrar of Long-Term Insurance and Registrar of Short-Term Insurance.  Each office is filled by the executive officer of the Financial Services Board (the “FSB”).  The relevant registrar, through the agency of the FSB, is responsible for regulating insurers and reinsurers within the particular industry grouping.  The FSB regulates the South African non-banking financial services industry, which includes the insurance industry.

As a short-term reinsurer Flagstone Reinsurance Africa Limited is registered with FSB as required under the Short-Term Insurance Act.  As with any other registered reinsurer, Flagstone Reinsurance Africa Limited must maintain its business in a financially sound condition by complying with the detailed requirements of the Short-Term Insurance Act in regard to the kind and spread of assets required to be held so as to enable it to meet its liabilities determined in accordance with the criteria set out in the Short-Term Insurance Act.  The Short-Term Insurance Act provides that reinsurers must at all times maintain its business in a financially sound condition by having assets, providing for its liabilities, and generally conducting its business so as to be in a position to meet its liabilities at all times. In addition, South African reinsurance companies may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency requirements.

Luxembourg

Certain of the investment management activities of the group are based in Luxembourg.  Subject to Swiss insurance law limitations regarding the management of insurance company assets belonging to group affiliate companies, it is envisaged that group assets will eventually be managed within FCML.

Index

FCML is a fixed capital investment company qualifying as a specialized investment fund under the Luxembourg law of February 13, 2007 and may be constituted with multiple sub funds each corresponding to a distinct part of the assets and liabilities of the investment company.  It is regulated by the Luxembourg Commission de Surveillance du Secteur Financier or CSSF.  As at December 31, 2008, only one sub fund was operational and the net investment assets of FCML amounted to $767.9 million.

FCML employs a number of senior investment professionals and its governing bodies are staffed with senior officers from other subsidiaries of Flagstone, including Flagstone Finance S.A., a Luxembourg holding company coordinating the financial holdings of Flagstone throughout Europe.

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

Our reinsurance and insurance operations expose us to claims arising out of unpredictable natural and other catastrophic events, such as hurricanes, windstorms, tsunamis, severe winter weather, earthquakes, floods, fires and explosions. In recent years, the frequency of major weather-related catastrophes has increased.

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

This volatility is compounded by accounting conventions that do not permit reinsurers to reserve for such catastrophic events until they occur.  We expect that increases in the values and concentration of insured property will increase the severity of such occurrences per year in the future and that climate change may increase the frequency of severe weather events.  Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations.

We may experience significant losses on short notice, which may require us to liquidate our investments rapidly and may limit our ability to write new reinsurance and insurance policies.

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

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

Index

We may have substantial exposure to large, unexpected losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability.  Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so.

To the extent that losses from these risks occur, our financial condition and results of operations could be materially adversely affected.

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

In addition, much of the information that we enter into our risk modeling software is based on third-party data that we believe but cannot be certain is reliable, and estimates and assumptions that are dependent on many variables. Assumptions relate to loss adjustment expenses, insurance-to-value, storm intensity in the aftermath of weather-related catastrophes and demand surge, which is the temporary inflation of costs for building materials and labor resulting from increased demand for rebuilding services in the aftermath of a catastrophe. Accordingly, if the estimates and assumptions that we enter into our proprietary risk model are incorrect, or if our proprietary risk model proves to be an inaccurate forecasting tool, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our financial condition and results of operations could be adversely affected.

We also seek to limit our loss exposure through loss limitation provisions in our policies, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to assure that our policies are legally interpreted as we intend. We cannot assure you that these contractual provisions will be enforceable in the manner we expect or that disputes relating to coverage will be resolved in our favor. If the loss limitation provisions in our policies are not enforceable or disputes arise concerning the application of such provisions, the losses we might incur from a catastrophic event could be materially higher than our expectations, and our financial condition and results of operations could be materially adversely affected.

We may not be able to adequately assess and reserve for the increased frequency and severity of catastrophes due to environmental factors, which may have a material adverse effect on our financial condition.

To assess our loss exposure, we rely on natural catastrophe models that are built partly on science, partly on historical data and partly on professional judgment of our employees and other industry specialists. Although the accuracy of the models has significantly improved in the last few years, they still yield significant variations in loss estimates due to the quality of underlying data and assumptions. Interpretation of modeling results remains subjective, and none of the existing models reflects our policy language, demand surges and other storm-specific factors such as where the storms will actually travel.

There is little consensus in the scientific community regarding the effect of global environmental factors on catastrophes. Climatologists concur that heat from the ocean drives hurricanes, but they cannot agree on how much it changes the annual outlook. In addition, scientists have recently recorded rising sea temperatures which may result in higher frequency and severity of windstorms. It is unclear whether rising sea temperatures are part of a longer cycle and if they are caused or aggravated by man-made pollution or other factors.

Given the scientific uncertainty about the causes of increased frequency and severity of catastrophes and the lack of adequate predictive tools, we may not be able to adequately model the associated losses, which would adversely affect our profitability.

Global climate change may adversely impact our financial results and may increase our regulatory disclosure obligations.

Index

Our financial exposure from possible global climate change is most notably associated with losses in connection with the occurrence of hurricanes and related storm surges, particularly Hurricanes Ike and Gustav in Texas and other recent hurricanes on the Gulf Coast.  Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution, resulting in a gradual increase in global average temperatures and an increase in the frequency and severity of natural disasters. These trends are expected to continue in the future, and may continue to impact our business in the long-term future.  We attempt to mitigate the risk of financial exposure from climate change by restrictive underwriting criteria, sensitivity to geographic concentrations and reinsurance, although we are not always successful in doing so.  Restrictive underwriting criteria can include, but are not limited to, higher premiums and deductibles and more specifically excluded policy risks such as fences and screened-in enclosures. New technological advances in computer-generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders and proximity to flood-prone areas.

If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.

Many of our contracts are generally for a one-year term.  In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts.  If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future operations could be materially adversely affected.  This risk is especially prevalent in the first quarter of each year when a larger number of reinsurance contracts are subject to renewal.

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity which may result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions.

The insurance and reinsurance industries have historically been cyclical businesses. Reinsurers and insurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of underwriting capacity, general economic conditions and other factors. The supply of reinsurance and insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industries.

As a result, the reinsurance and insurance business historically has been characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permit favorable premium rates and policy terms and conditions. These cycles have varied by line of business as the level of supply and demand for any particular class of reinsurance and insurance risk does not always coincide with that for other classes of risk.

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

Index

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

Our historical financial results may not accurately indicate our future performance due to our limited operating history.

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

The year 2008 was characterized by North American landfalling windstorm events resulting in material industry losses, we believe, and recent scientific studies have indicated, that the frequency of hurricanes has increased and may further increase in the future relative to the historical experience over the past 100 years. We continuously monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information, such as these studies. However, it is possible that, even after these adjustments, we have underestimated the frequency or severity of hurricanes or other catastrophes.

A failure to attract and retain key personnel could impede the implementation of our business strategy, reduce our revenues and decrease our operational effectiveness.

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of David Brown, our Chief Executive Officer; Mark Byrne, the Executive Chairman of our Board of Directors; Patrick Boisvert, our Chief Financial Officer; Gary Prestia, our Chief Underwriting Officer—Flagstone Suisse Bermuda branch; Guy Swayne, the Chief Executive Officer of Flagstone Suisse; and David Flitman, our Chief Actuary, among other key employees. Although we are not aware of any planned departures, the loss of any of their services or the services of other members of our management team or difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of the above named executives, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreements for Messrs. Byrne and Brown provide that either party may terminate their agreement upon 365 days’ advance written notice, the employment agreements with Messrs. Prestia and Swayne provide that either party may terminate the agreement upon 180 days’ advance written notice, and the employment agreements with Messrs. Boisvert and Flitman provide that either party may terminate the agreement upon 90 days’ advance written notice. We do not currently maintain key man life insurance policies with respect to them or any of our other employees.

Our success has and will continue to depend, in substantial part upon our ability to attract and retain our team of underwriters in various business lines.  Although we are not aware of any planned departures, the loss of one or more of our senior underwriters could adversely impact our business by, for example, making it more difficult to retain clients or other business contacts whose relationship depends in part on the service of the departing personnel.  In general, the loss of key services of any members of our current underwriting teams may adversely affect our business and results of operations.

Index

We are dependent on the policies, procedures and expertise of ceding companies; these companies may fail to accurately assess the risks they underwrite, which may lead us to inaccurately assess the risks we assume. As a result, we could face significant underwriting losses on these contracts.

Because we participate in reinsurance markets, we do not separately evaluate each of the individual risks assumed under reinsurance treaties.  This is common among reinsurers.  Therefore, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We face the risk that these ceding companies may fail to accurately assess the risks that they underwrite initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates, we could face significant underwriting losses on these contracts.

We depend on a small number of reinsurance and insurance brokers and agents for a large portion of our revenues, and the loss of business from one of these reinsurance or insurance brokers and agents could limit our ability to write new reinsurance and insurance policies and reduce our revenues.

We market our reinsurance and insurance on a worldwide basis primarily through reinsurance brokers and insurance brokers and agents, and we depend on a small number of reinsurance brokers and insurance brokers and agents for a large portion of our revenues. Since we commenced operations in December 2005, substantially all of our gross premiums written were sourced through brokers. The following brokers, Aon Benfield (47.2%), Guy Carpenter & Company, Inc. (20.7%) and Willis Group Holdings Ltd. (7.3%), provided a total of 75.2% of our gross premiums written for the year ended December 31, 2008. Affiliates of these and other brokers have historically co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could limit our ability to write new reinsurance policies and reduce our revenues.

Because payments are frequently made and received through reinsurance and insurance brokers, we could incur liabilities to ceding insurers regardless of fault and lose our recourse to collect payments from ceding insurers.

In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance and insurance brokers, and these brokers, in turn, pay these amounts to the insureds and the ceding insurers that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we may remain liable to the ceding insurer or insured for the deficiency. Conversely, in certain jurisdictions, when the ceding insurer or insured pays premiums to reinsurance or insurance brokers for payment to us, these premiums are considered to have been paid and the ceding insurer or insured will no longer be liable to us for those amounts, regardless of whether we have received the premiums. Consequently, consistent with industry practice, we assume a degree of credit risk associated with reinsurance and insurance brokers.

The financial strength rating of Flagstone may be revised downward which could affect our standing among brokers and customers, result in a substantial loss of business and impede our ability to conduct business.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies.  Flagstone Suisse has received “A-” financial strength ratings from both A.M. Best and Fitch Ratings, and “A3” ratings from Moody’s Investor Services and each of Island Heritage, Flagstone Alliance and Flagstone Africa has received an A- from AM Best.  These ratings are financial strength ratings and are designed to reflect our ability to meet our financial obligations under our policies. These ratings do not refer to our ability to meet non-reinsurance and non-insurance obligations and are not a recommendation to purchase any policy or contract issued by us or to buy, hold or sell our securities.

Each of Flagstone Suisse’s, Island Heritage’s, Flagstone Alliance’s and Flagstone Africa’s financial strength rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of the rating agencies in response to a variety of factors, including the risk factors described in this section.

With regard to Marlborough, as all Lloyd’s policies are ultimately backed by this common security, a single market rating can be applied. Lloyd’s as a market has received “A” financial strength rating from A.M. Best and “A+” from each of Standard & Poor’s and Fitch.

If our financial strength ratings are reduced from their current levels, our competitive position in the reinsurance and insurance industries would suffer, and it would be more difficult for us to market our products. A downgrade could result in a significant reduction in the number of reinsurance and insurance contracts we write and in a substantial loss of business as our customers, and brokers that place such business, move to other competitors with higher financial strength ratings.

Index

A downgrade also may require us to establish trusts or post letters of credit for ceding company clients.  It is common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract for the remaining portion of our period of obligation if the financial strength ratings of our insurance subsidiaries are downgraded below A- by A.M. Best. Currently, virtually all of our contracts permit cancellation if our financial strength rating is downgraded.   Whether a ceding company would exercise this cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect could be material.

The indentures governing our Deferrable Interest Debentures would restrict us from declaring or paying dividends on our common shares if the Company (1) is downgraded by A.M. Best to a financial strength rating below A- and fails to renew more than 51% of its net premiums written during any twelve-month period; (2) is downgraded to a financial strength rating below A- and sells more than 51% of its rights to renew net premiums written over the course of a twelve-month period; (3) is downgraded to a financial strength rating below B++; or (4) withdraws its financial strength rating by A.M. Best.

Consolidation in the insurance industry could adversely impact us.

We believe that many insurance industry participants are seeking to consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operation.

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

We may acquire reinsurance purchased for our own account to mitigate the effects of large or multiple losses on our financial condition. From time to time, market conditions have limited, and in some cases prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. For example, following the September 11, 2001 terrorist attacks, terms and conditions in the reinsurance markets generally became less attractive to buyers of such coverage. Similar conditions occurred as a result of Hurricanes Katrina, Rita and Wilma in 2005 and Ike and Gustav in 2008, and may occur in the future, and we may not be able to purchase reinsurance in the areas and for the amounts required or desired. Even if reinsurance is generally available, we may not be able to negotiate terms that we deem appropriate or acceptable or to obtain coverage from entities with satisfactory financial resources.  Our inability to obtain adequate reinsurance or other protection for our own account could have a material adverse effect on our business, results of operations and financial condition.

Reinsurers are dependent on their ratings in order to continue to write business, and a few have suffered downgrades in ratings as a result of their exposure to hurricanes in the past.  In addition, a reinsurer’s insolvency, or inability or refusal to make payments under a reinsurance or retrocessional reinsurance agreement with us, could have a material adverse effect on our financial condition and results of operations because we remain liable to the insured under the corresponding coverages written by us.  Further, the impairment of financial institutions as a result of the current financial crisis (see the risk factor headed “Deterioration in the public debt, equity and commodities markets could lead to additional investment losses”) increases our counterparty risk.

Index

The impairment of financial institutions increases our counterparty risk.

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial service industry, including brokers and dealers, banks and other institutions which is experiencing unprecedented deterioration and volatility as a result of the current financial crisis (see the risk factor headed “Deterioration in the public debt, equity and commodities markets could lead to additional investment losses”).  Many of these transactions expose us to credit risk in the event of default of our counterparty.  In addition, with respect to secured transactions, our credit risk may be exacerbated when our collateral cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it.  We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and/or equity investments.  Any such losses or impairments to the carrying value of these assets could materially and adversely affect our business and results of operations.

Certain of our policyholders and counterparties may not pay premiums owed to us due to bankruptcy or other reasons.

In light of bankruptcy or the distressed financial condition of financial institutions that are our counterparties, in certain cases a part of or the full amount of premiums owed to us may not be paid, despite an obligation to do so.  The terms of our contracts may not permit us to cancel our insurance for non-payment of premiums.  If non-payment becomes widespread, whether as a result of bankruptcy, lack of liquidity, adverse economic conditions, operational failure or otherwise, it could have a material adverse impact on our revenues and results of operations.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any change in interest rates, abrupt changes in credit markets or volatility in the equity and debt markets could result in significant losses in the fair value of our investment portfolio.

Our strategy is to derive a meaningful portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, as well as the ability of our investment managers to effectively implement our investment strategy.

The investment income derived from our invested assets was $51.4 million for the year ended December 31, 2008. For the year ended December 31, 2008, the total return on invested assets was (13.9%) compared to 7.0% for the year ended December 31, 2007.  The change in the return on invested assets of (20.9%) during the year ended December 31, 2008, compared to the same period in 2007 is primarily due to the significant declines in the global equity, bond and commodities markets in 2008.  Such declines in the equity, bond and commodities markets are attributable to the broader deterioration and volatility in the credit markets, the widening of credit spreads in fixed income sectors, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions and the lingering impact of the sub-prime residential mortgage crisis. In October 2008, given the turbulent worldwide financial markets, the Finance Committee of the Board decided to revise the Company's asset allocation and accordingly, significantly reduce the risk of the Company's portfolio by eliminating its direct exposure to equities and to non-U.S. real estate and by lowering its exposure to commodities. Our more conservative investment portfolio will allow us to take advantage of the hardening cycle in the insurance markets, but will also limit our potential return on invested assets.  Our investment policies seek capital appreciation and thus will be subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.  In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses.

Our investment performance may vary substantially over time, and we cannot assure you that we will achieve our investment objectives. Unlike more established reinsurance companies with longer operating histories, the Company has a limited performance record to which investors can refer. See Item 1, “Business—Investments.”

Investment returns are an important part of our growth in diluted book value, and fluctuations in the fixed income or equity markets could impair our financial condition and results of operations. A significant period of time normally elapses between the receipt of insurance premiums and the disbursement of insurance claims. We cannot assure you that we will successfully match the structure of our investments with our operating subsidiaries’ liabilities under their reinsurance and insurance contracts. If our calculations with respect to these reinsurance liabilities are incorrect, or if we improperly structure our investments to match such liabilities, we could be forced to liquidate investments before maturity, potentially at a significant loss.

Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, the need for liquidity may result in investment returns below our expectations.  With respect to certain of our investments, we are subject to pre-payment or reinvestment risk. In particular, our fixed maturity portfolio is subject to reinvestment risk and as at December 31, 2008, 14% of our total investments is comprised of mortgage backed and asset backed securities which are subject to prepayment risk. A significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations.  Further, our portfolio of fixed income securities may be adversely affected by changes in interest rates.  In addition, we are generally exposed to changes in the level or volatility of equity prices that affect the value of securities or instruments that derive their value from a particular equity security, a basket of equity securities or a stock index. As of the date of this annual report, our exposure to equity investments is limited to 1% of assets.  These conditions are outside of our control and could adversely affect the value of our investments and our financial condition and results of operations.

Index

Profitability may be adversely impacted by claims’ inflation.

The effects of claims’ inflation could cause the severity of claims from catastrophes or other events to rise in the future.  Our calculation of reserves for losses and loss expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatment and litigation costs.  We write business in the United States and the United Kingdom, where claims' inflation has grown particularly strong in recent years. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

Deterioration in the public debt, equity and commodities markets could lead to additional investment losses, and could materially and adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world.  The deterioration and volatility in the credit markets, the widening of credit spreads in fixed income sectors, the significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions, energy costs, and the lingering impact from the sub-prime residential mortgage crisis have all contributed to increased volatility and diminished expectations for the global economy and the markets going forward.  These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated a global economic slowdown and fears of a prolonged global recession.  In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions.  Securities that are less liquid are more difficult to value and may be hard to dispose of.  The equity markets have also been experiencing heightened volatility and turmoil, with companies that have exposure to the real estate, mortgage and credit markets particularly affected.

These events and the continuing market volatility have resulted in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, the total return on invested assets was (13.9)% compared to 7.0% for the year ended December 31, 2007. Subsequent to December 31, 2008, through the date of this annual report, such conditions have continued to deteriorate and the value of our investment portfolio continued to decline. In October 2008, the Finance Committee of the Board decided to revise its asset allocation and accordingly, significantly reduce the risk of the Company’s portfolio by largely eliminating its direct exposure to equities and to non-U.S. real estate and by lowering its exposure to commodities.

The movement in foreign currency exchange rates could adversely affect our operating results because we enter into reinsurance and insurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar and we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar.

Through our global reinsurance and insurance operations, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound, the Swiss franc, the Canadian dollar and the Japanese yen.  Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates.  Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position.  We employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk.  To the extent that these exposures are not fully hedged or the hedges are ineffective, our results and level of capital may be reduced by fluctuations in foreign currency exchange rates.

We may need additional capital in the future, which may not be available to us or may not be available on favorable terms, may have rights, preferences and privileges superior to those of our common shares, could dilute your ownership in the Company, and may cause the market price of our common shares to fall.

We may need to raise additional capital in the future, through public or private debt or equity financings, to repay our long term debt, comply with the terms of our letter of credit facility, write new business successfully, cover loss and loss adjustment expense reserves following losses, respond to any changes in the capital requirements that rating agencies use to evaluate us, to manage investments and preserve capital in volatile markets, to acquire new businesses or invest in existing businesses, or otherwise respond to competitive pressures in our industry. Due to the uncertainty relating to some of these items, we are not able to quantify our total future capital requirements. Our ability to obtain financing or to access the capital markets for future offerings may be limited by our financial condition at the time of any such financing or offering, as well as by adverse market conditions resulting from, among other things, general economic conditions, weakness in the financial markets and contingencies and uncertainties that are beyond our control.

Index

Significant contraction, de-leveraging and reduced liquidity in credit markets worldwide is reducing the availability and increasing the cost of credit. Any additional financing we may seek may not be available on terms favorable to us, or at all. Furthermore, the securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares. Any additional capital raised through the sale of equity will dilute your ownership percentage in our company and may decrease the market price of our common shares.

Our complex global operating platform increases our exposure to systems or human failures, which may limit our revenues, increase our costs and decrease our net income from operations.

We are subject to operational risks including fraud, employee errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events. Our reliance in large part on the integration of our operations in Bermuda, the United Kingdom, Switzerland, India, Canada, the Cayman Islands, Puerto Rico, Isle of Man, Republic of Cyprus, South Africa, Luxembourg and Dubai increases the likelihood that losses from these risks, which may occur from time to time, could be significant. As our business and operations grow more complex we are exposed to a broader scope of risk in these areas. The occurrence of these types of events may limit our revenues, increase our costs and decrease our net income from operations.

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

Worsening global financial conditions and unexpected industry practices and conditions could extend coverage beyond our underwriting intent or increase the number or size of claims, causing us to incur significant losses.

As global financial conditions continue to worsen and industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued reinsurance or insurance contracts that are affected by the changes. As a result, the full extent of liability under our reinsurance and insurance contracts may not be known for many years after a contract is issued.

One example involves coverage for losses arising from terrorist acts. Substantially all of the reinsurance contracts that we have written exclude coverage for losses arising from the peril of terrorism caused by nuclear, biological, chemical or radiological attack. We are unable to predict the extent to which our future reinsurance and insurance contracts will cover terrorist acts. We also are unsure how terrorist acts will be defined in our current and future contracts and cannot assure you that losses resulting from future terrorist attacks will not be incidentally or inadvertently covered. If there is a future terrorist attack, the possibility remains that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and there is no assurance that our policy limits will be effective.

Index

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

The effects of these and other unforeseen emerging claim and coverage issues are extremely difficult to predict. If we are required to cover losses that we did not anticipate having to cover under the terms of our reinsurance and insurance contracts, we could face significant losses and as a result, our financial condition and results of operation could be adversely affected.

The insurance and reinsurance industries are highly competitive. Competitive pressures may result in fewer contracts written, lower premium rates, increased expense for customer acquisition and retention, and less favorable policy terms and conditions.

The reinsurance and insurance industries are highly competitive. We compete with major global insurance and reinsurance companies and underwriting syndicates, many of which have extensive experience in reinsurance and insurance and may have greater financial resources available to them than us. Other financial institutions, such as banks and hedge funds, now offer products and services similar to our products and services. Alternative products, such as catastrophe bonds, compete with our products. In the future, underwriting capacity will continue to enter the market from these identified competitors and perhaps other sources. After the September 11, 2001, terrorist attacks in the United States, and then again following the three major hurricanes of 2005 (Katrina, Rita and Wilma), new capital flowed into Bermuda, and much of these new proceeds went to a variety of Bermuda-based start-up companies. The full extent and effect of this additional capital on the reinsurance and insurance markets will not be known for some time and current market conditions could reverse. These continued increases in the supply of reinsurance and insurance may have negative consequences for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. Insurance company customers of reinsurers may choose to retain larger shares of risk, thereby reducing overall demand for reinsurance. Further, insureds have been retaining a greater proportion of their risk portfolios than previously, and industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies, known as captive companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than risk transferring insurance.  This has put downward pressure on insurance premiums.

In addition, while we believe our global operating platform currently differentiates us among Bermuda-based reinsurance and insurance companies of comparable capital size and provides significant efficiencies in our operations, it is possible that our competitors will aim to employ a similar platform in the future, or implement their own platforms with equivalent or superior operational and cost structures to ours.

Also, insurance/risk-linked securities, catastrophe bonds and derivatives and other non-traditional risk transfer mechanism and vehicles are being developed and offered by other parties, including non-insurance company entities, which could impact the demand for traditional insurance and reinsurance.  A number of new, proposed or potential legislative or industry developments could also increase competition in our industries. These developments include programs in which state-sponsored entities provide property insurance or reinsurance in catastrophe-prone areas. These legislative developments could eliminate or reduce opportunities for us and other reinsurers to write those coverages, and increase competition with our competitors for contracts not covered by such state-sponsored programs. New competition from these developments could result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

New competition could cause the demand for insurance or reinsurance to fall or the expense of customer acquisition and retention to increase, either of which could have a material adverse effect on our growth and profitability and our results of operations.

The availability and cost of security arrangements for reinsurance transactions may impact our ability to provide reinsurance to ceding insurers.

Flagstone Suisse is required to post collateral security with respect to reinsurance liabilities it assumes from many ceding insurers, especially those in many U.S. jurisdictions. The posting of collateral security is generally required in order for these ceding companies to obtain credit on their statutory financial statements with respect to reinsurance liabilities ceded to reinsurers who are not licensed or accredited in these jurisdictions. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or “funds withheld” arrangements whereby the assets are held in trust by the ceding company.

Index

The Company currently has the ability to provide up to $650 million in letters of credit under the Company’s letter of credit facilities ($450.0 million in respect of Citibank Europe Plc and $200.0 million in respect of Barclays Bank Plc), the renewal of which is reviewed annually. As at December 31, 2008, $285.7 million has been drawn under these facilities. If these facilities are not sufficient or if the Company is unable to renew them or is unable to arrange for other types of security on commercially acceptable terms, the ability of Flagstone Suisse to provide reinsurance to some U.S.-based and international clients may be severely limited.

At a Lloyd’s market level, Lloyd’s is required to demonstrate to the FSA that each member’s capital resources requirement is met by that member’s available capital resources, which for this purpose comprises its Funds at Lloyd’s, its share of member capital held at syndicate level and the funds held within the Lloyd’s Central Fund.

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

The Company is a holding company with no significant operations or assets other than its ownership of its subsidiaries, the most important of which is Flagstone Suisse. Dividends, distributions and other permitted payments from Flagstone Suisse, which are limited under Bermuda and Swiss law and regulations, are expected to be the Company’s primary source of funds to pay expenses and fund dividends, if any, or share repurchases.

Under the Insurance Act and related regulations, Flagstone Suisse will be required to maintain certain capital and solvency requirements and paid-up share capital levels and will be prohibited from declaring or paying dividends that would result in noncompliance with such requirement. As a Bermuda Class 4 reinsurer, Flagstone Suisse may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus as set out in its previous year's statements, unless at least seven days before payment of those dividends it files an affidavit with the BMA signed by at least two directors and Flagstone Suisse’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone Suisse to fail to meet its capital and solvency requirements and liquidity ratio. Further, Flagstone Suisse may not reduce by 15% or more its total statutory capital as set out in its previous year’s statements without the prior approval of the BMA. This may limit the amount of funds available for distribution to the Company, restricting the Company’s ability to pay dividends, make distributions and repurchase any of its common shares.

In addition, under the Bermuda Companies Act and related regulations the Company may only declare or pay a dividend or make a distribution if, among other matters, there are reasonable grounds for believing that each is, and will after the payment be, able to pay their respective liabilities as they become due and that the realizable value of their assets will not thereby be less than the sum of their liabilities and their issued share capital and share premium accounts. In connection with any share repurchase, as stipulated by the Bermuda Companies Act, the Company may not repurchase any of its common shares if the repurchase would reduce its minimum share capital below the minimum share capital specified in the Company’s memorandum of association or, if the Company is, or, as a result of such repurchase would be, rendered insolvent.

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

Under the relevant South African insurance regulation, a short term insurer such as Flagstone Reinsurance Africa Limited, will not be permitted to declare dividends unless it has sufficient assets and has conducted itself in such manner that it is able to meet its liabilities at all times.

Under relevant Luxembourg corporate law an amount of 5% of the annual profit of a Luxembourg company must be transferred to the legal reserve until the legal reserve equals 10% of the paid in share capital.  The structure of FCML, our Luxembourg investment subsidiary, provides for the equity to be provided substantially in share premium.  As an investment company, FCML has been empowered and operationally equipped to redeem shares at Net Asset Value at short notice.  FCML can also declare dividends (including interim dividends) out of unrealized capital gains.

Index

UK company law prohibits Marlborough and Flagstone Corporate Name Limited from declaring a dividend to its shareholders unless it has “profits available for distribution”.  The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.  While the UK insurance regulatory laws impose no statutory restrictions on a Lloyd’s managing agent’s ability to declare a dividend, the FSA’s rules require maintenance of adequate resources, including each company’s solvency margin within its jurisdiction. In addition, under Lloyd’s rules, a managing agent must maintain a minimum level of capital based, among other things, on the amount of capacity it manages subject to a minimum of £400,000.

Island Heritage is domiciled in the Cayman Islands and is required to maintain a minimum net worth of 100,000 Cayman Islands dollars (which is equal to approximately US$120,000).  In addition Island Heritage may not issue any dividends without prior approval from the Cayman Islands Monetary Authority.  In order to obtain approval Island Heritage must demonstrate that the issuing of dividends would not render Island Heritage insolvent or affect its ability to pay any future claims.

Flagstone Alliance operates under license issued by the Cyprus Insurance Superintendent to conduct general reinsurance and insurance business. Cyprus Companies law permits dividends to be declared only if there are available sufficient distributable reserves after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation. The articles of incorporation of Flagstone Alliance do not require any specific reserves. Irrespective of the Cyprus Companies Law, Cap 113 requirements and Flagstone Alliance’s articles of association, Flagstone Alliance should maintain at any time reserves and assets that meet the Solvency criteria and Orders of the Cyprus Insurance Superintendent.  Flagstone Alliance complies and reports to the Superintendent of Insurance under Solvency I requirements and the Solvency II requirements will be adopted in 2012. Revenue reserves are distributable to the extent permitted by the Companies Law, and Flagstone Alliance’s Articles of Association.  The share premium account cannot be used for the distribution of dividends but can be used to issue bonus shares. The reserve arising on the conversion of share capital to Euro may be capitalized by way of a future capital increase; alternatively, Flagstone Alliance may decide at a shareholders’ general meeting to distribute the decrease by way of a dividend.

Risks Related to Laws and Regulations Applicable to Us

Insurance statutes and regulations in various jurisdictions could restrict our ability to operate.

Our reinsurance and insurance intermediary subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where we currently engage in business or obtain them in new territories, or may be able to do so only at significant cost.  Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or to engage in certain activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions, which could have a material adverse effect on our business. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject could have a material adverse effect on our business.

The insurance laws of each state in the United States and many non-U.S. jurisdictions regulate the sale of insurance within that jurisdiction by alien insurers, such as Flagstone Suisse, which are not authorized or admitted to do business in that jurisdiction. The laws and regulations applicable to direct insurers could indirectly affect us, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.  We expect that for so long as Flagstone Suisse follows its operating guidelines, it will conduct its activities in compliance with applicable insurance statutes and regulations. However, insurance regulators in the United States or other jurisdictions who review the activities of Flagstone may successfully take the position that Flagstone is subject to the jurisdiction’s licensing requirements.

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

Index

The insurance and reinsurance regulatory framework of Bermuda recently has become subject to increased scrutiny in many jurisdictions, including the United States. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate offshore reinsurers. Government regulators are generally concerned with the protection of policyholders rather than other constituencies, such as shareholders. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that certain of our principal operating companies operate from Bermuda. Bermuda is a small jurisdiction and may be disadvantaged when participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries. This disadvantage could be amplified by the fact that Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future, including potentially seeking independence. We are not able to predict the future impact on Flagstone’s operations of changes in the laws and regulations to which we, or companies acquired by us, are or may become subject.  Flagstone Suisse operates in Bermuda under a permit issued by the Bermuda Minster of Finance.  If Flagstone Suisse’s permit was revoked, it would not be permitted to operate its business from within Bermuda.

The attorneys general for multiple states and other insurance regulatory authorities have previously investigated a number of issues and practices within the insurance industry, and in particular insurance brokerage practices.  In addition, the European Commission has clarified its approach to the application of EU competition law in the commercial insurance and reinsurance sectors.  On September 25, 2007 the European Commission published a report (Sector Inquiry under Article 17 of Regulation (EC) No 1/2003 on business insurance (Final Report) COM (2007) 556) setting out its main findings. No company in the group was among the many companies to receive formal requests for information about business practices from the European Commission. The Company does not currently consider that the Report has implications for the group’s business practices, but the Commission's approach may well change.

To the extent that state regulation of brokers and intermediaries becomes more onerous, costs of regulatory compliance for the Company’s insurance intermediary subsidiaries will increase. Finally, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk. Since we depend on a few brokers for a large portion of our insurance and reinsurance revenues, loss of business provided by any one of them could adversely affect us.

These investigations of the insurance industry in general, whether involving the company specifically or not, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising therefrom, may materially adversely affect our business and future financial results or results of operations.

Our Indian subsidiary, Flagstone Underwriting Support Services (India) Private Limited, (“Flagstone (India)”), has been duly incorporated under the Companies Act, 1956 in India and has specified as its main object the provision of business process outsourcing services, which permits it to provide us with back office information technology support services. Flagstone (India) is not considered to be engaged in the insurance or reinsurance business and is not registered with India’s Insurance Development & Regulatory Authority. In the future, however, it is possible that regulators in India will take the position that Flagstone (India) is subject to the India’s Insurance Development & Regulatory Authority or other insurance/reinsurance regulatory restrictions in India.

Recent events may result in political, regulatory and industry initiatives which could adversely affect our business.

The supply of insurance and reinsurance coverage is impacted by governmental initiatives, such as those following withdrawal of capacity and substantial reductions in capital following the terrorist attacks of September 11, 2001, and the 2004, 2005 and 2008 hurricanes in the United States and the recent financial crisis. At such time, the tightening of supply resulted in governmental intervention in the insurance and reinsurance markets, both in the United States and worldwide. Government-sponsored initiatives in other countries to address the risk of losses from such events are similarly subject to change which may impact our business.

For example, on November 26, 2002, TRIA was enacted and has been extended and amended twice since then, most recently on December 26, 2007. TRIA is intended to ensure the availability of insurance coverage for certain terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States, its territorial sea, the outer continental shelf, U.S. diplomatic missions or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 85% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. In addition to extending the program, the 2007 legislation made certain other changes in the TRIA statute, the most significant of which was to extend the scope of the program to include acts of terrorism committed by domestic (i.e., U.S.) persons (the scope was previously limited to acts of terrorism committed by non-U.S. persons.) Thus, effective December 26, 2007, insurers are required to offer terrorism coverage including both domestic and foreign terrorism, and must therefore adjust the pricing of TRIA coverage to reflect the broader scope of coverage being provided.

Index

In addition, following Hurricanes Katrina and Rita, certain states adopted rules and orders restricting the ability of insurers to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. Following Hurricanes Gustav and Ike in 2008, the Louisiana and Texas Departments of Insurance both issued bulletins or circulars either directing all insurers, including surplus lines insurers (in the case of Louisiana) or requesting all insurers, including surplus lines insurers (in the case of Texas) to forebear from issuing notices of cancellation or non-renewal during a post-hurricane period, to extend premium payment deadlines and to file post-event claims handling and payment information. Regulations and orders that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict the Company’s insurance and reinsurance subsidiaries’ ability to exit unprofitable markets or adjust its participation levels.

During 2007, certain states, e.g., Louisiana, Mississippi and Texas, considered changes to the local ‘‘wind pools’’; i.e., mechanisms to spread storm losses in coastal locations to all licensed property insurers. While none of these states is able to assess surplus lines insurers to pay for wind pool shortfalls, surplus lines policies can be assessed in Louisiana and Mississippi, as in Florida. Some industry commentators predict that in 2009 the Texas Legislature will consider legislation to permit the Texas Windstorm Insurance Association (“TWIA”) to assess surplus lines policies in the event that TWIA incurs substantial hurricane losses. Insureds, rather than surplus lines insurers, pay such assessments. These same states are likely to consider expanding state owned, publicly funded risk bearing entities that would support licensed property insurers with respect to hurricane losses sustained by properties in coastal locations. To the extent that such entities are expanded in one or more states, business that might otherwise have been placed on a surplus lines basis would be retained by licensed insurers and licensed insurers would be less inclined to purchase reinsurance from private market reinsurers such as the Company’s subsidiaries offering reinsurance.

We are currently unable to predict how states that continue to be affected by the risk of hurricanes will respond with regulatory restrictions on surplus lines insurers and how this may affect the demand for, pricing of, or the supply of our products or the risks that our customers may expect us, and our competitors, to underwrite. Any significant regulatory restrictions in the markets in which we operate may have a material adverse impact on our business and results of operations.

For example, in January 2007, Florida enacted legislation that doubled the aggregate reinsurance capacity of the Florida Hurricane Catastrophe Fund (the ‘‘FHCF’’), the reinsurance facility established by the state, from $16 billion to approximately $32 billion. In addition, the legislation reduced the industry loss retention level from $6 billion to $5 billion, $4 billion or $3 billion, as determined by participants. During the 2008 to 2009 hurricane seasons, the legislation also adds coverage above and below the existing FHCF program. Under the Florida legislation, the state-run insurer of last resort, Citizens Property Insurance Corporation, has also increased its underwriting capacity and has greater freedom to charge lower rates. In addition, Citizens Property Insurance Corporation has recently obtained approval to write commercial property insurance business. The capacity extension, lower retention levels and authorization to write commercial property insurance will lead to an increase in government-sponsored entities’ share of Florida’s property catastrophe re/insurance market and may impact our business plan. Other U.S. states; (e.g., Georgia,) are considering similar capacity expansions of their state-sponsored pools.

Finally, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other distressed assets from financial institutions for the purpose of stabilizing the financial markets. In addition, the U.S. Treasury Department announced that it will make up to $250 billion in preferred stock investments in U.S. banks and thrifts and that it is also considering taking equity stakes in insurance companies. The U.S. Federal Government, Federal Reserve, U.K. Treasury and Government and other governmental and regulatory bodies have taken or are considering taking other extraordinary actions to address the global financial crisis. It is possible that our competitors may participate in some or all of the EESA programs or similar programs in the U.K. or other countries in the EU. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our competitive position, business and financial condition in particular.

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions, and bidding practices could have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity.

Contingent commission arrangements and finite‐risk reinsurance have been a focus of investigations by the SEC, the U.S. Attorney’s Offices, certain state Attorneys General and insurance departments.

Index

Due to various governmental investigations into contingent commission practices, various market participants have modified or eliminated acquisition expenses formerly arising from Placement Service Agreements (‘‘PSAs’’). As a result, it is possible that policy commissions or brokerage that we pay may increase in the future and/or that different forms of contingent commissions will develop in the future. It is also possible that some market participants may seek to reinsure some version of contingent commission arrangements. Any such additional expense could have a material adverse effect on our financial conditions or results.

Regulatory regimes and changes to accounting standards may adversely impact financial results irrespective of business operations.

Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. In particular, the SEC and the Financial Accounting Standards Board, or “FASB,” are considering whether U.S. GAAP will ultimately be replaced by or harmonized with International Financial Reporting Standards (“IFRS”). It is also possible that the adoption of IFRS would be extended to U.S. issuers on either an optional or mandatory basis. Any such change could have a significant impact on our financial reporting, impacting key matters such as our loss reserving policies and premium and expense recognition. For example, IFRS is considering adopting an accounting standard that would require all reinsurance and insurance contracts to be accounted for under a new measurement basis, current exit value, which is considered to be closely related to fair value. We cannot currently assess how the FASB and SEC staff's ultimate resolution of these initiatives will impact us, including aspects of our loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until final guidance is issued, we intend to apply existing U.S. GAAP. There can be no certainty, however, that the SEC or the FASB will not require us to modify our current principles, either on a going-forward basis or for prior periods. Any required modification of our existing principles, either with respect to these issues or other issues in the future, could have an impact on our results of operations, including changing the timing of the recognition of underwriting income, increasing the volatility of our reported earnings and changing our overall financial statement presentation.

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

It may be difficult to enforce a judgment or effect service of process under Bermuda law on the Company or related persons.

The Company is a Bermuda exempted company limited by shares, and it may be difficult to enforce judgments against it or its directors and executive officers.

The Company is incorporated pursuant to the laws of Bermuda and its business is based in Bermuda. In addition, several of our directors and most of our officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

We have been advised by Appleby, our special Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named herein, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or such persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Appleby that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

Index

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

As of March 6, 2009, we had 84,801,859 common shares outstanding.  Up to an additional 3,567,849 common shares may be issuable upon the vesting and exercise of outstanding performance share units (PSUs) and restricted share units (RSUs).  In addition, our principal shareholders and their transferees have the right to require us to register their common shares under the Securities Act of 1933, as amended (the “Securities Act”) for sale to the public.  The outstanding founder’s Warrant, which we refer to as the Warrant, will be exercisable for 8,585,747 common shares during the month of December 2013. These shares also will be entitled to demand registration. Following any registration of this type, the common shares to which the registration relates will be freely transferable.  We have also filed a registration statement on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under Flagstone Reinsurance Holdings Limited Performance Share Unit Plan, as amended (the “PSU Plan”) and the Amended and Restated Flagstone Reinsurance Holdings Limited Employee Restricted Share Unit Plan (the “RSU Plan”).  Subject to the exercise of issued and outstanding stock options, shares registered under the registration statement on Form S-8 will be available for sale to the public.

We have reserved 11.2 million common shares for issuance under the PSU Plan. For the RSU Plan, we annually reserve 0.2% of our outstanding common shares for issuance (or as decided by the Compensation Committee), plus the amount required to satisfy director fees paid in common shares. Subject to the settlement of PSUs, which generally vest over three years, and RSUs, which generally vest over two years, common shares registered under the registration statement on Form S-8 will be available for sale into the public markets after the expiration of the 180-day lock-up agreements.  On December 24, 2008, we filed a universal shelf registration statement with the SEC, which was declared effective on January 8, 2009 (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may issue and sell up to $200,000,000 worth of common shares, preferred shares and senior and subordinated debt, under one or more prospectus supplements. Additionally, selling stockholders are entitled to sell up to a total of 71,547,891 common shares from time to time under a prospectus supplement. We have not yet completed an offering under this Shelf Registration Statement.

There are provisions in our charter documents that may reduce or increase the voting rights of our common shares.

There are provisions in our bye-laws which may reduce or increase the voting rights of the common shares. In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the common shares of a shareholder are treated as “controlled shares” (as generally determined under section 958 of the Internal Revenue Code of 1986, as amended (the “Code”) and the Treasury Regulations promulgated thereunder and under Section 957 of the Code) of any U.S. Person (as defined in Section 7701(a)(30) of the Code) and such controlled shares constitute 9.9% or more of the votes conferred by the Company’s issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a “9.9% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of less than 9.9% under a formula specified in our bye-laws. The reduction in votes is generally to be applied proportionately among all the “controlled shares” of the 9.9% U.S. Shareholder. The formula is applied repeatedly until the voting power of each 9.9% U.S. Shareholder has been reduced below 9.9%. In addition, the Board of Directors may limit a shareholder’s voting rights where it deems it appropriate to do so to (i) avoid the existence of any 9.9% U.S. Shareholder; and (ii) avoid certain adverse tax, legal or regulatory consequences to the Company or any of the Company’s subsidiaries or any shareholder or its affiliates.  “Controlled shares” includes all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of the Company so long as the reallocation does not cause any U.S. shareholder to become a 9.9% U.S. Shareholder.

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

Index

U.S. persons who own our common shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Bermuda Companies Act, which applies to the Company and Flagstone Suisse as a permit company, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Generally, the rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. In addition, the Company’s bye-laws also provide that shareholders waive all claims or rights of action that they may have, individually or in the Company’s right, against any of the Company’s directors or officers for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. The cumulative effect of some of these differences between Bermuda law and the laws generally applicable to U.S. corporations and their shareholders may result in shareholders having greater difficulties in protecting their interests as a shareholder of our Company than as a shareholder of a U.S. corporation. In particular, this affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our company, what approvals are required for business combinations by our company with a large shareholder or a wholly-owned subsidiary, what rights a shareholder may have to enforce specified provisions of the Bermuda Companies Act or our bye-laws, and the circumstances under which we may indemnify our directors and officers.

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

The transfer of ownership of our common shares may require the prior approval of certain regulators in the jurisdictions in which we operate, including Bermuda and the United Kingdom.

Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Bermuda Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issues and transfers of shares of a Bermuda exempted company. However, the BMA has pursuant to its statement of June 1, 2005 given its general permission under the Exchange Control Act 1972 (and related regulations) for the issue and free transfer of shares (which includes our common shares) to and among persons who are non-residents of Bermuda for exchange control purposes as long as the shares are listed on an appointed stock exchange, which includes the New York Stock Exchange. This general permission would cease to apply if the Company were to cease to be so listed. Bermuda insurance law requires that any person who becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of an insurance or reinsurance company or its parent company must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their shareholding in us and may direct, among other things, that the voting rights attaching to their shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

Index

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

The FSA regulates the acquisition of ‘‘control’’ of any U.K. person, such as Marlborough, authorized under the FSMA. Similarly, Lloyd’s approval is required prior to acquiring control of a Lloyd’s managing agent. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares of a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired ‘‘control’’ for the purposes of FSMA, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of our ordinary shares would therefore be considered to have acquired ‘‘control’’ of Marlborough. Under FSMA, any person proposing to acquire ‘‘control’’ over a U.K. authorized insurance company must notify the FSA of his intention to do so and obtain the FSA’s prior approval. The FSA would then have three months to consider that person’s application to acquire ‘‘control.’’ In considering whether to approve such application, the FSA must be satisfied both that the acquirer is a fit and proper person to have such ‘‘control’’ and that the interests of consumers would not be threatened by such acquisition of ‘‘control.’’ Failure to make the relevant prior application would constitute a criminal offense, whereas a failure to obtain Lloyd's approval could result in Lloyd’s taking action against the relevant managing agent.

Lloyd’s also regulates the acquisition of control over Lloyd’s corporate members, such as Flagstone Corporate Name Limited. The test for acquisition of control is the same as that described above in relation to FSMA. Accordingly, any person who proposed to acquire 10% or more of the ordinary shares in Flagstone Corporate Name Limited or a parent company would have to obtain the prior approval of Lloyd’s.

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

We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.

We are incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

Index

We have been advised by Bermuda counsel that there is no treaty in force between the U.S. and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a U.S. judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the U.S. court that entered the judgment is recognized by the Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules. A judgment debt from a U.S. court that is final and for a sum certain based on U.S. federal securities laws will not be enforceable in Bermuda unless the judgment debtor had submitted to the jurisdiction of the U.S. court, and the issue of submission and jurisdiction is a matter of Bermuda (not U.S.) law.

In addition to and irrespective of jurisdictional issues, the Bermuda courts will not enforce a U.S. federal securities law that is either penal or contrary to public policy. It is the advice of our Bermuda counsel that an action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity, will not be entertained by a Bermuda court. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, would not be available under Bermuda law or enforceable in a Bermuda court, as they would be contrary to Bermuda public policy. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

Risks Related to Tax Matters

U.S. persons who hold common shares may be subject to U.S. income taxation at ordinary income rates on undistributed earnings and profits.

Controlled Foreign Corporation Rules.    If the Company or any of its subsidiaries is characterized as a controlled foreign corporation (“CFC”) for an uninterrupted period of 30 days or more during a taxable year, then any United States person who owns, directly, indirectly through non-U.S. entities or constructively (under applicable constructive ownership rules), 10% or more of the shares of the Company or any of its subsidiaries (based on voting power) on the last day of our taxable year, whom we refer to as a “U.S. 10% shareholder,”  would be required to include in its U.S. federal gross income for the taxable year, as income subject to taxation at ordinary income tax rates, its pro rata share of the relevant company’s undistributed earnings and profits characterized as “subpart F income.”  Subpart F income generally includes passive investment income (such as interest, dividends and certain rent or royalties) and subpart F insurance income, which includes certain insurance underwriting income and related investment income. Additionally, a U.S. 10% shareholder may be taxable at dividend rates on any gain realized on a sale or other disposition (including by way of repurchase or liquidation) of common shares to the extent of our current and accumulated earnings and profits attributable to such common shares.

Because of the anticipated dispersion of the Company’s share ownership, provisions in our bye-laws that limit voting power and other factors, no United States person who owns common shares of the Company directly or indirectly through one or more non-U.S. entities should be treated as a U.S. 10% shareholder. We cannot be certain, however, that the Internal Revenue Service (“IRS”) will not challenge the effectiveness of these provisions or that a court would not sustain such a challenge, in which case an investor in common shares could be adversely affected.

Related Person Insurance Income Rules.    If (i) the gross “related person insurance income,” or RPII, of any insurance subsidiary of the Company were to equal or exceed 20% of its gross insurance income in any taxable year and (ii) direct or indirect insureds (and related persons) were to own 20% or more of either the voting power or value of the common shares either directly or indirectly through entities, then a United States person owning any common shares directly or indirectly through non-U.S. entities on the last day of the relevant subsidiary’s taxable year could be required to include in gross income for United States federal income tax purposes that person’s share of the subsidiary’s RPII for up to the entire taxable year, determined as if all such RPII were distributed proportionately only to such United States persons at that date, but limited by that person’s share of the subsidiary’s current-year earnings and profits as reduced by the person’s share, if any, of certain prior-year deficits in earnings and profits attributable to the subsidiary’s insurance business. Upon the sale or other disposition of any common shares, the person may also be subject to United States federal income tax at dividend rates to the extent of the holder’s pro rata share of the subsidiary’s undistributed earnings and profits, although we do not believe this should be the case since the Company will not be directly engaged in the insurance business.

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

Index

U.S. holders of common shares may be subject to U.S. income taxation at the highest marginal income tax rates applicable to ordinary income and be required to pay an interest charge.

Passive Foreign Investment Company Rules.    If the Company was characterized as a passive foreign investment company, or PFIC, for any taxable year, U.S. holders of common shares generally would be subject to adverse income tax consequences for such year and each subsequent year including (i) taxation of any gain attributable to the sale or other disposition (including by way of repurchase or liquidation) of their common shares or any “ excess distribution” with respect to their common shares at the highest marginal income tax rates applicable to ordinary income during the holder’s holding period for the common shares and (ii) an interest charge on the deemed deferral of income tax, unless the holder properly (a) elects to have the Company treated as a qualified electing fund and thus to include in gross income each year a pro rata share of our ordinary earnings and net capital gain for any year in which we constitute a PFIC or (b) makes a PFIC mark-to-market election with respect to us.

The Company believes that it is not a PFIC because it (through its insurance subsidiaries) will engage predominantly in the active conduct of an insurance business. We cannot be certain, however, that the IRS or a court will concur that based on our activities and the composition of our income and assets that we are not a PFIC.

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

We may be subject to taxation in the U.S., which would negatively affect our results.

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

We may be subject to taxation in the United Kingdom, which would negatively affect our results.

None of our companies, except for Flagstone Representatives Limited, Marlborough, Flagstone Corporate Name Limited, Marlborough Pension Trustee Limited and MJ Tullberg & Co. (the “Flagstone UK Group”) are incorporated or managed in the United Kingdom. Accordingly, none of our other companies should be treated as being resident in the United Kingdom for corporation tax purposes unless the central management and control of any such company is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of our companies currently intends to manage its affairs so that none of our companies, apart from the Flagstone UK Group, are resident in the United Kingdom for tax purposes or carry on a trade through a permanent establishment in the United Kingdom. If any of our companies were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of our companies, other than the Flagstone UK Group, were to be treated as carrying on a trade in the United Kingdom through a branch or agency or of having a permanent establishment in the United Kingdom, our results of operations could be materially adversely affected.

Index

The Flagstone UK Group is subject to UK tax in respect of their world wide income and gains. Rates of taxation in the UK may change in the future. Any change in the basis or rate of UK corporation tax could materially affect the Company’s ability to provide returns to shareholders.

Any reinsurance arrangements between Flagstone Corporate Name Limited and other Flagstone companies will be subject to the UK transfer pricing regime. Consequently, if the reinsurance is found not to be on arm’s length terms and as a result a UK tax advantage is obtained, an adjustment will be required to compute UK taxable profits as if the reinsurance were on arm’s length terms. Any transfer pricing adjustment could adversely impact the Company’s tax charge.

Possible changes to the UK system of taxation of the foreign profits of companies continue to be under active consideration. As a result of a public consultation exercise, in November 2008, the UK Government announced some proposed changes, which are expected to be enacted in the Finance Act 2009. These include:
•	an exemption for foreign dividends received by large and medium sized groups on a wide range of ordinary shareholdings, subject to certain targeted anti-avoidance rules;
•
a restriction on the deductibility of interest costs in computing taxable profits for UK tax purposes, whereby UK tax deductions for intra-group financing expenses will be restricted by reference to (if less) the amount of external finance expenses of the non-UK members of the group, net of the worldwide external finance income of the group as a whole. This so-called “worldwide debt cap” is expected to be subject to some exceptions for, inter alia, certain borrowings by insurance companies to fund working capital and regulatory capital.

In addition, HM Treasury is continuing to consult on possible changes to the UK controlled foreign companies regime. Any of these proposed or possible changes may impact on the Flagstone UK Group’s tax charge.

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

None of our companies, except for Flagstone (India), should be treated as being resident in India for corporate tax purposes. Accordingly, none of our other companies should be liable for corporate tax in India unless it receives or is deemed to receive income, from whatever source derived, in India or it has income that arises or accrues (or is deemed to arise or accrue) in India. Each of our companies currently intends to operate in such a manner so that none of our companies, apart from Flagstone (India), receives or is deemed to receive income in India or has income that arises or accrues in India for purposes of corporate tax in India, including Flagstone Suisse which has a marketing office in Mumbai, the activities of which, however, are not subject to taxation in India. If any of our companies were to be treated as receiving income in India or earning income that arises or accrues in India, our results of operations could be materially adversely affected.

Index

Flagstone (India) is registered under the software technology park of India, or STPI, Scheme. Tax incentives associated with businesses which are registered under the STPI Scheme generally provide a complete exemption from Indian tax on business income generated through these operations, and Flagstone (India) has been granted a complete tax holiday valid through March 31, 2010 subject to compliance with the applicable requirements of the Income Tax Act, 1961 of India. Under the STPI tax holiday, the entire income of the Indian operations from services provided to Flagstone and other companies based outside India is exempt from tax in India through the fiscal year ending March 31, 2010 subject to compliance with the applicable requirements of the Income Tax Act, 1961 of India. However, Flagstone (India) is subject to Minimum Alternate Tax on its book profits, according to section 115JB of the Income Tax Act, 1961 of India.

We may be subject to taxation in the United States Virgin Islands which would negatively affect our results.

None of our Companies is incorporated or managed in the United States Virgin Islands (“USVI”), and none of our companies, except for Island Heritage, operates a trade or business in the USVI.  Accordingly, none of our companies, except for Island Heritage, should be subject to taxation in the USVI.  If the Company or any of its subsidiaries is considered to be engaged in a trade business in the USVI, such company may be subject to current USVI corporate or branch profits taxes on the portion of such company’s earnings effectively connected to the USVI business.

We may become subject to taxation in Bermuda which would negatively affect our results.

We have received an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to us or to any of our operations or common shares, debentures or other obligations until March 28, 2016, except in so far as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. The duration of the assurance granted to the us under the Exempted Undertakings Tax Protection Act, 1966 is limited and expires on the March 28, 2016.  Tax policy and legislation in Bermuda could change in the future (as is the case in other jurisdictions) and as such we cannot give any guarantee as to whether the current tax treatment afforded to us would continue after March 28, 2016. If we were to become subject to taxation in Bermuda, our results of operations could be adversely affected.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development, or the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit “harmful” tax competition. These measures are largely directed at counteracting the effects of low-tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as at June 2004 and November 2005 via a “Global Forum”, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

We may be subject to taxation in South Africa, which would negatively affect our results.

None of our companies, except for Flagstone Africa, is incorporated or managed in South Africa.  Accordingly, none of our other companies should be liable for income tax in South Africa unless it receives or is deemed to receive income, from whatever source derived, in South Africa or it has income that arises or accrues (or is deemed to arise or accrue) in South Africa. Each of our companies currently intends to operate in such a manner so that none of our companies, apart from Flagstone Africa, receives or is deemed to receive income in South Africa or has income that arises or accrues in South Africa for purposes of income tax in South Africa. If any of our companies were to be treated as receiving income in South Africa or earning income that arises or accrues in South Africa, our results of operations could be materially adversely affected.

Profits realised by Flagstone Africa may be distributed to its shareholders by means of dividends subject of course to compliance with the relevant insurance legislation applicable in South Africa. The transfer of dividends, profits and/or income distributions from quoted companies, non-quoted companies and other entities, to non-residents in proportion to their percentage shareholding and/or ownership is permitted by the South African Reserve Bank.

Index

Secondary Tax on Companies (“STC”) is levied at a rate of 10% of the net amount of any dividend declared by a company which is a resident of South Africa.  The Minister of Finance announced in his budget speech delivered on 20 February 2007 the phasing out of STC, replacing it with a dividend tax on shareholders. The proposed reform will happen in two phases.  In phase 1, which became effective on October 1, 2007, the STC rate reduced from 12.5% to 10%.  STC, however, remains a tax payable by the company, albeit at 10%.  Phase 2, commencing in 2009, will entail conversion to a dividend tax on shareholders, which will be collected through a withholding tax at company level.

We may be subject to taxation in Luxembourg which would negatively affect our results.

None our companies, except for Flagstone Capital Management Luxembourg SA SICAF SIF, and Flagstone Finance SA is incorporated or carries on business through a permanent establishment in Luxembourg. Accordingly, none of our other companies should be subject to taxation in Luxembourg.  Each of our companies currently intends to operate in such a manner so that none of our companies, apart from Flagstone Capital Management Luxembourg SA SICAF SIF and Flagstone Finance SA, will carry on business through a permanent establishment in Luxembourg. If any of our companies were to be treated as carrying on business in Luxembourg through a branch or agency or of having a permanent establishment in Luxembourg, our results of operations could be materially adversely affected.

We may be subject to taxation in Cyprus which would negatively affect our results.

None our companies, except for Flagstone Alliance Insurance & Reinsurance Company Limited, Alliance Insurance Agents Limited, Alliance Forfalting Limited, Flagstone Reinsurance Agency Limited, Uni-Alliance Insurance Holdings Limited, Crawley Warren International Insurance Brokers Limited, Limassol Power Plant Limited, and Uni-Alliance Insurance Brokers Limited (“Cyprus Group”) is incorporated or managed in Cyprus or carries on business through a permanent establishment in Cyprus. Accordingly, none of our other companies should be subject to taxation in Cyprus. Each of our companies currently intends to operate in such a manner so that none of our companies, apart from Flagstone Cyprus Group will carry on business through a permanent establishment in Cyprus. If any of our companies were to be treated as carrying on business in Cyprus through having a permanent establishment in Cyprus, our results of operations could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently occupy office space in Hamilton, Bermuda. In addition, we own office space in Hyderabad, India and lease office space in Halifax, Canada; Mumbai, India; London, England; Martigny, Switzerland; Zurich, Switzerland; San Juan, Puerto Rico; Dubai, UAE; Johannesburg, South Africa; Limassol, Republic of Cyprus; George Town, Grand Cayman, Cayman Islands; Luxembourg, Luxembourg; and Douglas, Isle of Man. We are constructing new office buildings in Martigny and Luxembourg. While we believe that for the foreseeable future our current office spaces combined with the projects in Switzerland and Luxembourg will be sufficient for us to conduct our operations, we anticipate future growth and we will likely need to expand into additional facilities to accommodate this growth.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2008, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition or business of the Company.  We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business of our business operations. In addition to claims litigation, the Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

Index

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

The initial price of the Offering was $13.50 per share, or approximately $185.6 million in the aggregate. Underwriting discounts and commissions were approximately $0.91125 per share and approximately $12.5 million in the aggregate. Other fees and expenses related to the Offering were approximately $4.3 million. Net proceeds to the Company from the IPO were $159.3 million, and net proceeds to the Company from the exercise by the underwriters of their over-allotment option were $9.4 million.  We received aggregate net proceeds of approximately $168.7 million from the Offering.

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

Price Range of Common Shares

The common shares of the Company began trading on the New York Stock Exchange under the symbol “FSR” on March 30, 2007.  The following table presents, for the periods indicated, the high and low prices per share of our common shares as reported for New York Stock Exchange composite transactions:

	2008		2007
	High	Low	High	Low
First quarter (commencing March 30 for 2007)	$14.26	$11.96	$13.70	$12.80
Second quarter	$13.00	$11.67	$13.90	$12.80
Third quarter	$13.34	$10.27	$13.80	$12.13
Fourth quarter	$11.10	$7.26	$14.72	$12.30

At March 6, 2009, the number of record holders of the common shares of the Company was 84,801,859.

Dividends

The Company paid four quarterly cash dividends in 2008 and two in 2007, at the rate of $0.04 per common share.  Subject to the approval of our Board of Directors, we currently expect to continue to pay a quarterly cash dividend of approximately $0.04 per common share. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

As a holding company, our principal source of income is dividends or other permissible payments from our subsidiaries.  The ability of our subsidiaries to pay dividends is limited by applicable laws and regulations of the various countries in which we operate. See Item 1, “Business—Regulation.”

Index

Repurchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value ($ millions) of shares that may yet be purchased
October 2008	660,429	$9.52	660,429	$53.7
November 2008	37,170	$8.81	697,599	$53.4
December 2008	-	-	-	-

Total	697,599	$9.48	697,599	$53.4

On September 22, 2008, the Company announced that its Board of Directors had approved the potential repurchase of company stock.  The buyback program allows the Company to purchase, from time to time, our outstanding stock up to a value $60.0 million. Purchases under the buyback program are made with cash, at market prices, through a brokerage firm. As at December 31, 2008, the Company had repurchased $6.6 million of company stock.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Performance Graph

The following graph compares the cumulative return on our common shares including reinvestment of our dividends on our common shares to such return for the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index (“S&P 500”), S&P Supercomposite Property-Casualty Index (“S&P P/C”) and AM Best’s Global Reinsurance Stock index (“AM Best Global Re”), for the period commencing March 30, 2007, the date of our initial IPO, through December 31, 2008, assuming $100.00 was invested on March 30, 2007. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each quarter during the period from March 30, 2007 through December 31, 2008. As depicted in the graph below, during this period, the cumulative return was (1) (27.5%) on our common shares; (2) (36.4%) for the S&P 500 Composite Stock Price Index; (3) (33.9%) for the S&P Property-Casualty Industry Stock Price Index; and (4) (35.2%) for the AM Best Global Reinsurance Stock index.

Equity Compensation Plans

The information required by this Item is incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners, Management and Related Stockholders Matters” in this Form 10-K.

Index

ITEM 6.    SELECTED FINANCIAL DATA

Statement of operations data and balance sheet data of the Company for the years ended December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K, which have been prepared in accordance with U.S. GAAP.

You should read the following selected financial data in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Period October 4, 2005 through December 31, 2005
Summary Statement of Operation Data:
Net premiums written	$694,698	$527,031	$282,498	$-
Net (loss) income	$(187,302)	$167,922	$152,338	$(12,384)

Net (loss) income per common share outstanding—Basic	$(2.20)	$2.05	$2.17	$(0.22)
Dividends declared per common share	$0.16	$0.08	$-	$-

	As at December 31, 2008	As at December 31, 2007	As at December 31, 2006	As at December 31, 2005

Summary Balance Sheet Data:
Total assets	$2,215,970	$2,103,773	$1,144,502	$548,356
Total investments, cash and cash equivalents and restricted cash	$1,700,843	$1,865,698	$1,018,126	$548,255
Long term obligations	$252,575	$264,889	$137,159	$-
Loss and loss adjustment reserves	$411,565	$180,978	$22,516	$-
Shareholders' equity	$986,013	$1,210,485	$864,519	$547,634

As of January 1, 2007, we adopted SFAS 157 and SFAS 159. As a result, substantially all of our investments are now carried at fair value with changes in fair value being reported as net realized and unrealized gains (losses) in our statement of operations. Prior to the adoption of SFAS 157 and SFAS 159, our available for sale investments were carried at fair value with changes in fair value with changes therein reported as a component of other comprehensive income.

On January 12, 2007 we began to consolidate the operations of Mont Fort in accordance with FIN 46(R).

On July 1, 2007 we began to consolidate the operations of Island Heritage in accordance with Accounting Research Bulletin No. 51 - Consolidated Financial Statements.

On July 1, 2008 we began to consolidate the operations of Flagstone Africa, on October 1, 2008 we began to consolidate the operations of Flagstone Alliance and on November 18, 2008 we began to consolidate the operations of Marlborough in accordance with Accounting Research Bulletin No. 51 - Consolidated Financial Statements.

Index

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition as at December 31, 2008 and 2007 and our results of operations for the years ended December 31, 2008, 2007 and 2006.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts and percentages. This discussion should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Form 10-K.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

Executive Overview

We are a global reinsurance and insurance company. The Company is currently organized into two business segments: Reinsurance and Insurance. Through our Reinsurance segment, we write primarily property, property catastrophe and short-tail specialty and casualty reinsurance.  Through our Insurance segment, we primarily write property insurance for homes, condominiums and office buildings in the Caribbean region.  In addition, beginning in 2009 as a result of our recent acquisition of Marlborough, the managing agency for Lloyd's Syndicate 1861, the majority of the business written through Lloyd’s Syndicate 1861 will also be included in the Insurance segment.

We were formed by Haverford, a company controlled and capitalized by Mark Byrne, the Executive Chairman of our Board of Directors, and David Brown, our Chief Executive Officer, and we commenced operations in December 2005. On March 30, 2007, the Company’s common shares began trading on the New York Stock Exchange. The Company completed the IPO of 13.0 million of its common shares on April 4, 2007 resulting in gross proceeds to the Company of $175.5 million ($159.3 million net of expenses).  In connection with this IPO, the Company filed a Registration Statement on Form S-1 (Registration No. 333-138182) with the Securities and Exchange Commission (the “SEC”) on March 30, 2007.  On April 30, 2007, the underwriters of the IPO exercised their option to purchase an additional 750,000 common shares of the Company at the public offering price less underwriting discounts and commissions resulting in gross proceeds of $10.1 million ($9.4 million net of expenses).

The various components of our operating model are unified through our centralized management in Hamilton, Bermuda and Martigny, Switzerland and integrated through our use of advanced technology. Flagstone Suisse is based in Martigny in the canton of Valais, Switzerland. We believe that for many lines of business we can be more effective in marketing and attracting continental European business in Switzerland than in Bermuda, and that for many clients, a Swiss counterparty would be preferred. Through this local presence, we are in a position to closely follow and respond effectively to the changing needs of the various European insurance markets. Flagstone Suisse is licensed by the FINMA, in Switzerland. Flagstone Suisse is also licensed as a permit company registered in Bermuda and is registered as a Class 4 insurer under the Bermuda Insurance Act and complements our Swiss based underwriters with a separately staffed Bermuda underwriting platform. During 2008, we continued to expand our global operating platform through the acquisition of 65% of the outstanding common shares of Flagstone Africa, formerly known as Imperial Re, a South African reinsurer who primarily writes multiple lines of reinsurance in sub-Saharan Africa.  Also during 2008, the Company acquired 100% of the outstanding common shares of Flagstone Alliance, formerly known as Alliance Re, a Cypriot reinsurer writing multiple lines of business in Europe, Asia, and the Middle East & North Africa region. On November 18, 2008, the Company acquired 100% of the common shares of Marlborough the managing agency for Lloyd’s Syndicate 1861 - a Lloyd’s syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance.  The Marlborough acquisition provides the Company with a Lloyd’s platform with access to both London business and that sourced globally from our network of offices. For further information on these acquisitions refer to Note 3 “Acquisitions” in Item 8 - Financial Statements and Supplementary Data of this Form 10-K. Our research and development efforts and part of our catastrophe modeling and risk analysis team, and part of finance and accounting are based in Hyderabad, India, and our international reinsurance marketing operations are conducted from London, England. Our computer data center is in our Halifax, Canada office, where we also run support services such as accounting, claims, application support, administration, risk modeling, proprietary systems development and high performance computing. The result is an operating platform which provides significant efficiencies in our operations and access to a large and highly qualified staff at a relatively low cost.

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

Index

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

Income from our investment portfolio is primarily comprised of interest on fixed maturity, short term investments and cash and cash equivalents, dividends and proportionate share of net income for those investments accounted for on an equity basis, net realized and unrealized gains (losses) on our investment portfolio including our derivative positions, net of investment expenses.

Our expenses consist primarily of the following types: loss and loss adjustment expenses incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our PSU and RSU Plans, and other general operating expenses; interest expenses related to our debt obligations; and minority interest, which represents the interest of external parties with respect to the net income of Mont Fort, Island Heritage, and Flagstone Africa.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income to date has been earned in Bermuda, a non-taxable jurisdiction, the tax impact on our operations has historically been minimal. As a result of the merger between Flagstone Reinsurance Limited and Flagstone Suisse, we expect our tax expense to increase to approximate our effective Swiss Federal tax rate of approximately 8% on the portion of underwriting profits, if any, generated by Flagstone Suisse, excluding the underwriting profits generated in Bermuda through the Flagstone Suisse branch office.

The Company holds a controlling interest in Island Heritage, whose primary business is insurance.  As a result of the strategic significance of the insurance business to the Company, and given the relative size of revenues generated by the insurance business, the Company modified its internal reporting process and the manner in which the business is managed and as a result the Company revised its segment structure, effective January 1, 2008, to include a new Insurance segment. As a result of this process the Company is now reporting its results to the chief operating decision maker based on two reporting segments:  Reinsurance and Insurance.  The 2007 comparative information below reflects our current segment structure.  As the Company did not undertake any insurance business prior to its acquisition of Island Heritage in the third quarter of 2007, there is no 2006 comparative information for the Insurance segment. The Company regularly reviews its financial results and assesses performance on the basis of these two operating segments.

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

Index

(3)
Short-tail Specialty and Casualty Reinsurance. We also provide short-tail specialty and casualty reinsurance for risks such as aviation, energy, accident and health, satellite, marine and workers’ compensation catastrophe.  Most short-tail specialty and casualty reinsurance is written with loss limitation provisions. During 2009, we expect to continue increasing our specialty writings based on our assessment of the market environment.

On September 30, 2008, the Company completed the restructuring of its global reinsurance operations by merging its two wholly-owned subsidiaries, Flagstone Reinsurance Limited and Flagstone Suisse into one succeeding entity, Flagstone Suisse with its existing Bermuda branch. The merger consolidated the Company’s underwriting capital into one main operating entity, maximizing capital efficiency and creditworthiness, while still offering a choice of either Bermuda or Swiss underwriting access. Because both companies were wholly-owned subsidiaries of the Company, the merger did not result in any changes to prior periods. The change in corporate structure does not result in any change of management or corporate control, or any changes to the Board of Directors.

Insurance

The Company has established a new Insurance segment during the year ended December 31, 2008, which included insurance business generated through Island Heritage, a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.  The Company gained controlling interest in Island Heritage on July 3, 2007, and as a result, the comparatives for the year ended December 31, 2007 include the results of Island Heritage for the six months ended December 31, 2007 only. The Company did not undertake any insurance business prior to its acquisition of Island Heritage in the third quarter of 2007, and therefore there are no comparatives for the year ended December 31, 2006.

Critical Accounting Estimates

It is important to understand our accounting policies in order to understand our financial position and results of operations. Our audited consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine the reported values.  If events or other factors, including those described in Item 1A, “Risk Factors,” cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

The following are the accounting estimates that, in management’s judgment, are critical due to the judgments, assumptions and uncertainties underlying the application of those policies and the potential for results to differ from management’s assumptions.

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

Under U.S. GAAP, we are not permitted to establish loss reserves, which include case and IBNR reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial loss reserves from time to time.

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

For a breakdown of reserves for losses and loss adjustment expenses refer to Note 7 “Loss and Loss Adjustment Expense Reserves” and Note 8 “Reinsurance” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Index

As we are primarily a broker market reinsurer, reserving for our business can involve added uncertainty because we depend on information from ceding companies. There is a time lag inherent in reporting information from the primary insurer to us and ceding companies have differing reserving practices. The information we receive varies by cedent and broker and may include paid losses and estimated case reserves. We may also receive an estimated provision for IBNR reserves, especially when the cedent is providing data in support of a request for collateral for loss reserves ceded. The information received from ceding companies is typically in the form of bordereaux, which are reports providing premium or loss data with respect to identified risks, broker notifications of loss and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis. As a reinsurer, our reserve estimates may be inherently less reliable than the reserve estimates of our primary insurer cedents.

Because a significant component of our business is generally characterized by loss events of low frequency and high severity, reporting of claims in general tends to be prompt (as compared to reporting of claims for casualty or other “long-tail” lines of business). However, the timing of claims reporting can vary depending on various factors, including: the nature of the event (e.g., hurricane, earthquake and hail); the quality of the cedent’s claims management and reserving practices; the geographic area involved; and whether the claims arise under reinsurance or insurance contracts for primary companies, or reinsurance of other reinsurance companies. Because the events from which catastrophe claims arise are typically prominent, public occurrences, we are often able to use independent reports of such events to augment our loss reserve estimation process. Because of the degree of reliance that we place on ceding companies for claims reporting, the associated time lag, the low frequency and high severity nature of the business we underwrite and the varying reserving practices among ceding companies, our reserve estimates are highly dependent on management’s judgment and are therefore subject to significant variability from one quarter to another. During the loss settlement period, additional facts regarding individual claims and trends may become known, and current laws and case law may change.

For reinsurance written on an excess of loss basis, which represents approximately 65.0%, 68.0% and 80.1% of the premiums we wrote for the years ended December 31, 2008, 2007 and 2006, respectively, our exposure is limited by the fact that most treaties have a defined limit of liability arising from a single loss event. Once the limit has been reached, we have no further exposure to additional losses from that treaty for the same loss event. For reinsurance on a pro rata basis, we typically have event caps so these liabilities are contained.

The Company’s actuarial group performs a quarterly loss reserve analysis. This analysis incorporates specific exposures, loss payment and reporting patterns and other relevant factors. This process involves the segregation of risks between catastrophic and non-catastrophic risks to ensure appropriate treatment.

For our property catastrophe policies which comprise 58.5%, 65.6% and 72.4% of our total gross premiums written for the years ended December 31, 2008, 2007 and 2006, respectively, and other catastrophe policies, we initially establish our loss reserves based on loss payments and case reserves reported by ceding companies. We then add to these case reserves our estimates for IBNR. To establish our IBNR estimates, in addition to the loss information and estimates communicated by cedents, we use industry information, knowledge of the business written by us, management’s judgment and general market trends observed from our underwriting activities.

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

Index

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

Initially selected expected loss ratios are used while the exposure is earning. We assign payment and reporting patterns for attritional business to use with paid development, incurred development, and paid and reported Bornheutter-Ferguson methods. We maintain an expected loss ratio through the exposure earning period followed by selections of Bornheutter-Ferguson paid and reported during intermediate reporting periods. Later, through the development, we revert from Bornheutter-Ferguson paid and reported to paid and reported development methods to fully reflect account experience. This entails a reasonable evolution from initial expected loss ratios to full account experience through a tempering phase of Bornheutter-Ferguson weightings. We maintain a conservative bias toward the selection of Bornheutter-Ferguson paid and reported methods on accounts with losses paid or reported earlier while holding expected loss ratios on loss free accounts where no paid or reported losses have yet occurred early in the account’s maturation.

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

Index

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

For our non-catastrophe business, the key factors used to arrive at our best estimate of loss and loss adjustment expense reserves are the expected loss ratios, rate of loss cost inflation, selection of benchmarks and reported and paid loss emergence patterns. Our reporting patterns and expected loss ratios were based on either benchmarks or historical reporting patterns. The benchmarks selected are those that we believe are most similar to our underwriting business. There were no material changes in any of these key factors during the year ended December 31, 2008.

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

During the year ended December 31, 2008, the significant losses on our catastrophe business were as follows: Hurricane Ike ($158.4 million), Hurricane Gustav ($14.5 million), Chinese winter storms ($18.2 million) and the U.S. Memorial Day Weekend storms ($11.1 million). During the year ended December 31, 2007, the significant losses on our catastrophe business were as follows: United Kingdom floods in June and July ($38.0 million); European Windstorm Kyrill ($32.4 million); New South Wales (Australia) floods ($18.5 million); three satellite losses during 2007 ($13.8 million); and the Sydney Hailstorm ($11.4 million).  Given the benign catastrophe activity during the year ended December 31, 2006, the losses incurred on catastrophe business were approximately $12.4 million. Because we expect a small volume of large claims, we believe the variance of our catastrophe related loss ratio could be relatively wide. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year which could adversely affect our financial condition and liquidity position.

A significant component of our loss ratio relates to non-catastrophe business for the years ended December 31, 2008, 2007 and 2006. As we commonly write net lines of non-catastrophe business exceeding $10.0 million, we expect that the ultimate loss ratio for non-catastrophe business can vary significantly from our initial loss ratios. Thus, a 10% increase or decrease in loss ratios for non-catastrophe business is likely to occur and, for the years ended December 31, 2008, 2007 and 2006, this would have resulted in an approximate increase or decrease in our net income or shareholders’ equity of approximately $21.4 million, $6.3 million and $1.4 million, respectively.

Premiums and Acquisition Costs

We recognize premiums as revenue ratably over the terms of the related contracts and policies. Our gross premiums written are based on policy and contract terms and include estimates based on information received from both insured and ceding companies. The information received is typically in the form of bordereaux, broker notifications and/or discussions with ceding companies or their brokers. This information can be received on a monthly, quarterly or transactional basis and normally includes estimates of gross premiums written (including adjustment premiums and reinstatement premiums), net premiums earned, acquisition costs and ceding commissions. Adjustment premiums are premiums due to either party when the contract’s subject premium is adjusted at expiration and is recorded in subsequent periods.  Reinstatement premiums are premiums charged for the restoration of a reinsurance limit of an excess of loss contract to its full amount after payment of losses as a result of an occurrence.

We write treaty and facultative reinsurance on either a non-proportional (also referred to as excess of loss) basis or a proportional (also referred to as pro rata) basis. Insurance premiums written are recorded in accordance with the terms of the underlying policies.

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

Index

For pro rata contracts, gross premiums written and related acquisition costs are normally estimated on a quarterly basis based on discussions with ceding companies, together with historical experience and management’s judgment. Premiums written on pro rata contracts are earned over the risk periods of the underlying policies issued and renewed. As a result, the earning pattern of pro rata contracts may extend up to 24 months. This is generally twice the contract period due to the fact that some of the underlying exposures may attach towards the end of our contracts (i.e., risks attaching basis), and such underlying exposures generally have a one year coverage period. Total premiums written and earned on our pro rata business for the year ended December 31, 2008 were $195.0 million (24.9%), and $159.7 million (24.4%), respectively, for the year ended December 31, 2007 were $152.0 million (26.3%), and $101.5 million (21.3%), respectively and were $60.3 million (19.9%), and $36.9 million (19.2%), respectively, for the year ended December 31, 2006.  Total earned acquisition costs estimated on pro rata contracts for the year ended December 31, 2008, 2007 and 2006 were $41.9 million (39.6%), $35.1 million (42.6%) and $11.2 million (37.4%), respectively. On a quarterly basis, we track the actual premium received and acquisition costs incurred and compare this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded.

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

Investments

Commencing January 1, 2007, following the issuance by the FASB of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), the Company elected to early adopt the fair value option for all fixed maturity investments, equity investments (excluding investments accounted for under the equity method of accounting), real estate investment trusts (“REITs”), investment funds, catastrophe bonds, and fixed income funds. This election required the Company to adopt SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), regarding fair value measurements.  The valuation technique used to value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The Company elected the fair value option to simplify the accounting, as this election reduces the burden of monitoring differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature and, therefore, further removes an element of management judgment. The election of SFAS 159 did not change the carrying value of our fixed maturity investments, equity investments, REITs, investment funds, catastrophe bonds, fixed income funds and derivative instruments as they were previously carried at fair value. The difference as a result of the election of the fair value option is in respect of the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses on fixed maturity investments and equities were included within accumulated other comprehensive income as a separate component of shareholders’ equity. On January 1, 2007, a cumulative-effect adjustment was made to reclassify the net unrealized losses from accumulated other comprehensive loss as at December 31, 2006 into retained earnings in the amount of $4.0 million.  This adjustment represented the difference between the cost or amortized cost of our investments and the fair value of those investments at December 31, 2006.  Subsequent to January 1, 2007, any movement in unrealized gains and losses is now recorded within net realized and unrealized gains (losses) on investments within the consolidated statements of operations and comprehensive income (loss).

Investments are recorded on a trade date basis and realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments net of investment management and custody expenses.

Fair value disclosure

The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.  The following is a summary of valuation methodologies we used to measure our financial instruments.

Index

Fixed maturities and short term investments

The Company’s U.S. government securities are stated at fair value as determined by the quoted market price of these securities as provided by exchange market prices, which represented 59.7% of our total fixed maturities portfolio. These securities are classified within Level 1.

The fair value of the corporate bonds, mortgage-backed securities, and asset-backed securities are provided by independent pricing services or by broker quotes based on inputs that are observable for the asset, either directly or indirectly. These securities are classified within Level 2 and Level 3, and the specific details of the sources are described below.

Pricing Services

At December 31, 2008, pricing for approximately 38.3% of our total fixed maturities, excluding U.S. government securities, was based on prices provided by nationally recognized independent pricing services. Generally, pricing services provide pricing for less-complex, liquid securities based on market quotations in active markets. For fixed maturities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-side markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2008, we have not adjusted any pricing provided by independent pricing services.

Broker-Dealers

In some cases, we obtain a minimum of two quotes directly from broker-dealers who are active in the corresponding markets when prices are unavailable from independent pricing services. This may also be the case if the pricing from these pricing services is not reflective of current market levels. At December 31, 2008, approximately 2.0% of our fixed maturities were priced using non-binding broker quotes, for which the lowest broker quotes were used for the valuation. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Given the severe credit market dislocation experienced during the later part of 2008, it has been more challenging for broker-dealers to observe actual trades due to the lack of liquid and active secondary markets. The market illiquidity has been evidenced by a significant decrease in the volume of trades relative to historical levels and the significant widening of the bid-ask spread in the brokered markets, in particular for our Alt-A securities, which represents less than 0.4% of our total fixed maturity portfolio. To price these securities, although thinly traded, the broker-dealers may consider both pricing from recent limited trades (market approach) and discounted cash flows (income approach) using significant observable market inputs. All broker quotes are reviewed by the investment managers to determine if they reflect the fair value of the securities by comparing them to both internal models and the valuation of comparable securities.  The evaluation of whether or not actual transactions in the current financial markets represent distressed sales requires significant management judgment. We do not believe quotes received from broker-dealers reflect distressed transactions that would warrant an adjustment to fair value.  At December 31, 2008, we have not adjusted any pricing provided by broker-dealers based on the review performed by our investment managers.

Equities

The Company’s listed equity securities are stated at fair value as determined by the quoted market price of these securities. These investments are classified in Level 1.

The Company’s equity exchange traded funds are stated at fair value as determined by the quoted market price of these securities as provided either by independent pricing services or exchange market prices. The Company held no equity exchange traded funds as at December 31, 2008.

Other investments

The Company’s fixed income funds are stated at fair value as determined by the quoted market price of these securities.  These securities are classified within Level 1.  The Company held no fixed income funds as at December 31, 2008

Investment funds and REIT funds are stated at fair value as determined by the most recently published net asset value, being the fund’s holdings in quoted securities adjusted for administration expenses. These investments are classified within Level 2.

Index

Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks and accordingly we have classified within Level 3.

The private equity investments are valued by the investment fund managers using the valuations and financial statements provided by the general partners on a quarterly basis.  These valuations are then adjusted by the investment fund managers for the cash flows since the most recent valuation.  The valuation methodology used for the investment funds are consistent with the investment industry and we have classified the hedge funds within Level 2 and the private equity funds within Level 3.

At December 31, 2008, the fair value of the securities classified as Level 3 under SFAS 157 was $49.3 million, or approximately 5.7% of total investment assets measured at fair value. The Company does not carry equity method investments at fair value. Refer to Note 6 “Investments” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a breakdown of the fair value measurements.

Derivative instruments

Derivative instruments are stated at fair value and are determined by the quoted market price for futures contracts within Level 1 and by observable market inputs for foreign currency forwards, total return swaps, currency swaps, interest rates swaps and TBAs within Level 2.  The Company fair values reinsurance derivative contracts by approximating the present value of cash flows as the carrying value equal to the unearned premium as these contracts are under one year in duration within Level 3.

At December 31, 2008, the fair value of the derivative instruments classified as Level 3 under SFAS 157 was $(0.5) million.  Refer to Note 9 “Derivatives” in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a breakdown of the fair value measurements.

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

The Performance Share Unit Plan (“PSU Plan”) is the Company’s shareholder-approved primary executive long-term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of the Directors, PSUs may be granted to executive officers and certain other key employees. The current series of PSUs vests over a period of approximately two or three years and vesting is contingent upon the Company meeting certain diluted return-on-equity (“DROE”) goals and service period. Future series of PSUs may be granted with different terms and measures of performance.

Upon vesting, the PSU holders shall be entitled to receive a number of common shares of the Company (or the cash equivalent, at the election of the Company) equal to the product of the number of PSUs granted multiplied by a factor. The factor will range between 50% and 150%, depending on the DROE achieved during the vesting period.

The grant date fair value of the common shares underlying the PSUs were valued on the closing price of our common shares on the grant date.

We estimate the fair value of PSUs granted under the PSU Plan on the date of grant using the grant date fair value and the most probable DROE outcome and record the compensation expense in our consolidated statement of operations over the course of each two-year or three-year performance period. At the end of each quarter, we reassess the projected results for each two-year or three-year performance period as our financial results evolve. If we determine that a change in estimate is required, we recalculate the compensation expense under the PSU Plan and reflect any adjustments in the consolidated statements of operations in the period in which they are determined.

The total number of PSUs outstanding under the PSU Plan at December 31, 2008, 2007 and 2006 were 2,189,982, 1,658,700 and 713,000, respectively (or up to 3,284,973 common shares at December 31, 2008, should the maximum factor for each of the performance periods apply). Taking into account the results to date and the expected results for the remainder of the performance periods, we have established the most probable factor at 100% and as such the expected number of common shares to be issued under the plan is 2,189,982 at December 31, 2008.  As at December 31, 2008, 2007 and 2006, there was a total of $21.0 million, $11.9 million and $5.0 million, respectively, of unrecognized compensation cost related to non-vested PSUs, the cost of which is expected to be recognized over a period of approximately 2.5 years, 2.1 years and 2.0 years, respectively.

Index

The Restricted Share Unit Plan (“RSU Plan”) is the Company’s incentive scheme for officers, employees and non-management directors. The Compensation Committee has the authority to grant RSUs. Upon vesting, the value of an RSU grant may be paid in common shares, in cash, or partly in cash and partly in common shares at the discretion of the Compensation Committee. RSUs granted to employees generally vest two years after the date of grant and RSUs granted to directors vest on the date of grant. The Company estimates the fair value of RSUs on the date of grant and records the compensation expense in its consolidated statements of operations over the vesting period.

The grant date fair value of the common shares underlying the RSUs granted during 2008 and 2007 was determined by reference to the closing share price effective at the date of grant.  The grant date fair value of the common shares underlying the RSUs granted during 2006 was determined by reference to the price to book value multiple of a group of comparable publicly traded reinsurers with a longer track record, more mature infrastructure and a more established franchise.

The total number of RSUs outstanding under the RSU Plan as at December 31, 2008, 2007 and 2006 were 282,876, 326,610 and 117,727, respectively.  As at December 31, 2008, 2007 and 2006, there was a total of $1.0 million, $1.3 million and $0.5 million, respectively, of unrecognized compensation cost related to non-vested RSUs, the cost of which is expected to be recognized over a period of approximately 1.0 year, 0.9 years and 1.5 years, respectively.

New Accounting Pronouncements

On October 10, 2008, the FASB issued a FASB staff position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”) to clarify the application of SFAS 157 in a market that is not active. SFAS 157-3 provides that determination of fair value in a dislocated market depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. The use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. SFAS 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The Company has considered the provisions of SFAS 157-3 on the current period and determined that the application of SFAS 157-3 is not anticipated to have an effect on the Company’s current financial position.

On November 13, 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” (“EITF 08-6”). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(revised 2007), “Business Combinations”. Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 08-6 on its consolidated results of operations and financial condition.

Recent Developments

Citibank Letter of Credit Facility

On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Facility”). The Facility comprises a $300.0 million facility for letters of credit with a maximum tenor of 15 months and a $150.0 million facility for letters of credit issued in respect of Funds at Lloyds with a maximum tenor of 60 months, in each case subject to automatic extension for successive periods, but in no event longer than one year. The Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  This Facility replaces the existing $400.0 million uncommitted letter of credit facility agreement with Citibank N.A. discussed in Note 12 to the consolidated financial statements “Debt and Financing Arrangement”.

Barclays Letter of Credit Facility

On March 5, 2009, Flagstone Suisse entered into a secured $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Facility”). The Facility comprises a $200.0 million facility for letters of credit with a maximum tenor of 15 months, subject to automatic extension for successive periods, but in no event longer than one year. The Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.

Index

Results of Operations

The following is a discussion and analysis of our financial condition as at December 31, 2008 and 2007 and our results of operations for the years ended December 31, 2008, 2007 and 2006. All amounts in the following tables are expressed in thousands of U.S. dollars.

The Company’s reporting currency is the U.S. dollar.  The Company’s subsidiaries have one of the following functional currencies: U.S. dollar, Euro, Swiss franc, Indian rupee, British pound, Canadian dollar or South African rand.  As a significant portion of the Company’s operations are transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons.  To the extent that fluctuations in foreign currency exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections.  See Note 2 “Significant Accounting Policies” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, for a discussion on translation of foreign currencies.

	For the year ended December 31,
U.S. dollar strengthened (weakened) against:	2008	2007

Canadian dollar	20.1%	-18.1%
Swiss franc	-6.4%	-7.7%
Euro	4.9%	-10.8%
British pound	27.8%	-1.6%
Indian rupee	19.1%	-11.9%
South African rand	25.8%	N/A

Summary Overview

We generated $187.3 million of net loss in 2008, compared to net income of $167.9 million and $152.3 million in 2007 and 2006, respectively. As highlighted in the table below, the three most significant items impacting our 2008 financial performance compared to 2007 and 2006 include: (1) A decrease in underwriting income due to an increase in loss and loss adjustment expenses in 2008 impacted by Hurricanes Ike and Gustav, Chinese winter storms and the U.S. Memorial Day weekend storms versus 2007 which was impacted by Windstorm Kyrill, U.K. floods and New South Wales storms partially offset by an increase in our net premiums earned, principally resulting from the growth in business by increased participation in programs from our existing clients and the addition of new clients due to our increased capital base and growth in our franchise; (2) A significant decrease in investment income, net realized and unrealized gains (losses) - investments and net realized and unrealized gains (losses) - other primarily due to the significant declines in the global equity, bond and commodities markets in 2008. Such declines in the equity, bond and commodities markets are attributable to the broader deterioration and volatility in the credit markets, the widening of credit spreads in fixed income sectors, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions and the lingering impact of the sub-prime residential mortgage crisis; and (3) As a significant portion of the Company’s operations are transacted in foreign currencies and fluctuations in foreign exchange rates against the U.S. dollar have resulted in substantial foreign exchange losses in 2008.

Index

	For the year ended December 31,
	2008	2007	2006
Highlights:
Underwriting income(1)	73,385	133,953	101,656
Net investment income	51,398	73,808	34,212
Net realized and unrealized (losses) gains - investments	(272,206)	17,174	10,304
Net realized and unrealized gains (losses) - other	11,617	(9,821)	1,943
Interest expense	(18,297)	(18,677)	(4,648)
Net foreign exchange (losses) gains	(21,477)	5,289	2,079
Provision for income tax	(1,178)	(783)	(128)
Minority interest	(13,599)	(35,794)	-
Net (loss) income	(187,302)	167,922	152,338

Key Ratios
Loss ratio(2)	58.1%	40.4%	13.9%
Acquisition cost ratio(3)	16.2%	17.2%	15.6%
Combined ratio(4)	89.4%	72.8%	47.6%

(1) Underwriting income is calculated as net premiums earned plus other reinsurance related income less loss and loss adjustment expenses, acquisition costs and general and administrative expenses.
(2) The loss ratio is calculated by dividing loss and loss adjustment expenses (including estimates for IBNR losses) by net premiums earned.
(3) The acquisition ratio is calculated by dividing acquisition costs by net premiums earned.
(4) The combined ratio is the sum of the loss and loss adjustment expenses, acquisition costs and general and administration expenses divided by net premiums earned.

These items are discussed in the following sections.

Comparison of Years Ended December 31, 2008 and 2007

Underwriting Results by Segment

The Company holds a controlling interest in Island Heritage, whose primary business is insurance. As a result of the strategic significance of the insurance business to the Company, and given the relative size of revenues generated by the insurance business, we modified our internal reporting process and the manner in which the business is managed and as a result we revised our segment structure, effective January 1, 2008. As a result of this process the company is now reporting its results to the chief operating decision maker based on two reporting segments: Reinsurance and Insurance.

Our Reinsurance segment provides reinsurance through our property, property catastrophe and short-tail specialty and casualty reinsurance business units. Our Insurance segment provides insurance primarily through Island Heritage.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, total assets, and ratios for each of our business segments for the years ended December 31, 2008, 2007 and 2006:

 Index

	Year Ended December 31,
	2008				2007				2006
	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total	Total

Gross premiums written	$740,169	$76,926	$(35,206)	$781,889	$544,255	$33,026	$(131)	$577,150	$302,489
Premiums ceded	(46,638)	(75,759)	35,206	(87,191)	(30,592)	(20,375)	848	(50,119)	(19,991)
Net premiums written	693,531	1,167	-	694,698	513,663	12,651	717	527,031	282,498
Net premiums earned	$641,500	$12,668	$-	$654,168	$464,200	$13,031	$(94)	$477,137	$192,063
Other insurance related income	305	13,247	(9,691)	3,861	1,182	3,246	-	4,428	933
Loss and loss adjustment expenses	377,228	2,656	-	379,884	191,269	1,590	-	192,859	26,660
Acquisition costs	101,528	13,897	(9,691)	105,734	75,880	6,506	(94)	82,292	29,939
General and administrative expenses	90,026	9,000	-	99,026	68,929	3,532	-	72,461	34,741
Underwriting Income	$73,023	$362	$-	$73,385	$129,304	$4,649	$-	$133,953	$101,656

Loss ratio (2)	58.8%	10.2%		58.1%	41.2%	9.8%		40.4%	13.9%
Acquisition cost ratio (2)	15.8%	53.6%		16.2%	16.3%	40.0%		17.2%	15.6%
General and administrative expense ratio (2)	14.0%	34.7%		15.1%	14.9%	21.7%		15.2%	18.1%
Combined ratio (2)	88.6%	98.5%		89.4%	72.4%	71.5%		72.8%	47.6%
Total assets	$2,167,853	$48,117		$2,215,970	$2,034,077	$69,696		$2,103,773	$1,144,502

Reconciliation:
Underwriting Income				$73,385				$133,953	$101,656
Net investment income				51,398				73,808	34,212
Net realized and unrealized (losses) gains - investments				(272,206)				17,174	10,304
Net realized and unrealized gains (losses) - other				11,617				(9,821)	1,943
Other income				4,354				1,383	5,166
Interest expense				(18,297)				(18,677)	(4,648)
Net foreign exchange (losses) gains				(21,477)				5,289	2,079
(Loss) Income before income taxes, minority interest and interest in earnings of equity investments				$(171,226)				$203,109	$150,712

(1) Inter segment eliminations for 2008 relate to a quota share arrangement between Flagstone Suisse and Island Heritage. For 2007 the eliminations relate to reinsurance purchased by Island Heritage from Flagstone Reinsurance Limited.

(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other insurance related income.
The data for 2006 is not divided by segment, as we did not undertake any separate insurance business prior to our acquisition of Island Heritage in the third quarter of 2007.

Index

Gross Premiums Written

Gross reinsurance premiums written of $740.2 million ($705.0 million net of quota share with Island Heritage), $544.3 million and $302.5 million for the years ended December 31, 2008, 2007, and 2006, respectively, were primarily driven by excess of loss reinsurance contracts, generally with a twelve-month term, which for the years ended December 31, 2008, 2007, and 2006 accounted for $509.9 million (65.2% of gross premiums written), $392.3 million (68.0% of gross premiums written) and $242.2 million (80.1% of gross premiums written), respectively. Gross premiums written relating to the Insurance segment primarily relate to a select property insurance portfolio in the Caribbean region and for the year ended December 31, 2008, amounted to $76.9 million compared to $33.0 million for the year ended December 31, 2007.  For the year ended December 31, 2008, Flagstone Suisse and Island Heritage entered into a quota share arrangement.  Total gross written premiums related to this arrangement were $35.2 million and were included in the gross reinsurance premiums written of $740.2 million above. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premiums written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while the property lines and the short-tail specialty and casualty lines are written throughout the year. Seasonality is inherent for most Caribbean insurers given that the storm season begins June 1 and concludes November 30. Therefore, proportionally higher volumes of insurance property business are traditionally written in the first two quarters of the year.

Our property catastrophe business is primarily on an excess of loss basis. Our property business and our short-tail specialty and casualty business are on both an excess of loss and a pro rata basis. See Item 1, “Business—Reinsurance Products and Operations—Reinsurance Products”.

Details of consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$457,549	58.5%	$378,671	65.6%	$219,102	72.4%
Property	94,706	12.1%	94,503	16.4%	56,417	18.7%
Short-tail specialty and casualty	152,708	19.5%	71,081	12.3%	26,970	8.9%
Insurance	76,926	9.9%	32,895	5.7%	-	0.0%
Total	$781,889	100.0%	$577,150	100.0%	$302,489	100.0%

Index

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured(1)
Caribbean(2)	$88,482	11.3%	$48,103	8.3%	$10,291	3.4%
Europe	104,185	13.4%	79,894	13.8%	45,737	15.1%
Japan and Australasia	47,866	6.1%	39,547	6.9%	31,690	10.5%
North America	359,684	46.0%	297,928	51.6%	160,384	53.0%
Worldwide risks(3)	153,442	19.6%	99,365	17.2%	37,815	12.5%
Other	28,230	3.6%	12,313	2.2%	16,572	5.5%
Total	$781,889	100.0%	$577,150	100.0%	$302,489	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	Gross written premiums related to the Insurance segment are included in the Caribbean geographic area.
(3)	This geographic area includes contracts that cover risks in two or more geographic zones.

Reinsurance Segment

Overview

2008 versus 2007
The net underwriting income for the Reinsurance segment for the year ended December 31, 2008 amounted to $73.0 million ($74.3 million excluding the impact of acquisitions during 2008) as compared to $129.3 million for the year ended December 31, 2007.  The decrease in net underwriting income is primarily related to losses incurred in 2008 exceeding those in 2007 due to Hurricanes Ike and Gustav, which struck the Caribbean and US Gulf coast during the fall of 2008, losses on Chinese winter storms which occurred during late January and early February 2008, and losses from the U.S. Memorial Day Weekend storms, partially offset by higher levels of premiums earned.

2007 versus 2006
The net underwriting income for the Reinsurance segment for the years ended December 31, 2007 and 2006 amounted to $129.3 million and $101.7 million, respectively. The increase in net underwriting results is primarily related to higher levels of earned premiums due to increased premium writings partially offset by a higher loss ratio due to the catastrophe losses incurred in 2007.

Our Reinsurance segment comprises three lines of business outlined below.

Index

Gross Premiums Written

a.	Property Catastrophe Reinsurance

Our property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. Property catastrophe reinsurance contracts are typically “all risk” in nature, meaning that they protect against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as tornados, fires, winter storms, and floods (where the contract specifically provides for coverage). Contracts are primarily written on the key renewal dates of January 1, April 1, June 1 and July 1. Losses on these contracts typically stem from direct property damage and business interruption.

2008 versus 2007
Gross property catastrophe premiums written for the year ended December 31, 2008 were $492.7 million ($492.6 excluding acquisitions during 2008), compared to $378.7 million for the year ended December 31, 2007.  The increase in property catastrophe premiums written of $113.9 million, excluding the impact of acquisitions, or 30.1%, results from a $74.2 million increase in non-proportional premiums, a $4.5 million increase in proportional premiums and $35.2 million related to the quota share arrangement with Island Heritage.  Our property catastrophe book of business has grown due to the addition of new clients through our new offices in Dubai and Puerto Rico, and the addition of new clients and increased business through participation in new programs and increased signed shares on existing programs by our Switzerland and Bermuda operations due to our growth in capital and franchise value, offset by the Company’s non-renewal of certain treaties that no longer met the Company’s profitability objectives.  The proportional premium revenue increase in 2008 was due to a new contract written in the period, partially offset by revenue declines from certain contracts.

During the year ended December 31, 2008, we recorded $28.2 million of gross reinstatement premiums primarily related to Hurricanes Ike and Gustav as well as the Chinese winter storms and the Memorial Day Weekend Storm in the United States, compared to $10.4 million recorded for the year ended December 31, 2007, which was primarily related to European Windstorm Kyrill and the United Kingdom floods.

2007 versus 2006
For the years ended December 31, 2007 and 2006, gross property catastrophe premiums written were $378.7 million and $219.1 million, respectively.  The $159.6 million (72.8%) increase in property catastrophe premiums written during 2007 was primarily due to the increased participation on programs from our existing clients, the addition of new clients due to our increased capital base, and growth in our franchise.

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

Index

b.	Property Reinsurance

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

2008 versus 2007
Gross property premiums written for the year ended December 31, 2008 were $94.7 million ($89.6 million excluding acquisitions in 2008), compared to $94.5 million for the year ended December 31, 2007, a decrease of $4.9 million, excluding the impact of acquisitions.  There was a decrease in proportional property premiums of $25.0 million which was mostly offset by an increase in non-proportional premiums of $20.1 million, excluding the impact of acquisitions, for the year ended December 31, 2008, compared to the same period in 2007.  The decline in proportional premiums is due to the non-renewal of contracts during 2008 as well as decreased revenues on existing contracts partially offset by the impact of new contracts signed in 2008.  The increase in non-proportional premiums is due to the addition of new clients as well as increased business with existing clients.

During the year ended December 31, 2008, we recorded $4.6 million gross reinstatement premiums with various traditional property per risk covers primarily related to Hurricanes Ike and Gustav and the application of attritional loss ratios and known property loss events throughout 2008, compared to $0.9 million recorded for the year ended December 31, 2007.

2007 versus 2006
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

c. Short-tail Specialty and Casualty Reinsurance

Short-tail specialty and casualty reinsurance is comprised of reinsurance programs such as aviation, energy, accident and health, workers compensation catastrophe, satellite and marine. Most short-tail specialty and casualty reinsurance is written with loss limitation provisions.

2008 versus 2007
Short-tail specialty and casualty reinsurance premiums were $152.7 million ($150.1 million excluding the impact of acquisitions made in 2008) for the year ended December 31, 2008, compared to $71.1 million for the year ended December 31, 2007, representing an increase of $79.0 million excluding the impact of acquisitions, or 111.2% primarily driven by increased participation on existing accounts and expansion of our client base, mainly in the energy, marine, space and aviation programs.  Proportional premiums increased $57.4 million and non-proportional premiums increased $21.6 million, excluding the impact of acquisitions, for the year ended December 31, 2008, compared to the same period in 2007.  The increase in proportional premiums is principally due to the addition of new clients in 2008, and the addition of new contracts and increasing lines from existing clients.  The increase in non-proportional premiums is primarily due to the addition of new specialty covers that originated from Flagstone Suisse during 2008.

During year ended December 31, 2008, we recorded $4.3 million of gross reinstatement premiums primarily due to aviation, energy and marine losses incurred in the year ended December 31, 2008, compared to $2.6 million in the year ended December, 31, 2007, which were primarily attributable to aviation and marine losses.

2007 versus 2006
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

Index

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

2008 versus 2007
Reinsurance premiums ceded for the years ended December 31, 2008 and 2007, were $46.6 million ($38.2 million excluding the impact of acquisitions made in 2008) and $30.6 million (5.2% and 5.6% of gross reinsurance premiums written, net of the impact of acquisitions), respectively, representing an increase of $7.6 million excluding the impact of acquisitions in 2008. The increase in premiums ceded for the year ended December 31, 2008 is primarily related to new premiums ceded partially offset by the non-renewal of certain covers.

For the year ended December 31, 2008, the Company purchased common account reinsurance of $15.6 million and $31.0 million of opportunistic and core reinsurance protection to optimize our overall risk profile.

2007 versus 2006
Reinsurance premiums ceded for the years ended December 31, 2007 and 2006 were $30.6 million (5.6% of gross reinsurance premiums written) and $20.0 million (6.6% of gross reinsurance written premiums), respectively.

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

2008 versus 2007
As the levels of net premiums written increase, the levels of net premiums earned also increase.  Reinsurance net premiums earned were $641.5 million ($630.5 million excluding the impact of acquisitions) for the year ended December 31, 2008, compared to $464.2 million for the year ended December 31, 2007, representing an increase of $166.3 million, or 35.8%, excluding the impact of acquisitions in 2008.  The increases are primarily due to higher levels of premium writings and the impact of reinstatements earned in 2008 on Hurricanes Ike and Gustav. The majority of our business is written at the January 1, April 1, June 1 and July 1 renewal periods and therefore it is reasonable to anticipate that the earned premiums would generally increase over the course of the fiscal year as premiums written in earlier months are increasingly earned.

2007 versus 2006
Net premiums earned for the years ended December 31, 2007 and 2006 were $464.2 million and $192.1 million, respectively. The increase of $272.1 million, during 2007, or 141.6%, is primarily due to the increased levels of net premiums written over the last twelve months.  The large difference between net premiums written and net premiums earned during the years ended December 31, 2007 and 2006 reflects the fact that most of our contracts are written on an annual basis, with the premiums earned over the course of the contract period. The majority of our business is written at the January 1, April 1, June 1 and July 1 renewal periods and therefore it is reasonable to anticipate that the earned premiums would generally increase over the course of the fiscal year as premiums written in earlier months are increasingly earned.

Underwriting Expenses

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

Index

Our combined ratio and components thereof related to the Reinsurance segment are set out below for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006

Loss ratio	58.8%	41.2%	13.9%
Acquisition cost ratio	15.8%	16.3%	15.6%
General and administration expense ratio	14.0%	14.9%	18.1%
Combined ratio	88.6%	72.4%	47.6%

See the discussion below for an explanation of the fluctuations in these ratios.

a.	Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses are comprised of three main components:

●	losses paid, which are actual cash payments to insureds, net of recoveries, if any, from our own reinsurers;
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

Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop. A significant portion of our business is property catastrophe reinsurance and other classes of reinsurance with high attachment points of coverage. Attachment points refer to the dollar amount of loss above which excess of loss reinsurance becomes operative. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. See “— Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves” and Item 1A, “Risk Factors—Risks Related to the Company.”   If we underestimate our loss reserves, so that they are inadequate to cover our ultimate liability for losses, the underestimation could materially adversely affect our financial condition and results of operations.

2008 versus 2007
The increase in the loss ratio of 17.6% in 2008 is as a result of the more severe catastrophe events that occurred in 2008 (described below) compared to the catastrophe activity experienced in 2007.

Loss and loss adjustment expenses for the year ended December 31, 2008 were $377.2 million, or 58.8% of net premiums earned, ($370.7 million, or 58.8% of net premiums earned, excluding the impact of acquisitions) compared to $191.3 million, or 41.2% of net premiums earned, for the year ended December 31, 2007.  The components of loss and loss adjustment expenses of $377.2 million for the year ended December 31, 2008 include $200.5 million paid losses and our actuaries’ estimate of case reserves and IBNR of $176.7 million on premiums earned to date. The increase in the loss ratio was primarily due to more severe catastrophic events during 2008 than during 2007.  Significant loss events for 2008 included Hurricane Ike ($158.4 million), Hurricane Gustav ($14.5 million), Chinese winter storms ($18.2 million) and the U.S. Memorial Day weekend storms ($11.1 million).  During the year ended December 31, 2008 we also revisited our loss estimates for previous loss events.  Based on updated estimates provided by clients and brokers, we have recorded net favorable developments for prior loss events of $15.7 million. The reserve changes primarily arose from better than expected emergence of actual claims relative to our prior year estimates. During 2007, the significant loss events included the European Windstorm Kyrill ($32.4 million), United Kingdom floods ($38.0 million), and New South Wales (Australia) floods ($18.5 million), three satellite losses during 2007 ($13.8 million), and the Sydney (Australia) hailstorm in December 2007 ($11.4 million).

Index

2007 versus 2006
The increase in the loss ratio of 27.3% in 2007 is as a result of the catastrophe events that occurred in 2007 (described below) compared to the light insured catastrophe activity experienced in 2006.

Loss and loss adjustment expenses for the years ended December 31, 2007 and 2006 were $191.3 million and $26.7 million, respectively. The components of loss and loss adjustment expenses of $191.3 million for the year ended December 31, 2007 include $39.6 million paid losses and our actuaries’ estimate of case reserves and IBNR of $151.7 million on premiums earned to date. The change in the case reserves and IBNR of $151.7 million includes the following key loss events: Windstorm Kyrill in January 2007 ($32.4 million); United Kingdom flood losses in June and July 2007 ($38.0 million); New South Wales (Australia) flood losses in June 2007 ($18.5 million); three satellite losses during 2007 ($13.8 million); and the Sydney (Australia) hailstorm in December 2007 ($11.4 million).

The components of loss and loss adjustment expenses of $26.7 million for the year ended December 31, 2006 include $4.2 million paid losses and our actuaries’ estimate of case reserves and IBNR of $22.5 million on premiums earned to date reflecting the low insured catastrophe activity for the period.

b.	Acquisition Costs

Acquisition costs consist principally of ceding commissions, brokerage, premium taxes, sliding scale profit commissions and other expenses that relate directly to the writing of reinsurance contracts.  Acquisition costs are driven by contract terms and are generally determined based upon a set percentage of premiums. Acquisition costs are expensed over the period of their related contracts.

2008 versus 2007
Acquisition costs for the year ended December 31, 2008 were $101.5 million ($97.7 million excluding acquisitions) compared to $75.9 million for the year ended December 31, 2007.  The increase in acquisition costs for the year ended December 31, 2008 is primarily related to higher levels of premium writings and also includes $9.7 million of acquisition costs in relation to the quota share arrangement with Island Heritage. The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the year ended December 31, 2008 was 15.5% (excluding acquisitions) compared to 16.3% for the year ended December 31, 2007.

2007 versus 2006
For the years ended December 31, 2007 and 2006, acquisition costs were $75.9 million and $29.9 million, respectively, representing an increase of 153.8%.   The acquisition cost ratio has increased 0.7% from 2006 due to increased levels of proportional contracts written in 2007 which typically have higher levels of acquisition costs.

c.	General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, and related costs, including costs associated with our PSU and RSU Plans and other general operating expenses.

2008 versus 2007
General and administrative expenses for the year ended December 31, 2008, were $90.0 million ($86.8 million excluding acquisitions) compared to $68.9 million in the year ended December 31, 2007.  The increase of $17.9 million, excluding the impact of acquisitions, in 2008 as compared to 2007 was primarily due to the cost of additional staff and infrastructure as we continue to build our global operations and enhance our technology platform, partially offset by a decrease in stock compensation expenses.   Considering the net loss incurred in the year ended December 31, 2008, the Company reviewed its DROE estimates for the performance periods and revised accordingly the number of PSUs expected to vest. As a result of the revised DROE estimates, the Company reversed previously expensed stock compensation related to the PSU Plan of $8.1 million.  At the Company’s board meeting held on November 14, 2008, the Warrant was amended.  As a result of the amendments, additional compensation expense of $3.6 million has been recognized in the year ended December 31, 2008.

2007 versus 2006
General and administrative expenses for the years ended December 31, 2007 and 2006 were $68.9 million and $34.7 million, respectively.  The increase of $34.2 million during 2007, or 98.6%, is principally due to expenses related to the increase in staffing levels as we continue to build our global platform and associated general operating expenses. Because the growth in our net premiums earned has outpaced the growth in our general and administrative expenses, the general and administrative expense ratio has decreased 3.2% from 2006.

Index

2009 Outlook

During 2008, the Company completed three acquisitions; Flagstone Africa, Flagstone Alliance and Marlborough.  Flagstone Africa is a South African reinsurer who primarily writes multiple lines of reinsurance in sub-Saharan Africa.  Flagstone Alliance is a Cypriot reinsurer writing multiple lines of business in Europe, Asia, and the Middle East & North Africa region.  Marlborough is the managing agency for Lloyd’s Syndicate 1861 - a Lloyd’s syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance.  The acquisition of Marlborough did not include the existing corporate Lloyd’s member or any liability for business written during or prior to 2008.  The Company licensed its own corporate capital vehicle to be the capital provider for Lloyd’s Syndicate 1861 for fiscal year 2009 onwards. The acquisition of Marlborough provides the Company with a Lloyd’s platform with access to both London business and that sourced globally from our network of offices.  The Company expects to see an increase in revenues for the Reinsurance segment as a result of these acquisitions.

For Flagstone Suisse and its Bermuda branch, we expect to see moderate price increases in 2009.  However due to capital constraints, primarily as a result of negative investment returns in 2008, we expect to see limited ability to grow premiums in 2009.

 Insurance Segment

Overview

The Company has established a new Insurance segment for the year ended December 31, 2008, which included insurance business generated through Island Heritage, a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.  The Company gained controlling interest of Island Heritage on July 3, 2007, and as a result, the comparatives for the year ended December 31, 2007 include the results of Island Heritage for the six months ended December 31, 2007 only. There is no comparative information for the year ended December 31, 2006, as the Company did not undertake any insurance business prior to its acquisition of Island Heritage in 2007.

The net underwriting income for the year ended December 31, 2008 amounted to $0.4 million compared to $4.6 million for the six months ended December 31, 2007. The decrease in net underwriting income for 2008 was primarily related to a change in the reinsurance program as well as an increase in general and administrative expenses related to expansion into Latin America markets.

Gross Premiums Written

2008 versus 2007
Gross premiums written were $76.9 million for the year ended December 31, 2008, compared to $33.0 million for the six months ended December 31, 2007.  Contracts are written on a per risk basis and consist primarily of property lines. Seasonality is inherent for most Caribbean insurers given that the storm season begins June 1 and concludes November 30. Therefore, proportionally higher volumes of property business are traditionally written in the first two quarters in the fiscal year.

Premiums Ceded

2008 versus 2007
Insurance premiums ceded for the year ended December 31, 2008 were $75.8 million (98.5% of gross insurance premiums written) which amounts to $40.6 million net of premiums ceded to Flagstone Suisse through the quota share arrangement, compared to $20.4 million (61.7% of gross insurance premiums written) for the six months ended December 31, 2007.  Island Heritage’s reinsurance program, comprising excess of loss and quota share programs, was significantly changed on April 1, 2008 compared to prior years, resulting in a significant net quota share reinsurance portfolio transfer. The change in the reinsurance program enables Island Heritage to enter into new markets as well as increase penetration in existing markets.

Net Premiums Earned

2008 versus 2007
Net premiums earned totaled $12.7 million for the year ended December 31, 2008, compared to $13.0 million for the six months ended December 31, 2007.  Net premiums earned for 2008 are lower due to the changes in the reinsurance program referred to above.

Underwriting Expenses

a.	Loss and Loss Adjustment Expenses

Index

2008 versus 2007
Loss and loss adjustment expenses amounted to $2.7 million, for the year ended December 31, 2008, compared to $1.6 million for the six months ended December 31, 2007.  The increase in loss and loss adjustment expense in the year ended December 31, 2008 is primarily related to the claims incurred in respect of Hurricanes Gustav, Hanna, Ike, Omar and Paloma.  The components of loss and loss adjustment expenses of $2.7 million for the year ended December 31, 2008 include $14.5 million paid losses, $(17.9) million of losses recovered and our actuaries’ estimate of case reserves and IBNR of $6.1 million on premiums earned to date.

b.	Acquisition Costs

2008 versus 2007
Acquisition costs totaled $13.9 million for the year ended December 31, 2008, compared to $6.5 million for the six months ended December 31, 2007. The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned plus other reinsurance and insurance income, for the year ended December 31, 2008 was 53.6% compared to 40.0% for the six months ended December 31, 2007. Acquisition costs include gross commission costs, profit commission, premium taxes, and the change in deferred acquisition costs.  The increase in the acquisition cost ratio for the year ended December 31, 2008 reflects the lower net premiums earned for the same period.

c.	General and Administrative Expenses

2008 versus 2007
General and administrative expenses for the year ended December 31, 2008 were $9.0 million compared to $3.5 million for the six months ended December 31, 2007.  During 2008, Island Heritage expanded its operations into the Latin America market with the opening of an office in Puerto Rico.  The increase in general and administrative expenses for 2008 was primarily related to increased costs associated with expanding into this market and the fact that 2008 included a full year of expenses.

2009 Outlook

During late 2008, Island Heritage opened an office in Puerto Rico and future growth is planned via expansion into the Puerto Rico market, along with additional organic expansion in existing markets.  During November 2008, the Company completed the acquisition of Marlborough, the managing agency for Lloyd’s Syndicate 1861 - a Lloyd’s syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance.  The acquisition did not include the existing corporate Lloyd’s member or any liability for business written during or prior to 2008.  The Company licensed its own corporate capital vehicle to be the capital provider for Lloyd’s Syndicate 1861 for fiscal year 2009 onwards. The acquisition provides the Company with a Lloyd’s platform with access to both London business and that sourced globally from our network of offices.  The Company expects to see an increase in the underwriting revenues for the Insurance segment as a result of this acquisition.

Investment Results

2008 versus 2007
Our investment portfolio on a risk basis, as at December 31, 2008, comprised 91.7% fixed maturities, short-term investments and cash and cash equivalents, 3.1% equities and the balance in other investments.  In October 2008, given the turbulent worldwide financial markets, the Finance Committee of the Board decided to revise the Company’s asset allocation and accordingly, significantly reduce the risk of the Company’s portfolio by eliminating its direct exposure to equities and to non-U.S. real estate and by lowering its exposure to commodities.

The total return on our investment portfolio, excluding minority interests in the investment portfolio, comprises investment income and realized and unrealized gains and losses on investments. For the year ended December 31, 2008, the total return on invested assets was (13.9)% compared to 7.0% for the year ended December 31, 2007.  The change in the return on invested assets of (20.9)% during the year ended December 31, 2008, compared to the same period in 2007 is primarily due to the significant declines in the global equity, bond and commodities markets in 2008. Such declines in the equity, bond and commodities markets are attributable to the broader deterioration and volatility in the credit markets, the widening of credit spreads in fixed income sectors, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions and the lingering impact of the sub-prime residential mortgage crisis.

2007 versus 2006
For the year ended December 31, 2007, the total return was $91.0 million, compared to $44.5 million for the year ended December 31, 2006.  The increase of 104.4% during 2007 is primarily due to increased investment income resulting from our higher average invested assets in our portfolio, net positive performance of the relevant markets (such as fixed income and equities) during 2007, offset by our net realized and unrealized losses on our foreign currency forward positions.

Index

The Company’s overall fixed maturities strategy, established by the Finance Committee of the Board of Directors and executed by a combination of internal investment professionals and external investment managers, is to match appropriate indices after fees and trading costs, including taxes. Our investment managers generally manage the interest rate risk associated with holding fixed maturity investments by actively managing the average duration of the portfolio to achieve an adequate total return without subjecting the portfolio to an unreasonable level of interest rate risk. Our principal fixed maturity measurement index is the Lehman Aggregate Index. Our principal index for inflation-protected securities is the Treasury Inflation-Protected Securities (“TIPS”) Index and our principal short-term portfolio index is 3-month London Interbank Offering Rate (“LIBOR”). Substantially all of our fixed maturity securities consisted of investment grade securities. As at December 31, 2007, the average credit rating, provided by a recognized national rating agency, of our fixed maturity portfolio is AA+ with an average duration of 3.2 years.

a.	Net investment income

Investment income is principally derived from interest and dividends earned on investments and amortization income, partially offset by investment management and custody fees.  The components are set forth in the table below:

	Year ended December 31,
	2008	2007	2006
Interest and dividend income
Cash and cash equivalents	$13,498	$12,911	$18,176
Fixed maturities	30,579	45,830	13,380
Short term	138	150	3,440
Equity investments	79	308	381
Other investments	518	7,456	-
Amortization income
Cash and cash equivalents	-	-	11
Fixed maturities	11,205	8,128	(155)
Short term	428	102	-
Other investments	23	-	27
Investment expenses	(5,070)	(1,077)	(1,048)
Net investment income	$51,398	$73,808	$34,212

2008 versus 2007
Net investment income for the year ended December 31, 2008 was $51.4 million compared to $73.8 million for the same period in 2007.

Net investment income decreased by $22.4 million in the year ended December 31, 2008, compared to the same period in 2007, principally due to a significant decrease in interest rates since the previous year and changes in the Company’s process regarding the allocation to investment income of a portion of general and administrative expenses, attributable to investment management expenses.  The Company allocates all investment related expenses to investment income, including salaries and overhead expenses, considered to be directly related to and supporting the investment income. The decrease in interest income on fixed maturities in 2008 was partially offset by an increase in amortization income on fixed maturities.

Substantially all of our fixed maturity investments consisted of investment grade securities. As at December 31, 2008, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 2.9 years.

2007 versus 2006
Net investment income for the year ended December 31, 2007 was $73.8 million, compared to $34.2 million for the year ended December 31, 2006, an increase of 115.7% from the prior year.

Index

Net investment income increased by $39.6 million in 2007 compared to 2006 principally due to an increase in interest and dividend income due to the growth on our cash and fixed maturities portfolio, dividends from other investments and the increase in amortization income on our TIPS due to the significant increase in the inflation index during the year. The increase in invested assets is due to positive cash flows from our operating and financing activities (receipt of net proceeds in April 2007 of $168.7 million from our IPO and $123.6 million of net debenture proceeds) which we deployed into our invested assets

b.	Net realized and unrealized gains and losses – investments

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

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity and is managed to produce a total return.  In assessing returns under this approach, we include investment income and realized and unrealized gains and losses generated by the investment portfolio. The following table is the breakdown of net realized and unrealized (losses) gains - investments in the audited consolidated statements of operations into its various components:

	Year ended December 31,
	2008	2007	2006

Net realized losses on fixed maturities	$(9,143)	$(7,252)	$(1,274)
Net unrealized (losses) gains on fixed maturities	(14,130)	15,069	-
Net realized (losses) gains on equities	(52,410)	9,362	2,207
Net unrealized (losses) gains on equities	(2,401)	346	-
Net realized and unrealized (losses) gains on derivative instruments - investments	(164,016)	(983)	8,382
Net realized and unrealized (losses) gains on other investments	(30,106)	632	989
Total net realized and unrealized (losses) gains	$(272,206)	$17,174	$10,304

The following table is a breakdown of the net realized and unrealized (losses) gains on derivatives included in the table above:

	Year ended December 31,
	2008	2007	2006

Futures contracts	$(147,493)	$4,416	$8,516
Swap contracts	(18,726)	(4,590)	-
Mortgage-backed securities TBA	2,203	(809)	(134)
Net realized and unrealized (losses) gains on derivatives - investments	$(164,016)	$(983)	$8,382

2008 versus 2007
Net realized and unrealized losses and gains on our investment portfolio amounted to a $272.2 million loss for the year ended December 31, 2008, compared to a $17.2 million gain for the year ended December 31, 2007.  These amounts comprise net realized and unrealized gains and losses on our fixed maturities, equities, and other investments and on our investment portfolio of derivatives which includes global equity, global bond, commodity and real estate futures, TBA securities, interest rate swaps and total return swaps.  The decrease during the year ended December 31, 2008 compared to the same period in 2007, was primarily due to the significant declines in the global equity, bond and commodities markets in 2008. Such declines in the equity, bond and commodities markets are attributable to the broader deterioration and volatility in the credit markets, the widening of credit spreads in fixed income sectors, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions and the lingering impact of the sub-prime residential mortgage crisis.

Net realized and unrealized losses on fixed maturities of $23.3 million for the year ended December 31, 2008, were primarily due to the widening of the credit spreads during 2008 and the losses incurred in relation to Alt-A securities of $5.5 million.

Net realized and unrealized losses on equities of $54.8 million for the year ended December 31, 2008 were primarily due to the negative performance of the emerging equity markets during the year ended December 31, 2008.

Index

Net realized and unrealized losses on other investments of $30.1 million during the year ended December 31, 2008, were primarily due to the negative performance of the real estate markets and our increased position in REIT funds during the year.

Net realized and unrealized losses on futures contracts of $147.5 million during the year ended December 31, 2008 were primarily due to $96.5 million of losses on U.S. and global equity index futures, $52.8 million of losses on commodity index futures and $1.8 million of gains on global bond futures.

Net realized and unrealized losses on swap contracts of $18.7 million during the year ended December 31, 2008 were primarily due to $20.3 million of losses on index total return swaps offset by $1.6 million of gains on interest rate swaps within our fixed maturities portfolios.

2007 versus 2006
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

Net realized and unrealized gains on fixed maturities of $7.8 million for the year ended December 31, 2007 were primarily due to the positive impact of declining interest rates over the year on our portfolio partially offset by realized losses on disposals of fixed maturities.

Net realized and unrealized gains on equities of $9.7 million for the year ended December 31, 2007 were due primarily to an $8.7 million gain on the disposal of an exchange traded fund during the year.

The decrease in net realized and unrealized losses and gains on derivatives in 2007 was due to the negative performance of our swap contracts which had exposure to the real estate market and to the lower performance in 2007 of equity markets compared to 2006 which affected our net gains on futures contracts.

Treasury Hedging and Other

Net realized and unrealized gains and losses – other

The Company’s policy is to hedge the majority of its non-investment currency exposure with derivative instruments such as foreign currency swaps and forward currency contracts.

We use currency swaps and foreign currency forwards to hedge the economic currency exposure of the Company’s investment in foreign subsidiaries, primarily our Swiss subsidiary, and to hedge operational balances such as premiums receivable, loss reserves and the portion of our long term debt issued in Euros.

The following table is the breakdown of net realized and unrealized gains (losses) - other in the consolidated statements of operations into its various components:

	Year ended December 31,
	2008	2007	2006

Swap contracts	$(2,136)	$2,446	$1,035
Foreign currency forward contracts	7,095	(14,016)	543
Reinsurance derivatives	6,658	1,749	365
Net realized and unrealized gains (losses) on derivatives - other	$11,617	$(9,821)	$1,943

2008 versus 2007
Net realized and unrealized gains (losses) related to these derivative instruments amounted to $11.6 million for the year ended December 31, 2008, compared to $(9.8) million for the year ended December 31, 2007.  These amounts comprise net realized and unrealized gains (losses) on foreign currency forward contracts, interest rate and currency swaps on our subordinated debt and on reinsurance derivatives.

Index

We use currency swaps and foreign currency forwards to hedge the economic currency exposure of the Company’s investment in foreign subsidiaries, primarily our Swiss subsidiary, and to hedge operational balances such as premiums receivable, loss reserves and the portion of our long term debt issued in Euros. We recorded $(0.8) million of net realized and unrealized gains (losses) on foreign currency swaps on our subordinated debt in 2008 versus $2.0 million in 2007 and $(1.4) million on interest rate swaps on our subordinated debt in 2008 versus $0.5 million in 2007.  In 2008 we recorded a $7.1 million gain on foreign currency forwards on Flagstone Suisse’s net assets (undesignated hedge) and operational hedges on reinsurance balances and a portion of long term debt incurred versus $(14.0) million in 2007.

Reinsurance derivatives relate to industry loss warranty contracts (“ILWs”) that are structured as derivative transactions and exchange traded futures options contracts on major hurricane indexes.  The Company recorded unrealized gains on ILWs determined to be derivatives of $4.1 million in 2008, versus $1.7 million in 2007.  The increase was due to the increased number of ILWs determined to be derivatives written during 2008.  The realized and unrealized gains recorded on the futures options contracts were $2.5 million for 2008.  The Company did not enter into futures options contracts in 2007.

2007 versus 2006
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

Interest Expense

Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.

2008 versus 2007
Interest expense was $18.3 million for the year ended December 31, 2008, compared to $18.7 million for the year ended December 31, 2007.   For the year ended December 31, 2008 compared to the same period in 2007, the primary cause for the increase is additional debt offerings of $100.0 million and $25.0 million which occurred in June and September 2007, respectively, and accordingly increased our interest expense in 2008 with a full year of interest expense. This increase was partially offset by the repurchase of $11.25 million of principal amount of the Company’s outstanding $100.0 million Notes during the second quarter of 2008.

2007 versus 2006
Interest expense was $18.7 million for the year ended December 31, 2007 compared to $4.6 million for the year ended December 31, 2006. The primary reason for the increase is that the first debt issuances of $120.0 million and $16.7 million occurred in August 2006, resulting in only five months of interest expense in 2006.  During 2007, the Company incurred twelve months of interest expense on the debt contracted in 2006 and interest expense on the additional debt offerings of $100.0 million and $25.0 million which occurred in June and September 2007, respectively.

Foreign Exchange

2008 versus 2007
For the year ended December 31, 2008, we experienced net foreign exchange losses of $21.5 million compared to net foreign exchange gains of $5.3 million for the year ended December 31, 2007.  For the year ended December 31, 2008, the net foreign exchange losses were principally experienced on the net monetary asset and liability balances denominated in foreign currencies which generally weakened against the U.S. dollar, especially during the third and fourth quarters of 2008. The Company’s policy is to hedge the majority of its foreign currency exposures with derivative instruments such as foreign currency swaps and forward contracts. Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains and losses – other” in the consolidated financial statements.

The Company has entered into certain foreign currency forward contracts that are designated as hedges in order to hedge its net investments in foreign subsidiaries.  The accounting for the gains and losses associated with changes in fair value of the designated hedge instruments were recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that it is effective as a hedge.  The Company designated foreign currency forwards with notional contractual value of $337.7 million as hedging instruments, which had a fair value of $(5.7) million as of December 31, 2008.  During the year ended December 31, 2008, the Company recorded $17.0 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. All other derivatives are not designated as hedges, and accordingly, the realized and unrealized gains and losses arising during the year are included in income in “Net realized gains and losses —investments” and “Net realized gains and losses —other” in the consolidated financial statements.

Index

2007 versus 2006
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

The Company has entered into certain foreign currency forward contracts that are designated as hedges in order to hedge its net investments in foreign subsidiaries.  The accounting for the gains and losses associated with changes in fair value of the designated hedge instruments were recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that it is effective as a hedge.  The Company designated foreign currency forwards with notional contractual value of $264.4 million as hedging instruments, which had a fair value of $(3.4) million as of December 31, 2007.  During the year ended December 31, 2007, the Company recorded $3.5 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. All other derivatives are not designated as hedges, and accordingly, the realized and unrealized gains and losses arising during the year are included in income in “Net realized gains and losses —investments” and “Net realized gains and losses —other” in the consolidated financial statements.  There were no derivatives designated as hedges as of December 31, 2006.

Income Tax Expense

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries are subject to tax are Canada, India, South Africa, Switzerland, Cyprus, U.S. Virgin Islands (“USVI”) and the United Kingdom.  However since the majority of our income to date has been earned in Bermuda where we are exempt from income tax, the Company’s tax impact to date has been minimal.

2008 versus 2007
During the year ended December 31, 2008, income tax expense was $1.2 million compared to $0.8 million for the year ended December 31, 2007.  The increase for the year ended December 31, 2008, compared to the same period in 2007, is primarily attributable to higher taxable income in jurisdictions around the world that are subject to tax as well as the acquisition of Island Heritage in July 2007, which resulted in taxable income being earned in the USVI. As a result of the merger between Flagstone Reinsurance Limited and Flagstone Suisse, we expect our tax expense to increase to approximate our effective Swiss Federal tax rate of approximately 8% on the portion of underwriting profits, if any, generated by Flagstone Suisse, excluding the underwriting profits generated in Bermuda through the Flagstone Suisse branch office.

2007 versus 2006
During the year ended December 31, 2007, income tax expense was $0.8 million compared to $0.1 million for the year ended December 31, 2006.  The increase of $0.7 million is primarily attributable to higher taxable income in jurisdictions around the world that are subject to tax as well as the acquisition of Island Heritage in July 2007, which resulted in taxable income being earned in the USVI.

Minority Interest

2008 versus 2007
From January 12, 2007, the Company consolidated Mont Fort, in accordance with the provisions of FIN 46(R). As such, the results of Mont Fort have been included in the Company’s consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as minority interest.  On February 8, 2008, Mont Fort repurchased 5 million preferred shares relating to its second cell, Mont Fort ILW 2 for $6.6 million. In relation to Mont Fort, the Company recorded a minority interest expense of $14.2 million for the year ended December 31, 2008, compared to $33.6 million for the year ended December 31, 2007. The 2008 results of Mont Fort were impacted by the negative investment returns and Hurricane Ike losses.

The results of operations of Island Heritage have been included in the Company’s unaudited condensed consolidated financial statements from July 1, 2007 onwards, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest.  The Company recorded a minority interest charge (credit) of $(0.6) million for the year ended December 31, 2008, compared to $2.2 million for the year ended December 31, 2007.

Index

On July 1, 2008, Island Heritage, in which the Company holds a controlling interest, issued 1,789 shares to certain of its employees under a performance share unit plan. Prior to this transaction, the Company held an ownership interest in Island Heritage of 59.6% and now holds an interest of 59.2%.  The Company has elected to record gains and losses resulting from the issuance of subsidiary’s stock as an equity transaction. Accordingly, the Company recorded a loss of $0.1 million as a decrease to additional paid-in capital.

On June 26, 2008, Flagstone Suisse purchased 3,714,286 shares (representing a 65% interest) in Flagstone Africa (previously known as Imperial Reinsurance Company Limited) for a purchase price of $18.6 million.  The results of operations of Flagstone Africa have been included in the Company’s consolidated financial statements from June 26, 2008 onwards, with the portions of Flagstone Africa’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest.  The Company recorded a minority interest charge of $0.1 million for the year ended December 31, 2008.

2007 versus 2006
On July 3, 2007, the Company purchased 73,110 shares (representing a 21.4% interest) in Island Heritage for a purchase price of $12.6 million. Island Heritage is a property insurer based in the Cayman Islands which primarily is in the business of insuring homes, condominiums and office buildings in the Caribbean region.  With this acquisition, the Company took a controlling interest in Island Heritage by increasing its interest to 54.6% of the voting shares.  The Company’s share of Island Heritage’s results from operations was recorded in the Company’s consolidated financial statements under the equity method of accounting through June 30, 2007. As a result of the acquisition of this controlling interest, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest in the Company’s consolidated financial statements.  In relation to Island Heritage, the Company recorded a minority interest charge of $2.2 million for the year ended December 31, 2007.

Comprehensive (Loss) Income

2008 versus 2007
Comprehensive (loss) income for the year ended December 31, 2008 was $(203.0) million compared to $175.9 million for the same period in 2007.  For the year ended December 31, 2008, comprehensive (loss) income included $(187.3) million of net loss, $(14.8) million for the change in the currency translation adjustment, and $(0.9) million for the change in the defined benefit pension plan transitional obligation compared to $167.9 million of net income and $7.9 million for the change in the currency translation adjustment for the year ended December 31, 2007.

The currency translation adjustment is as a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investment in foreign subsidiaries. To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment. The Company designated $337.7 million and $264.4 million of foreign currency forwards contractual value as hedge instruments, which had a fair value of $(5.7) million and $(3.4) million, at December 31, 2008 and 2007, respectively. The Company recorded $17.0 million and $3.5 million of realized and unrealized foreign exchange losses on these hedges during the years ended December 31, 2008 and 2007, respectively.

2007 versus 2006
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

Financial Condition, Liquidity, and Capital Resources

Financial Condition

Investments

The total of investments, cash and cash equivalents, and restricted cash was $1.7 billion at December 31, 2008, compared to $1.9 billion at December 31, 2007.

Index

The major factors influencing the decrease in 2008 were:
•	Net cash provided by operating activities of $228.4 million, including net investment income of $51.4 million;
•	The addition of $32.4 million of invested assets and cash equivalents resulting from the consolidation of Flagstone Africa in 2008;
•	The addition of $62.5 million of invested assets and cash equivalents resulting from the consolidation of Flagstone Alliance in 2008;
•	The addition of $13.6 million of invested assets and cash equivalents resulting from the consolidation of Marlborough in 2008;
•	Total net realized and unrealized (losses) gains - investments and net realized and unrealized (losses) gains - other of $(260.6) million;
•	Net financing activities of $40.6 million;
•	Cash paid for acquisitions of $115.6 million;
•	Net purchase of fixed assets of $19.9 million;
•	Decrease in payable for investments purchased of $34.0 million and an increase in receivable for investments sold of $9.6 million; and
•	Net realized and unrealized losses on designated hedges recorded directly into the currency translation adjustment of $17.0 million.

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

The Company has a strong bias against active management in favor of indexing and passive securities that are generally the most liquid. When they are part of the asset allocation, a number of our equity and other exposure implementations use futures contracts and swaps, whereas the assets in a short term portfolio, managed by external managers, support the futures contracts as if those assets were pledged and not available for liquidity purposes. The portfolio managers are required to adhere to investment guidelines as to minimum ratings and issuer and sector concentration limitations. This implementation strategy gives us a low cost and efficient way, using a mixture of passive assets and outside managers, to complement our in-house capability for overall portfolio management, liquidity management and hedging.

When the Company was formed, the Finance Committee decided to invest initially in a conventional portfolio consisting of mainly high grade bonds and a 10% component of passive U.S. equities. Subsequently, the Finance Committee conducted a comprehensive asset allocation study, consistent with modern practice in portfolio optimization, and developed a sophisticated optimization model using asset classes the Company is allowed to invest in from fiscal, regulatory, and liquidity aspects. The model aimed at achieving higher expected total returns while maintaining adequate liquidity to pay potential claims and preserving our financial strength rating. The asset class composition of the model output included a significant allocation to high grade fixed maturity securities, with the balance invested between other asset classes, such as U.S. equities, developed and emerging market equities, commodities, and cash equivalents.  A smaller portion of our investments were allocated to private equity, real estate and hedge funds. In October 2008, given the turbulent worldwide financial markets, the Finance Committee of the Board decided to revise the Company’s asset allocation and accordingly, significantly reduce the risk of the Company’s portfolio by eliminating our direct exposure to equities and to non-U.S. real estate and by lowering our exposure to commodities.

Our investment portfolio on a risk basis, at December 31, 2008, comprised 91.7% fixed maturities, short-term investments and cash and cash equivalents, 3.1% equities and the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time. However, our investments in investment funds and catastrophe bonds, which represent 3.0% of our total investments and cash and cash equivalents at December 31, 2008, do not trade on liquid markets or are subject to redemption provisions that prevent us from converting them into cash immediately.

At December 31, 2008, all of our fixed maturity securities, with the exception of $0.3 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) with an average rating of AA+.  At December 31, 2007, 100.0% of our fixed maturity securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

At December 31, 2008 and 2007, the average duration of the Company’s investment portfolio was 2.9 years and 3.2 years, respectively.  The duration decreased due to the lower weighting of TIPs and the change in external managers for our bond portfolios during the year.

Index

As noted above, the Company’s investment strategy allows the use of derivative instruments such as futures contracts, total return swaps, foreign exchange forward contracts, and currency swaps, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage currency and market exposures and duration risk that would be allowed under the Company’s investment policy if implemented in other ways.  These derivatives seek investment results that generally correspond to the price and yield performance of the underlying markets.  The fair value of these derivatives held by the Company at December 31, 2008 was $(5.3) million, compared to $(9.3) million at December 31, 2007.

The cost or amortized cost, gross unrealized gains and losses and carrying values of the Company’s fixed maturity, short term and equity investments as at December 31, 2008 and 2007, were as follows:

	As at December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized
	cost or cost	gains	losses	Fair value
Fixed maturities
U.S. government and government agency	$487,667	$9,533	$(10,359)	$486,841
Other foreign governments	15,109	104	(7)	15,206
Corporates	139,057	4,298	(2,931)	140,424
Mortgage-backed securities	115,478	2,406	(5,810)	112,074
Asset-backed securities	30,481	35	(706)	29,810
Total fixed maturities	$787,792	$16,376	$(19,813)	$784,355

Short term investments	$30,491	$-	$(78)	$30,413
			.
Equity investments	$16,266	$784	$(11,737)	$5,313

	As at December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized
	cost or cost	gains	losses	Fair value
Fixed maturities
U.S. government and government agency	$479,462	$14,508	$(1)	$493,969
Other foreign governments	545	15	(2)	558
Corporates	265,569	909	(5,786)	260,692
Mortgage-backed securities	198,242	2,807	(2,315)	198,734
Asset-backed securities	155,331	289	(468)	155,152
Total fixed maturities	$1,099,149	$18,528	$(8,572)	$1,109,105

Short term investments	$23,660	$5	$(49)	$23,616

Equity investments	$73,603	$754	$-	$74,357

Sub-prime exposure

At December 31, 2008 and 2007, we had no exposure to sub-prime backed investments or collateralized debt obligations (“CDOs”) of sub-prime backed investments. At December 31, 2008 and 2007, our holdings of Alt –A securities were $3.0 million with an average rating of AA+ and $14.7 million with an average rating of AAA, respectively.  Alt – A securities are defined as a classification of mortgages where the risk profile falls between prime and sub-prime. The borrowers behind these mortgages will typically have clean credit histories, but the mortgage itself will generally have some features that increase its risk profile compared to prime securities, but less risky than sub-prime backed investments. These features include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.  Our exposure to traditional monoline insurers emanates from our non subprime asset-backed holdings. We have securities with credit enhancement from the traditional monoline insurers that amount to $1.2 million and $9.9 million at December 31, 2008 and 2007, respectively. We do not have any collateralized loan obligations or CDO exposures in our portfolio.

Index

Other investments

Other investments as at December 31, 2008 amounted to $54.7 million compared to $293.2 million at December 31, 2007.  The December 31, 2008 investments are comprised mainly of our investment in catastrophe bonds of $39.2 million, in private equity and hedge funds of $9.8 million and the Company’s $5.7 million equity investment. The Company’s other investments as of December 31, 2008 and 2007 are as follows:

	As at December 31,
	2008	2007

Investment funds	$9,805	$31,249
Catastrophe bonds	39,174	36,619
Real estate investment trusts	-	12,204
Fixed income fund	-	212,982
Other investments	5,676	112
Total other investments	$54,655	$293,166

The investment in the fixed income fund and real estate investment funds were liquidated during 2008 and at December 31, 2008 the proceeds were held in cash and cash equivalents.

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed maturity investments at December 31, 2008 and 2007:

	As at December 31, 2008		As at December 31, 2007
	% of Total fixed		% of Total fixed
	maturity investments	Fair values	maturity investments	Fair values
Rating Category
AAA	82.5%	$646,881	75.4%	$836,122
AA	3.2%	24,868	9.5%	105,769
A	10.4%	81,849	13.0%	144,416
BBB	3.9%	30,434	2.1%	22,797
Below investment grade	0.0%	323	0.0%	-
Total	100.0%	$784,355	100.0%	$1,109,104

Maturity Distribution

The contractual maturity dates of fixed maturity and short term investments as at December 31, 2008 and 2007 is shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Index

	As at December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$96,578	$96,660	$57,039	$57,033
Due after 1 through 5 years	305,089	301,166	373,643	372,338
Due after 5 through 10 years	142,447	142,939	202,990	209,821
Due after 10 years	128,210	132,119	135,564	139,643
Mortgage and asset-backed securities	145,959	141,884	353,573	353,886
Total	$818,283	$814,768	$1,122,809	$1,132,721

Loss and Loss Adjustment Expense Reserves

The Company establishes loss reserves to estimate the liability for the payment of all loss and loss adjustment expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Loss reserves represent estimates, including actuarial and statistical projections at a given point in time to reflect the Company’s expectations of the ultimate settlement and administration costs of claims incurred. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid loss and loss adjustment expenses represent management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2008. See “— Critical Accounting Estimates —Loss and Loss Adjustment Expense Reserves” for additional information concerning loss and loss adjustment expenses.

The following table represents an analysis of paid and incurred losses and a reconciliation of the beginning and ending loss and loss adjustment expense reserves for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007

Gross liability at beginning of year	$180,978	$22,516
Reinsurance recoverable at beginning of year	(1,355)	-
Net liability at beginning of year	179,623	22,516

Net incurred losses related to:
Current year	395,561	196,734
Prior year	(15,677)	(3,875)
	379,884	192,859
Net paid losses related to:
Current year	137,158	32,664
Prior year	73,703	6,948
	210,861	39,612

Effects of foreign exchange rate changes	(13,685)	2,726
Net loss reserve on acquisition of Island Heritage	-	1,134
Net loss reserve on acquisition of Flagstone Africa	7,301	-
Net loss reserve on acquisition of Flagstone Alliance	52,881	-
Net liability at end of year	395,143	179,623
Reinsurance recoverable at end of year	16,422	1,355
Gross liability at end of year	$411,565	$180,978

The prior year reduction in the net incurred losses arose from the revision of our loss estimates upon receipt of updated information from our clients and brokers. During the year ended December 31, 2008, we had total net positive development of $15.7 million; $10.5 million relating to the 2007 year and $5.2 million relating to the 2006 year.  The favorable development was primarily due to actual loss emergence in the property catastrophe, property, and the short-tail specialty and casualty lines of business being lower than the initial expected loss emergence.

Index

The significant increase in the reserves in 2008 is primarily attributable to more severe catastrophe losses in 2008 than in 2007 resulting from Hurricane Ike ($158.4million), Hurricane Gustav ($14.5million), Chinese winter storms ($18.2million) and the U.S. Memorial Day weekend storms ($11.1 million).

Shareholders’ Equity and Capital Resources Management

As at December 31, 2008, total shareholders’ equity was $986.0 million, an 18.5% decrease compared to $1.21 billion at December 31, 2007. The decrease in shareholders’ equity is principally due to net losses for the year ended December 31, 2008 of $187.3 million, accumulated other comprehensive loss of $15.7 million, dividends declared of $13.5 million and share repurchases of $6.6 million. Other comprehensive income consists of the change in currency translation adjustment arising from the translation of the Company’s foreign subsidiaries into U.S. dollars and the change in the defined benefit pension plan obligation.

The Company actively manages its capital to support its underwriting operations and for the benefit of its shareholders, subject to the ability to maintain strong ratings from the agencies and maintain its ability to pay claims as they arise. Generally, the Company will seek to raise additional capital when its current capital position is not sufficient to support attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through dividends or stock repurchases when the opportunity set is insufficient to utilize our capital to earn our long term return targets.  On September 22, 2008, the Company announced that its Board of Directors had approved the potential repurchase of company stock.  The buyback program allows the Company to purchase, from time to time, its outstanding stock up to a value $60.0 million. Purchases under the buyback program are made with cash, at market prices, through a brokerage firm. During the period from October 2, 2008 to December 31, 2008 the Company purchased 697,599 shares for total consideration of $6.6 million.

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders. Diluted book value per share is calculated using the common shareholders’ equity divided by the number of common share and share equivalents outstanding. In 2008, the Company’s diluted book value per share plus accumulated dividends decreased by 17.3% from $13.95 at December 31, 2007 to $11.53 at December 31, 2008.

Long Term Debt

On August 23, 2006, the Company raised gross and net proceeds of $136.7 million and $132.8 million, respectively, of Deferrable Interest Debentures. The Deferrable Interest Debentures have a floating rate of interest equal to (i) LIBOR plus 354 basis points per annum, reset quarterly for the dollar-denominated principal amount and (ii) Euro Interbank Offered Rated (“Euribor”) plus 354 basis points per annum, reset quarterly for the Euro-denominated principal amount. The Deferrable Interest Debentures mature on September 15, 2036, and may be called at par by the Company at any time after September 15, 2011. The Company may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 15, 2011. Any deferred interest payments would accrue interest quarterly on a compounded basis.

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

In May 2008, the Company repurchased, in a privately negotiated transaction, $11.25 million of principal amount of its outstanding $100.0 million Notes.  The purchase price paid for the notes was 81% of face value, representing a discount of 19%.  The repurchase resulted in a gain of $1.8 million, net of unamortized debt issuance costs of $0.1 million that were written off.  As a result, the gain has been included as a gain on early extinguishment of debt under other income.

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

Index

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

Through the acquisition of IAL King Air on July 22, 2007, the company acquired debt of $0.9 million. At December 31, 2008 there was $0.8 million outstanding. The loan has a floating rate of interest equal to 30-day LIBOR plus 195 basis points per annum, reset monthly.  The debt matures March 15, 2009 and is not expected to be refinanced.

At December 31, 2008 and 2007, the Company was in compliance with all required covenants, and no conditions of default existed related to the Company’s long term debt. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Our capital management strategy is to preserve sufficient capital to support the Company’s financial strength ratings and our future growth while maintaining conservative financial leverage and earnings coverage ratios.

The table below sets forth the capital structure of the Company at December 31, 2008 and 2007:

	As at December 31, 2008		As at December 31, 2007
Long term debt	$252,575	20.4%	$264,889	18.0%
Shareholders' equity	986,013	79.6%	1,210,485	82.0%
Total Capital	$1,238,588	100.0%	$1,475,374	100.0%

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. For the period from October 2005 until December 31, 2008, we have had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. The Company may require additional capital in the near term, whether through letters of credit or otherwise. Due to the current financial market crisis, it may be difficult for the insurance industry generally, and the Company in particular, to raise additional capital when required, on acceptable terms or at all.  Cash and cash equivalents were $783.7 million at December 31, 2008.

We are a holding company that conducts no operations of our own. We rely primarily on cash dividends and return of capital from our subsidiaries to pay our operating expenses and make principal and interest payments on our long term debt. There are restrictions on the payment of dividends from Flagstone Suisse to the Company, which are described in more detail below. We have paid a quarterly cash dividend of $0.04 per common share beginning in the third quarter of 2007 and for each quarter thereafter. Our subsidiaries’ sources of funds primarily consist of premium receipts net of commissions, investment income, capital raising activities including the issuance of common shares, long term debt and proceeds from sales and maturities of investments. Cash is used primarily to pay losses and loss adjustment expenses, reinsurance purchased, brokerage, general and administrative expenses and dividends, with the remainder made available to our investment manager for investment in accordance with our investment policy. In the future, we may use cash to fund any authorized share repurchases and acquisitions.

Index

Cash flows from operations for the year ended December 31, 2008 decreased to $228.4 million from $335.4 million as compared to the same period in 2007.  This decrease in cash flows from operations was primarily related to the net loss for 2008 compared to the net income in 2007.  The changes in assets and liabilities were due primarily to reinsurance premiums receivable, unearned premiums ceded, loss and loss adjustment expense reserves, unearned premiums and other changes in assets and liabilities. The increase in reinsurance balances receivable resulted primarily from an increase in gross premiums written.  The increase in unearned premiums ceded resulted primarily from an increase in premiums ceded.  The increase in loss and loss adjustment expense reserves resulted primarily from a higher level of loss activity in 2008 over 2007, from catastrophic activity.  The increase in unearned premiums resulted primarily from higher gross premiums written in 2008.  The increase in other assets, net of an increase in other liabilities, resulted primarily from an increase in prepaid expenses related to a retrocessional premium for 2009 prepaid in late 2008.  Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash provided by (used in) investing activities was $233.4 million for 2008, compared with $(575.2) million for 2007. The change for 2008 was due primarily to increased net sales and maturities of fixed income securities and other investments.

On June 30, 2008 the Company acquired an additional 16,919 shares in Island Heritage (representing 5% of its common shares) for total cash consideration of $3.3 million.  On June 26, 2008, the Company acquired a 65% interest in Flagstone Africa for $(6.0) million in cash (net of cash acquired).  Also during 2008, the Company acquired 100% of the outstanding common shares of Flagstone Alliance for $5.2 million in cash (net of cash acquired). On November 18, 2008, the Company acquired 100% of the common shares of Marlborough for $34.8 million in cash (net of cash acquired).

Cash flows relating to financing activities include the payment of dividends, share related transactions and the issuance or repayment of debt. During the year ended December 31, 2008, net cash of $40.6 million was used in financing activities, compared to $336.2 million provided by financing activities for the year ended December 31, 2007.  In 2008, the net cash used in financing activities related principally to the payment of dividends, the redemption of preferred shares in Mont Fort ILW 2, the repurchase of common shares and the repayment of principal on long term debt.  In 2007, the net cash provided by financing activities related to proceeds of the capital provided by the preferred investors in Mont Fort ILW 2 and Mont Fort HL, the net proceeds from the closing of our initial public offering and the net proceeds from the issuance of the Notes.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in the Company’s investment portfolio. For further discussion of our investment activities, including our strategy and current durations, refer to “Business” and also Note 6 “Investments” to our Consolidated Financial Statements included in Item 8 of this report.

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

In 2009, we anticipate capital expenditures of approximately $2.5 million for our information technology infrastructure and systems enhancements, including proprietary software expenditures, $4.1 million primarily for the purchase and retrofit of an airplane and $10.6 million building costs primarily associated with the construction of our office buildings in Luxembourg and Martigny and leasehold improvements for other offices. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business.

Letter of Credit Facilities

Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums.  In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A.  In April 2007, the Company increased its uncommitted letter of credit facility agreement from $200.0 million to $400.0 million.  As at December 31, 2008, $285.7 million had been drawn under this facility, and the drawn amount of the facility was secured by $327.2 million of fixed maturity securities from the Company’s investment portfolio. As at December 31, 2007, $73.8 million had been drawn under this facility, and the drawn amount of the facility was secured by $82.0 million of fixed maturity securities from the Company’s investment portfolio.

Index

On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Facility”). The Facility comprises a $300.0 million facility for letters of credit with a maximum tenor of 15 months and a $150.0 million facility for letters of credit issued in respect of Funds at Lloyds with a maximum tenor of 60 months, in each case subject to automatic extension for successive periods, but in no event longer than one year. The Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  This Facility replaces the existing $400.0 million uncommitted letter of credit facility agreement with Citibank N.A. mentioned above.

In September 2007, Flagstone Reinsurance Limited entered into a $200.0 million uncommitted letter of credit facility agreement with Wachovia Bank, N.A. (“Wachovia”). Flagstone Reinsurance Limited had not drawn upon this facility as at December 31, 2008.  Wachovia and the Company are currently engaged in negotiations to potentially amend or revise the facility to accommodate the restructuring of the Company’s global reinsurance operations which occurred on September 30, 2008, as discussed more fully above in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overwiew”.

On March 5, 2009, Flagstone Suisse entered into a secured $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Facility”). The Facility comprises a $200.0 million facility for letters of credit with a maximum tenor of 15 months, subject to automatic extension for successive periods, but in no event longer than one year. The Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.

Shelf registration

On December 24, 2008, the Company filed an unallocated universal shelf registration statement with the SEC that was declared effective on January 8, 2009. Under the shelf registration statement, the Company may issue up to $200 million of equity, debt, preferred shares or a combination of these securities. In addition, up to 71,547,891 Common Shares may be sold from time to time pursuant to this Registration Statement by the selling shareholders.

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

The Bermuda Insurance Act requires Flagstone Suisse to maintain a minimum solvency margin (being the minimum amount that the statutory assets must exceed the statutory liabilities as required by the Bermuda Insurance Act) equal to the greatest of (i) $100 million, (ii) 50% of net premiums written or (iii) 15% of the reserve for losses and loss adjustment expenses. To satisfy these requirements, Flagstone Suisse was required to maintain a minimum level of statutory capital and surplus of $326.8 million as at December 31, 2008. In addition, Flagstone Suisse is required to maintain a minimum liquidity ratio. As at December 31, 2008, 2007, and 2006, Flagstone Suisse was in compliance with all of the requirements of the Bermuda Insurance Act.

Bermuda law limits the maximum amount of annual dividends or distributions payable by Flagstone Suisse to the Company and in certain cases requires the prior notification to, or the approval of, the BMA. As a Bermuda Class 4 reinsurer, Flagstone Suisse may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus unless at least seven days before payment of those dividends it files an affidavit with the BMA signed by at least two directors and Flagstone Suisse’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone Suisse to fail to meet its prescribed solvency margin and liquidity ratio. Further, Flagstone Suisse may not reduce by 15% or more its total statutory capital as set out in its previous year’s statements, without the prior approval of the BMA. Flagstone Suisse must also maintain, as a Class 4 Bermuda reinsurer, paid-up share capital of $1 million.

Index

Island Heritage is domiciled in the Cayman Islands and maintains a Class A Domestic Insurance License issued in accordance with the terms of the Insurance Law (as revised) of the Cayman Islands, or the Law, and is subject to regulation by the Cayman Islands Monetary Authority, or CIMA, in terms of the Law.  Island Heritage is required to maintain a net worth (defined in the Law as the excess of assets, including any contingent or reserve fund secured to the satisfaction of CIMA, over liabilities other than liabilities to partners or shareholders) of at least 100,000 Cayman Islands dollars (which is equal to approximately US$120,000), subject to increase by CIMA depending on the type of business undertaken.  In addition Island Heritage may not issue any dividends without prior approval from the Cayman Islands Monetary Authority.  In order to obtain approval Island Heritage must demonstrate that the issuing of dividends would not render Island Heritage insolvent or affect its ability to pay any future claims.

Flagstone Africa is licensed to operate as a reinsurer in South Africa and is subject to statutory minimum capital requirements under applicable legislation.  In addition, a South African reinsurance company may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency requirements.

Flagstone Alliance operates under license issued by the Cyprus Insurance Superintendent to conduct general reinsurance and insurance business. Cyprus Companies Law permits dividends to be declared only if there are available sufficient distributable reserves after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation. The articles of incorporation of Flagstone Alliance do not require any specific reserves. Irrespective of the Cyprus Companies Law, Cap 113 requirements and the Flagstone Alliance’s articles of association, Flagstone Alliance should maintain at any time, reserves and assets that meet the Solvency criteria and Orders of the Cyprus Insurance Superintendent.  Flagstone Alliance complies and reports to the Superintendent of Insurance under Solvency I requirements and the Solvency II requirements will be adopted in 2012. Revenue reserves are distributable to the extent permitted by the Companies Law, and Flagstone Alliance’s Articles of Association.  The share premium account cannot be used for the distribution of dividends but can be used to issue bonus shares. The reserve arising on the conversion of share capital to Euro may be capitalized by way of a future capital increase; alternatively, Flagstone Alliance may decide at a shareholders’ general meeting to distribute the decrease by way of a dividend.

The financial services industry in the United Kingdom is regulated by the Financial Services Authority (“FSA”). The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000. Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: “to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal”.

In relation to insurance business, the FSA regulates insurers, insurance intermediaries and Lloyd’s itself. The FSA and Lloyd’s have common objectives in ensuring that Lloyd’s market is appropriately regulated and, to minimize duplication, the FSA has agreed arrangements with Lloyd’s for co-operation on supervision and enforcement.

Marlborough’s underwriting activities are therefore regulated by the FSA as well as being subject to the Lloyd’s “franchise”. Both FSA and Lloyd’s have powers to remove their respective authorization to manage Lloyd’s syndicates. Lloyd’s approves annually Syndicate 1861’s business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds at Lloyd’s).

Off Balance Sheet Arrangements

Mont Gele is a special purpose Cayman Islands exempted company licensed as a restricted Class B reinsurer in the Cayman Islands and formed solely for the purpose of entering into certain reinsurance agreements and other risk transfer agreements with Flagstone Suisse.  We have entered into an excess of loss reinsurance agreement with Mont Gele that provides us with a $60 million limit.

The Company has determined that Mont Gele has the characteristics of a variable interest entity that are addressed by FASB Interpretation No. 46R ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’). In accordance with FIN 46R, Mont Gele is not consolidated because the Company is not the primary beneficiary.

We are not party to any transaction, agreement or other contractual arrangement to which an affiliated entity unconsolidated with us is a party, other than that noted above with Mont Gele, that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The Company has determined that Valais Re has the characteristics of a variable interest entity that are addressed by FASB Interpretation No. 46R ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’). In accordance with FIN 46R, Valais Re is not consolidated because the Company is not the primary beneficiary.

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

For details relating to our letter of credit facilities see “Financial Condition, Liquidity and Capital Resources - Financial Condition – Letter of Credit Facilities”.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as at December 31, 2008:

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Long term debt - Interest(1)	$12,182	$24,357	$24,357	$281,143	$342,039
Long term debt - Principal	755	-	-	251,820	252,575
Lease obligations	6,517	11,140	9,555	11,070	38,282
Loss and loss adjustment expense reserves(2)	243,038	140,042	17,424	11,061	411,565
Capital commitments(3)	14,673	9,113	-	-	23,786
Investment commitments(4)	4,196	-	-	-	4,196
Total contractual obligations	$281,361	$184,653	$51,336	$555,094	$1,072,443

(1) The interest on the long term debt is based on a spread above LIBOR and Euribor. We have reflected interest due in the table based on the current interest rates on the facility. See “Long Term Debt” above for further details.
(2) The Company has based its estimate of future claim payments upon benchmark payment patterns constructed internally, drawing upon available relevant industry sources of loss and allocated loss adjustment expense development data which may include both internal and external data sources. We also supplement these benchmark payment patterns with information received from treaty submissions and periodically update them. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. See “— Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves.”
(3) The Company has entered into commitment for the construction of office buildings located in Luxembourg and Martingy as well as the acquisition and upgrade of an aircraft.
(4) The Company has made certain commitments with respect to an investment in a private equity fund and may receive capital call requests in 2009.

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

Index

Prior to December 2007, gains and losses on foreign currency forward contracts and on foreign currency swaps used to hedge the foreign currency exposure of the Company’s debt, investments in and loan to various subsidiaries, and operational balances (premiums and reserves) of our investments in foreign subsidiaries were recorded with realized gains and losses - other on the income statement, while gains and losses on the translation of foreign subsidiaries’ assets and liabilities were recorded in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS 52”) as a change in currency translation adjustment, a component of comprehensive income. Since the change in currency translation adjustment is not a component of net income, there was volatility created in our reported earnings from the translation of our foreign subsidiaries. Prior to renewing our forward contracts in December 2007, we considered the guidance under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which outlines the designated hedge accounting method, which permits the offset of gains and losses on the hedged instruments (i.e. the forward contracts) against the gains and losses recorded for the hedged items (i.e. net investment in foreign subsidiaries). The Company designated $337.7 million of foreign currency forwards contractual value as hedge instruments, which had a fair value of $(5.7) million at December 31, 2008. During the year ended December 31, 2008, the Company recorded $17.0 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.  The losses on forward contracts resulted from the continued weakening of the U.S. dollar against the Swiss franc.

At December 31, 2008, the value of the U.S. dollar strengthened approximately 27.8% against the British pound, 4.9% against the Euro, 20.1% against the Canadian dollar, and weakened 6.4% against the Swiss franc, compared to December 31, 2007. Since a large proportion of the Company’s assets and liabilities are expressed in these currencies, there was a net decrease in the U.S. dollar value of the assets and liabilities denominated in these currencies in 2008.

Net foreign exchange (losses) gains amounted to a loss of $(21.5) million, a gain of $5.3 million and a gain of $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively (See “Results of Operations” above).

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

Index

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

As at December 31, 2008, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.8%, or approximately $33.1 million. As at December 31, 2008, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.0%, or approximately $35.4 million.  As at December 31, 2007, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.0%, or approximately $48.6 million. As at December 31, 2007, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.4%, or approximately $55.0 million.

As at December 31, 2008, we held $141.9 million, or 18.1%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. As at December 31, 2007, we held $353.9 million, or 31.9%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at December 31, 2008 or 2007. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company could be accelerated and will be reinvested at the prevailing interest rates.

The Company uses interest rate swap contracts in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. The Company also uses interest rate swaps to manage its borrowing costs on long term debt.  As of December 31, 2008, there were no interest rate swaps in the portfolio.  As of December 31, 2007, there were a total of $389.9 million of notional value of interest rate swaps in the portfolio with a total fair value of $2.3 million. During the year ended December 31, 2007, the Company recorded $0.5 million of realized and unrealized gains on interest rate swaps.

Equity Price Risk

We may gain exposure to the equity, commodities and real estate markets through the use of various index-linked futures, exchange traded funds, total return swaps and global REIT funds.  The total of such exposure as of December 31, 2008 was $78.5 million.  However, from a fair value perspective, futures and swaps positions are valued for only the unrealized gains and losses, but not for the exposure. As a result, the fair value of these positions as at December 31, 2008 amounted to $16.7 million and was recorded in both equities and other investments and the net realized and unrealized losses of $264.8 million for the year ended December 31, 2008 are recorded in “Net realized and unrealized (losses) gains – investments”.  The fair value of equity positions as at December 31, 2007 amounted to $80.9 million and was recorded in both equities and other investments and the net realized and unrealized gains of $8.0 million for the year ended December 31, 2007 are recorded in the consolidated statements of operations. The total exposure of the index-linked futures was $40.5 million as at December 31, 2008 compared to $346.1 million at December 31, 2007. During the last quarter of 2008, we have changed our exposure to equities, commodities and real estate as per our revised investment asset allocation – see “Financial Condition, Liquidity and Capital Resources - Financial Condition”.

Index

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at December 31, 2008, the majority of our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed income investments to an acceptable level.

The Company does not have any exposure to credit risk as a holder of sub-prime backed investments.  The Company does not allow sub-prime investment by any investment manager.  At December 31, 2007, all sub-prime assets within the investment portfolio had been liquidated.  At December 31, 2008, we held $3.0 million of Alt-A securities with an average rating of AA+, including one security valued at $0.04 million with a rating of BB.

The Company is operating in an investment climate that is characterized by significant uncertainty and resultant market volatility. The recent failure of large financial institutions in the United States has exacerbated the uncertainty. The Company has carefully analyzed its exposure to the recent market turmoil, and based on its analysis has concluded that it does not have significant direct exposure to Lehman Brothers, American International Group Inc. (“AIG”),  Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Madoff funds; however the indirect impact of such significant business failures is difficult to determine and the Company will continue to monitor market developments as they occur.

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

In addition, the Company has exposure to credit risk as it relates to its trade balances receivable, namely insurance and reinsurance balances receivable.  Insurance and reinsurance balances receivable from the Company’s clients at December 31, 2008 and December 31, 2007, were $218.3 million and $136.6 million, respectively, including balances both currently due and accrued.  The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $2.0 million in bad debt expenses related to its insurance and reinsurance balances receivable.

The Company purchases retrocessional reinsurance and we require our reinsurers to have adequate financial strength.  The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis.

In addition, consistent with industry practice, we assume a degree of credit risk associated with reinsurance and insurance brokers.  We frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts to the ceding insurers that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we may remain liable to the ceding insurer for the deficiency.  Conversely, in certain jurisdictions, when the ceding insurer pays premiums to reinsurance brokers for payment to us, these premiums are considered to have been paid and the ceding insurer will no longer be liable to us for those amounts, regardless of whether we have received the premiums.

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

Foreign Currency Risk

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for our Bermuda, Cayman Island, Luxembourg and Gibraltar subsidiaries and the Bermuda branch of Flagstone Suisse, whose functional currency, following the restructuring, is the U.S. dollar.  We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar.  When we incur a loss in a non-U.S. dollar currency, we carry the liability on our books in the original currency.  As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and converted to the functional currency (either U.S. dollars, Swiss franc, Euro or South African rand), and the time claims are paid.

Index

With respect to loss reserves denominated in non-U.S. dollar currencies, our policy is to hedge the expected losses with forward foreign exchange purchases.  Expected losses means incurred and reported losses and incurred but not reported losses.  We do not hedge future catastrophe events.  However, upon the occurrence of a catastrophe loss and when the actuarial department has estimated the loss to the Company, we purchase foreign currency promptly on a forward basis.  When we pay claims in a non-base currency, we either use the proceeds of a foreign currency forward contract to do so, or buy spot foreign exchange to pay the claim and simultaneously adjust the hedge balance to the new lower exposure.

Investments

The majority of the securities held in our investment portfolios are measured in U.S. dollars.  At the time of purchase, each investment is identified as either a hedged investment, to be maintained with an appropriate currency hedge to U.S. dollars or Swiss francs as the case may be, or an unhedged investment, one not to be maintained with a hedge.  Generally, fixed income investments will be hedged, listed equity investments may or may not be hedged, and other investments such as real estate and commodities will not be hedged.

Financing

When the Company or its subsidiaries issues a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure.  The contractual amount of these contracts as at December 31, 2008 and December 31, 2007 was $432.4 million and $311.1 million, respectively, and these contracts had a fair value of $(9.5) million and $(7.1) million, respectively.   During the year ended December 31, 2008, the Company recorded $7.1 million of realized and unrealized gains on foreign currency forward contracts and for the year ended December 31, 2007 recorded $14.0 million of realized and unrealized losses on foreign currency forward contracts.   The Company designated foreign currency forwards with notional contractual value of $337.7 million as hedging instruments, which had a fair value of $(5.7) million as of December 31, 2008.  During the year ended December 31, 2008, the Company recorded $17.0 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. The Company designated foreign currency forwards with notional contractual value of $264.4 million as hedging instruments, which had a fair value of $(3.4) million as of December 31, 2007.  During the year ended December 31, 2007, the Company recorded $3.5 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

The Company entered into a foreign currency swap with Lehman Brothers Inc. to hedge the Euro-denominated Deferrable Interest Debentures recorded as long term debt.  Under the original terms of the foreign currency swap, the Company exchanged €13.0 million for $16.7 million, will receive Euribor plus 354 basis points and pay LIBOR plus 371 basis points.  The swap, which was to expire on September 15, 2011, had a fair value of $2.5 million as at December 31, 2007.  The agreement was terminated, as per the terms of the swap agreement, on September 15, 2008 due to the bankruptcy of Lehman Brothers Inc. The Company entered into a new swap agreement with a different counterparty.  Under the terms of the new foreign currency swap, the Company exchanged €13.0 million for $18.4 million, will receive Euribor plus 354 basis points and pay LIBOR plus 367 basis points.  The swap expires on September 15, 2011 and had a fair value of $(0.3) million as at December 31, 2008.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the years ended December 31, 2008 and 2007, approximately 29.1% and 21.8%, respectively, was written in currencies other than the U.S. dollar.  For the year ended December 31, 2008, we had net foreign exchange losses of $21.5 and for the same period in 2007, we had net foreign exchange gains of $5.3 million.

The Company does not hedge currencies for which its asset or liability exposures are not material or where it is unable or impractical to do so.  In such cases, the Company is exposed to foreign currency risk.  However, the Company does not believe that the foreign currency risks corresponding to these unhedged positions are material.

Index

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flagstone Reinsurance Holdings Limited
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Flagstone Reinsurance Holdings Limited and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flagstone Reinsurance Holdings Limited and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on identified control criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009  expressed  an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 13, 2009

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2008 and 2007
(Expressed in thousands of U.S. dollars, except share data)

	As at December 31, 2008	As at December 31, 2007

ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2008 - $787,792; 2007 - $1,099,149)	$784,355	$1,109,105
Short term investments, at fair value (Amortized cost: 2008 - $30,491; 2007 - $23,660)	30,413	23,616
Equity investments, at fair value (Cost: 2008 - $16,266; 2007 - $73,603)	5,313	74,357
Other investments	54,655	293,166
Total Investments	874,736	1,500,244
Cash and cash equivalents	783,705	362,622
Restricted cash	42,403	2,832
Premium balances receivable	218,287	136,555
Unearned premiums ceded	31,119	14,608
Reinsurance recoverable	16,422	1,355
Accrued interest receivable	7,226	9,915
Receivable for investments sold	9,634	-
Deferred acquisition costs	44,601	30,607
Funds withheld	14,433	6,666
Goodwill	17,141	10,781
Intangible assets	32,873	775
Other assets	123,390	26,813
Total Assets	$2,215,970	$2,103,773

LIABILITIES
Loss and loss adjustment expense reserves	$411,565	$180,978
Unearned premiums	270,891	175,607
Insurance and reinsurance balances payable	31,123	12,088
Payable for investments purchased	7,776	41,750
Long term debt	252,575	264,889
Other liabilities	58,577	33,198
Total Liabilities	1,032,507	708,510

Minority Interest	197,450	184,778

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common voting shares, 150,000,000 authorized, $0.01 par value, issued and outstanding (2008 - 84,801,732; 2007 - 85,309,107)	848	853
Additional paid-in capital	897,344	905,316
Accumulated other comprehensive (loss) income	(8,271)	7,426
Retained earnings	96,092	296,890
Total Shareholders' Equity	986,013	1,210,485

Total Liabilities, Minority Interest and Shareholders' Equity	$2,215,970	$2,103,773

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

 Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except share and per share data)

	2008	2007	2006

REVENUES
Gross premiums written	$781,889	$577,150	$302,489
Premiums ceded	(87,191)	(50,119)	(19,991)
Net premiums written	694,698	527,031	282,498
Change in net unearned premiums	(40,530)	(49,894)	(90,435)
Net premiums earned	654,168	477,137	192,063
Net investment income	51,398	73,808	34,212
Net realized and unrealized (losses) gains - investments	(272,206)	17,174	10,304
Net realized and unrealized gains (losses) - other	11,617	(9,821)	1,943
Other income	8,215	5,811	6,099
Total revenues	453,192	564,109	244,621

EXPENSES
Loss and loss adjustment expenses	379,884	192,859	26,660
Acquisition costs	105,734	82,292	29,939
General and administrative expenses	99,026	72,461	34,741
Interest expense	18,297	18,677	4,648
Net foreign exchange losses (gains)	21,477	(5,289)	(2,079)
Total expenses	624,418	361,000	93,909
(Loss) income before income taxes, minority interest and interest in (loss) earnings of equity investments	(171,226)	203,109	150,712
Provision for income tax	(1,178)	(783)	(128)
Minority interest	(13,599)	(35,794)	-
Interest in (loss) earnings of equity investments	(1,299)	1,390	1,754
NET (LOSS) INCOME	$(187,302)	$167,922	$152,338

Change in net unrealized losses	-	-	(4,008)
Change in currency translation adjustment	(14,810)	7,945	(520)
Change in defined benefit pension plan obligation	(887)	-	-
COMPREHENSIVE (LOSS) INCOME	$(202,999)	$175,867	$147,810

Weighted average common shares outstanding—Basic	85,328,704	81,975,384	70,054,087
Weighted average common shares outstanding—Diluted	85,328,704	82,111,590	70,393,821
Net (loss) income per common share outstanding—Basic	$(2.20)	$2.05	$2.17
Net (loss) income per common share outstanding—Diluted	$(2.20)	$2.05	$2.16
Dividends declared per common share	$0.16	$0.08	$-

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2008, 2007 and 2006
 (Expressed in thousands of U.S. dollars, except share data)

	2008	2007	2006
Common voting shares:
Balance at beginning of year	85,309,107	71,547,891	55,239,491
Issued during the year	-	13,750,000	16,308,400
Conversion of restricted share units, net	190,224	11,216	-
Shares repurchased and cancelled	(697,599)	-	-
Balance at end of year	84,801,732	85,309,107	71,547,891

Share capital:
Common voting shares
Balance at beginning of year	$853	$715	$552
Issued during the year, net	2	138	163
Shares repurchased and cancelled	(7)	-	-
Balance at end of year	848	853	715

Additional paid-in capital
Balance at beginning of year	905,316	728,378	559,466
Issue of shares, net	(750)	185,488	162,921
Shares repurchased and cancelled	(6,641)	-	-
Subsidiary stock issuance	(126)	-	-
Issuance costs (related party: 2008 - $nil ; 2007 - $3,430; 2006 - $nil)	-	(16,839)	(251)
Fair value of issued warrant	3,565	-	3,372
Share based compensation expense	(4,020)	8,289	2,870
Balance at end of year	897,344	905,316	728,378

Accumulated other comprehensive (loss) income
Balance at beginning of year	7,426	(4,528)	-
Change in net unrealized losses	-	-	(4,008)
Change in currency translation adjustment	(14,810)	7,945	(520)
Defined benefit pension plan obligation	(887)	-	-
Cumulative effect adjustment from adoption of new accounting principle SFAS 159	-	4,009	-
Balance at end of year	(8,271)	7,426	(4,528)

Retained earnings (accumulated deficit)
Balance at beginning of year	296,890	139,954	(12,384)
Cumulative effect adjustment from adoption of accounting principle	-	(4,009)	-
Dividends declared	(13,496)	(6,977)	-
Net (loss) income for the year	(187,302)	167,922	152,338
Balance at end of year	96,092	296,890	139,954
	$986,013	$1,210,485	$864,519

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
 (Expressed in thousands of U.S. dollars)

	2008	2007	2006

Cash flows provided by (used in) operating activities:
Net (loss) income	$(187,302)	$167,922	$152,338
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized and unrealized losses (gains)	260,589	(7,353)	(12,247)
Net unrealized foreign exchange losses (gains)	30,792	5,718	(484)
Minority interest	13,599	35,794	-
Depreciation expense	4,797	2,647	1,018
Share based compensation expense	(325)	8,136	6,208
Interest in earnings of equity investments	1,299	(1,390)	(1,754)
Accretion/amortization on fixed maturities	(11,560)	(8,196)	156
Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(42,773)	(53,278)	(68,940)
Unearned premiums ceded	(13,799)	(9,619)	(8,224)
Deferred acquisition costs	(6,834)	(13,549)	(11,909)
Funds withheld	(7,677)	(6,666)	-
Loss and loss adjustment expense reserves	165,926	158,078	22,516
Unearned premiums	61,038	57,942	98,659
Insurance and reinsurance balances payable	5,157	(8,474)	-
Resinsurance recoverable	(6,615)	(1,355)	-
Other changes in assets and liabilities, net	(37,905)	9,081	(5,431)
Net cash provided by operating activities	228,407	335,438	171,906

Cash flows provided by (used in) investing activities:
Net cash (paid) received in acquisitions of subsidiaries	(37,344)	2,643	(12,702)
Purchases of fixed income securities	(1,313,953)	(1,699,537)	(1,712,280)
Sales and maturities of fixed income securities	1,610,242	1,391,198	1,030,738
Purchases of equity securities	(121,901)	(98,774)	(99,682)
Sales of equity securities	143,505	34,533	101,889
Purchases of other investments	(579,832)	(225,156)	(57,117)
Sales of other investments	592,083	13,872	-
Purchases of fixed assets	(21,420)	(9,668)	(6,023)
Sale of fixed asset under a sale lease-back transaction	-	18,500	-
Sale of fixed asset	1,550	-	-
Change in restricted cash	(39,571)	(2,832)	-
Net cash provided by (used in) investing activities	233,359	(575,221)	(755,177)

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	(885)	171,644	162,833
Shares repurchased and cancelled	(6,641)	-	-
Issue of notes, net of issuance costs paid	-	123,673	132,810
Contribution of minority interest	(415)	84,322	-
Repurchase of minority interest	(6,639)	(14,353)	-
Dividend paid on common shares	(13,496)	(6,823)	-
Repayment of long term debt	(9,167)	-	-
Repayment of loan under a sale lease-back transaction	-	(17,063)	-
Other	(3,311)	(5,166)	725
Net cash (used in) provided by financing activities	(40,554)	336,234	296,368

Effect of foreign exchange rate on cash	(129)	4,819	-

Increase (decrease) in cash and cash equivalents	421,083	101,270	(286,903)
Cash and cash equivalents - beginning of year	362,622	261,352	548,255
Cash and cash equivalents - end of year	$783,705	$362,622	$261,352

Supplemental cash flow information:
Receivable for investments sold	$9,634	$-	$3,599
Payable for investments purchased	$7,776	$41,750	$9,531
Interest paid	$17,863	$16,271	$3,861
The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

1.    ORGANIZATION

Flagstone Reinsurance Holdings Limited (“the Company”) is a holding company incorporated on October 4, 2005 under the laws of Bermuda. The Company, through its principal operating, wholly owned subsidiary, Flagstone Réassurance Suisse SA (“Flagstone Suisse”), is a provider of global property, property catastrophe, and short-tail specialty and casualty reinsurance. On September 30, 2008, the Company completed the restructuring of its global reinsurance operations by merging its two wholly-owned subsidiaries, Flagstone Reinsurance Limited (incorporated in Bermuda on November 10, 2005 and licensed as a Class 4 insurer under The Insurance Act 1978, as amended and related regulations (the “Insurance Act”)) and Flagstone Suisse (formed in Switzerland on September 7, 2006 and licensed by the Federal Office of Private Insurance in Switzerland on December 20, 2006) into one succeeding entity, Flagstone Suisse with its existing Bermuda branch. The merger consolidated the Company’s underwriting capital into one main operating entity. Because both companies were wholly-owned subsidiaries of the Company, the merger did not result in any changes in the previously recorded carrying values of assets or liabilities of the merged entities. Total direct external costs associated with the reorganization were $2.1 million which were expensed in the period incurred.

On March 6, 2006, the Company entered into a share purchase agreement to purchase 370,000 common shares, representing 100% of the outstanding common shares of Mont Fort Re Limited (“Mont Fort”), a segregated accounts or “cell” company registered under the Bermuda Segregated Accounts Companies Act 2000 (as amended). For further details relating to Mont Fort see Note 5 “Mont Fort Re Limited”.

On March 31, 2006, the Company acquired an equity interest in Island Heritage Holdings Limited (“Island Heritage”), a Caribbean property insurer based in the Cayman Islands.  With subsequent purchases in October 2006 and May 2007, the Company increased its equity interest in Island Heritage to 33.2%.  On July 3, 2007, the Company took a controlling interest in Island Heritage by increasing its ownership to 54.6% of Island Heritage’s voting shares. On June 30, 2008, the Company acquired an additional 16,919 shares in Island Heritage (representing 5% of its common shares) for total consideration of $3.3 million, taking its total shareholding in Island Heritage to 203,129 shares (representing a 59.6% interest).   In July 2008, Island Heritage issued common shares to certain employees under a stock based compensation plan which resulted in a small dilution of the Company’s ownership to 59.2%. Through Island Heritage, the Company primarily writes property insurance.

On March 31, 2006, the Company acquired Flagstone Capital Management (Bermuda) Limited and its subsidiaries (formerly known as West End Capital Management (Bermuda) Limited and referred to herein as “West End”), a company engaged in the business of investment and insurance management in Bermuda. West End subsidiaries include (a) Flagstone Management Services (Halifax) Limited which provides accounting, claims, information technology support, risk modeling, proprietary systems development and high performance computing and (b) Flagstone Underwriting Support Services (India) Private Limited which provides underwriting risk modeling & analysis, underwriting operations support, financial research & accounting, actuarial support, catastrophe model research, proprietary systems development, legal services and information technology support.

On June 26, 2008, the Company acquired a 65% interest in Flagstone Reinsurance Africa Limited (“Flagstone Africa”), formerly known as Imperial Reinsurance Company Limited (“Imperial Re”), a South African reinsurer who primarily writes multiple lines of reinsurance in sub-Saharan Africa.  On October 6, 2008, the Company acquired a controlling interest in Flagstone Alliance Insurance and Reinsurance Plc (“Flagstone Alliance”), formerly known as Alliance International Reinsurance Public Company Limited (“Alliance Re”) a Cypriot reinsurer writing multiple lines of business in Europe, Asia, and the Middle East and North Africa region.   The Company acquired the remaining outstanding common shares of Alliance so that as of December 10, 2008, the Company owned 100% of the outstanding common shares of Flagstone Alliance. On November 18, 2008, the Company acquired 100% of the common shares of Marlborough Underwriting Agency Limited, (“Marlborough”) the managing agency for Lloyd’s Syndicate 1861 - a Lloyd’s syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance.  For further information on these acquisitions refer to Note 3 “Acquisitions”.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying financial statements as at December 31, 2008 include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as at December 31, 2008 and 2007 and the results of operations and cash flows for the years ended December 31, 2008, 2007 and 2006.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (“VIEs”). The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46(R)”).  Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares are accounted for using the equity method.  All inter-company accounts and transactions have been eliminated on consolidation.

These financial statements contain certain reclassifications of prior period amounts to be consistent with the current period presentation with no effect on net income or loss including the reclassification of restricted cash from cash and cash equivalents and other assets and the reclassification of reinsurance recoverable from other assets.

Prior to 2008, the Company operated through one reportable segment, consisting of Reinsurance.  Following a review of its operating segments in 2008, the Company revised its reportable business segments and is currently organized into two reportable business segments: Reinsurance and Insurance.  Prior periods have been re-segmented to conform to the current presentation.

Use of Estimates in Financial Statements

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s principal estimates are for fair value of investments, loss and loss adjustment expenses, estimates of premiums written, premiums earned, acquisition costs and share based compensation.  The Company reviews and revises these estimates as appropriate based on current information. Any adjustments made to these estimates are reflected in the period the estimates are revised.

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves, including losses incurred but not reported (“IBNR”) and provisions for settlement expenses, include amounts determined from loss reports on individual cases, independent actuarial determinations and amounts based on the Company’s own historical experience. To the extent that the Company’s own historical experience is inadequate for estimating reserves, such estimates may be determined based upon industry data and management estimates.

A significant portion of the Company’s business is property catastrophe and programs with high attachment points of coverage. Reserving for losses in such programs is inherently judgmental in that losses in excess of the attachment level on those programs are characterized as high severity and low frequency and losses are impacted by other factors which could vary significantly as claims are settled. This limits the volume of relevant industry claims experience available from which to reliably predict ultimate losses following a loss event. In addition, the Company has limited past loss experience due to its relatively short operating history, which increases the inherent uncertainty in estimating ultimate loss levels.

Loss and loss adjustment expense reserves include a component for outstanding case reserves for which claims have been reported and a component for IBNR. Case reserve estimates are initially set on the basis of loss reports received from insureds and ceding companies. Estimated IBNR reserves consist of a provision for additional development in excess of the case reserves reported by insureds and ceding companies as well as a provision for claims which have occurred but which have not yet been reported to the Company’s insureds and by ceding companies. IBNR reserves are estimated by management using various actuarial methods as well as a combination of the Company’s loss experience, insurance industry loss experience, underwriters’ experience, general market trends, and management’s judgment. The Company’s internal actuaries review the reserving assumptions and methodologies on a quarterly basis.

While management believes the reserves for case and IBNR reserves are sufficient, the uncertainties inherent in the reserving process, delays in insureds and ceding companies reporting losses to the Company together with the potential for unforeseen adverse developments, may result in loss and loss adjustment expense reserves significantly greater or less than the reserve provided at the time of the loss event. Loss and loss adjustment expense reserve estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in the period in which they become known.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Premiums and Acquisition Costs

Premiums are first recognized as written as at the date that the contract is bound. The Company writes both excess of loss and pro rata reinsurance contracts, and also writes a select property insurance portfolio.

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

The Company has entered into industry loss warranty transactions that are structured as reinsurance or derivatives. The Company evaluates each contract in accordance with Derivatives Implementation Group B26, “Dual Trigger Property and Casualty Contracts” to determine if the amounts received from these contracts should be recorded as reinsurance transactions or as derivatives. When the transactions are determined to be reinsurance, the consideration received is recorded as premiums written and earned over the contract period.

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

Reinsurance and insurance premiums ceded are expensed over the period the reinsurance coverage is provided. Unearned ceded premiums represent the portion of premiums ceded related to the unexpired portion of the risk period.

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

Investments, Cash and Cash Equivalents

Prior to January 1, 2007, investments were considered available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and were carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. Following the issuance by the FASB of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), the Company elected to early adopt the fair value option for all fixed maturity investments, equity investments (excluding investments accounted for under the equity method of accounting), real estate investment trusts (“REITs”), investment funds, catastrophe bonds, and fixed income funds commencing January 1, 2007. This election required the Company to adopt SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The difference as a result of the election of the fair value option is in respect to the treatment of unrealized gains and losses. Prior to January 1, 2007, unrealized gains and losses on fixed maturity investments and equities were included within accumulated other comprehensive (loss) income as a separate component of shareholders’ equity. On January 1, 2007, a cumulative-effect adjustment was made to reclassify the net unrealized losses, which represented the difference between the cost or amortized cost of investments and the fair value of those investments at December 31, 2006, from accumulated other comprehensive loss as at December 31, 2006 into retained earnings in the amount of $4.0 million. Subsequent to January 1, 2007, any movement in unrealized gains and losses has been recorded within net realized and unrealized gains (losses) on investments within the audited consolidated statements of operations and comprehensive (loss) income.  Investments are recorded on a trade date basis and realized gains and losses on sales of investments are determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments, using effective interest rate method.

The election of SFAS 159 did not change the carrying value of our fixed maturity investments, equity investments, REITs, investment funds, catastrophe bonds, fixed income fund and derivative instruments as they were previously carried at fair value.

In accordance with SFAS 157, the Company determined that its investments in U.S. government securities, listed equity securities and fixed income fund are stated at Level 1 fair value as determined by the quoted market price of these securities as provided either by independent pricing services or exchange market prices or, when such prices are not available, by reference to broker or underwriter quotes.  When the market for a security is considered active and multiple quotes are obtained with identical prices, the quote is considered to be binding. Investments in corporate bonds, mortgage-backed securities, asset-backed securities, exchange traded funds, investment funds that are hedge funds, REITs and REIT funds are stated at Level 2 fair value derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history.  There are two mortgage-backed securities that were classified as Level 3 due to the limited availability of the pricing sources.  Investment funds and other investments are stated at Level 3 fair value as determined by either the most recently published net asset value, being the fund’s holdings in quoted securities adjusted for administrative expenses, or the most recently advised net asset value as advised by the fund adjusted for cash flows, where the fund’s holdings are in private equity investments.  The private equity investments are valued by the investment fund managers using the valuations and financial statements provided by the general partners of the funds on a quarterly basis.  These valuations are then adjusted by the investment fund managers for cash flows since the most recent valuation.  The valuation methodology used for the investment funds is consistent with the methodology that is generally employed in the investment industry.

Catastrophe bonds are stated at Level 3 fair value as determined by reference to broker indications. Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The Company’s share based compensation plans consists of performance share units (“PSUs”) and restricted share units (“RSUs”). The PSUs are designed to maximize shareholder value over long periods of time by aligning the financial interests of the Company’s management with those of its shareholders. The Company estimates the fair value of PSUs granted under the Performance Share Unit Plan (“PSU Plan”) on the date of grant using the grant date fair value and the most probable performance factor for the two-year and three-year performance period and records the compensation expense in its consolidated statements of operations over the course of such period. At the end of each quarter, the Company reassesses the projected results for each two-year and three-year performance period as its financial results evolve. The Company recalculates the compensation expense under the PSU Plan and reflects any adjustments in the consolidated statements of operations in the period in which they are determined.

The RSUs are granted to employees and directors of the Company. RSUs granted to employees generally vest two years after the date of grant and RSUs granted to directors vest on the date of grant. The company estimates the fair value of RSUs on the date of grant and records the compensation expense in its consolidated statements of operations over the vesting period.

Warrant

The Company accounts for the warrant granted to Haverford (Bermuda) Ltd. (“Haverford”), a related party due to common ownership, as stock compensation in accordance with SFAS No. 123(R). Compensation expense for the warrant was measured at fair value at the date of issuance of the warrant and recorded as compensation expense in the issuance period as there was no required service period. Additional compensation expense was recorded as a result of amendments to the warrant on November 14, 2008. (See Note 13 “Shareholders’ Equity” for additional details).

Retirement Benefit Arrangements

Effective January 1, 2008, the Company adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires an entity to, among other things: (a) recognize an asset or a liability in the Consolidated Balance Sheets for the funded status of defined benefit plans that are overfunded or underfunded, respectively, measured as the difference between the fair value of plan assets and the pension obligation; (b) recognize changes in the funded status of defined benefit plans in the year in which the changes occur as a component of other comprehensive income, net of tax; and (c) measure defined benefit plan assets and obligations as of the date of the employer’s balance sheet (see Note 11 “Retirement Benefit Arrangements”).

Derivative Instruments

The Company accounts for its derivative instruments using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the fair value recorded in other assets or liabilities.  The accounting for realized and unrealized gains and losses associated with changes in the fair value of derivatives depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability being hedged.  The realized and unrealized gains and losses on derivatives not designated as hedging instruments are included in net realized and unrealized gains and losses in the consolidated financial statements. Gains and losses associated with changes in fair value of the designated hedge instruments are recorded with the gains and losses on the hedged items, to the extent that the hedge is effective.  Derivative instruments are stated at fair value in accordance with SFAS 157 based on a quoted market price for futures contracts and based on observable market inputs (such as currency spot and forward rates, underlying exchange traded securities yield curves and transactional history) for foreign currency forwards, total return swaps, currency swaps, interest rates swaps and “to be announced” mortgage-backed securities (“TBAs”). The Company fair values reinsurance derivative contracts using internal valuation models, with the significant inputs to the valuation models being the underlying risk exposure and the time left to the end of the contract.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company specifically identifies the investments in or loans to subsidiaries that have been designated as hedged items and states how the hedging instruments are expected to hedge the risks related to the hedged items. The Company formally measures effectiveness of its designated hedging relationships, both at the hedge inception and at least once every three months. The Company assesses the effectiveness of its designated foreign currency hedges, using the spot method, based on the value of the investment in and loans to subsidiaries and the currency translation adjustment recorded upon consolidation. The time value component of the designated fair value hedges is excluded from the assessment of hedge effectiveness.

The Company will discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the foreign currency exposure of a hedged item. To the extent that the Company in the future chooses to discontinue hedge accounting related to its foreign currency hedging of its investment in and loans to subsidiaries because, based on Management’s assessment, the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried in the consolidated balance sheets at its fair value, with changes in its fair value recognized in current period net income.

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

The Company has entered into futures options contracts, both purchased and written, on major hurricane indexes that are traded on the Chicago Mercantile Exchange. The Company uses these futures options contracts to manage exposures as part of its reinsurance activities.  These derivatives are recorded at fair value in other assets or liabilities with changes in fair value recorded in net realized and unrealized gains and losses in the consolidated financial statements.

Business Combinations

Business combinations are accounted for under the purchase method in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).  See Note 3 “Acquisitions” for further details.

Goodwill and Intangible Assets

The Company accounts for intangible assets that arise from business combinations in accordance with SFAS No. 141. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired by the Company. Goodwill is recorded as an asset and is not amortized.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”), the Company will perform, at a minimum, an annual valuation of its goodwill and intangible assets to test for impairment or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If, as a result of the assessment, the Company determines that the value of its goodwill and intangible assets are impaired, the Company will record an impairment charge in the period in which the determination is made.

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

The Company conducted its annual reviews as at December 31, 2008 and determined that the recorded goodwill and intangible assets were not impaired.

Funds Withheld

Funds held by reinsured companies represent insurance balances retained by ceding companies for a period in accordance with contractual terms.  The Company generally earns investment income on these balances during the period funds are held.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company’s operating subsidiaries are generally their national currencies. In translating the financial statements of those subsidiaries whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the weighted average foreign exchange rates for the period. The cumulative translation adjustment is reported in the consolidated balance sheets as a separate component of accumulated other comprehensive (loss) income.

In recording foreign currency transactions, revenues and expense items are converted at the prevailing exchange rate at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, which may result in the recognition of exchange gains or losses. The exchange gains and losses are reported in the consolidated statements of operations as net foreign exchange (losses) gains.

Earnings (Loss) Per Common Share

The calculation of basic earnings (loss) per common share is based on weighted average common shares and weighted average vested RSUs outstanding and excludes any dilutive effects of warrants and share equivalents. Diluted earnings (loss) per common share assume the exercise of all dilutive warrant and share equivalents.

The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of diluted return-on-equity (“DROE”). Because the number of common shares contingently issuable under the PSU Plan depends on the average DROE over a two-year or three year period, the PSUs are excluded from the calculation of diluted earnings per share until the end of the performance period, when the number of shares issuable under the PSU Plan will be known.

Taxation

Certain subsidiaries of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the consolidated balance sheets and those used in the various jurisdictional tax returns. When management’s assessment indicates that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets. We adopted the provisions of FASB Interpretation No. 48, “According for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Under FIN 48, the tax benefits of uncertain tax positions may only be recognized when the position is more-likely-than-not to be sustained upon audit by the relevant taxing authorities.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

New Accounting Pronouncements

On October 10, 2008, the FASB issued a FASB staff position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”) to clarify the application of SFAS 157 in a market that is not active. SFAS 157-3 provides that determination of fair value in a dislocated market depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. The use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. SFAS 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The Company has considered the provisions of SFAS 157-3 on the current quarter and determined that the application of SFAS 157-3 does not have an effect on the Company’s current financial position.

On November 13, 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” (“EITF 08-6”). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(revised 2007), “Business Combinations”. Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 08-6 on its consolidated results of operations and financial condition.

3. ACQUISITIONS

Flagstone Africa

On June 26, 2008, Flagstone Suisse purchased 3,714,286 shares (representing a 65% interest) in Flagstone Africa for a purchase price of $18.6 million.  The Company recorded $1.1 million of goodwill on the date of acquisition. In July, 2008, the South Africa Registrar of Companies recorded a change of name from Imperial Re to Flagstone Africa. Flagstone Africa is domiciled in South Africa and writes multiple lines of reinsurance in sub-Saharan Africa.

The fair value of the net assets acquired and allocation of the purchase price is summarized as follows:

		As at
		June 26, 2008

Total purchase price		$18,631
Assets acquired
Cash and cash equivalents	$24,629
Investments	7,757
Reinsurance premium balances receivable	1,906
Unearned premiums ceded	2,497
Deferred acquisition costs	189
Other assets	3,360
Assets acquired		40,338
Liabilities acquired
Loss reserves	7,301
Unearned premiums	3,550
Insurance and reinsurance balances payable	179
Other liabilities	2,368
Liabilities acquired		13,398
Minority interest acquired		9,429
Excess purchase price (Goodwill)		$1,120

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

 Flagstone Alliance

During 2008, the Company acquired 100% of Alliance Re (renamed Flagstone Alliance) for total consideration of $45.3 million. In June 2008, the Company purchased 9,977,664 shares (representing 14.6% of Flagstone Alliance’s common shares) for $6.8 million and on August 12, 2008, purchased 10,498,164 shares (representing 15.4% of Flagstone Alliance’s common shares) for $6.8 million, from current shareholders. During September 2008, the Company acquired a further 4,427,189 shares on the open market for total consideration of $3.0 million. The remainder of the 43,444,198 shares were acquired during the fourth quarter of 2008 for total consideration of $28.7 million.  Flagstone Alliance, domiciled in the Republic of Cyprus is a specialist property and casualty reinsurer writing multiple lines of business in Europe, Asia, and the Middle East and North Africa region.

The fair value of the net assets acquired and allocation of the purchase price is summarized as follows:

		As at
		October 1, 2008

Total purchase price		$45,302
Assets acquired
Cash and cash equivalents	$40,066
Investments	22,488
Reinsurance premium balances receivable	41,916
Unearned premiums ceded	2,548
Reinsurance recoverable	8,306
Deferred acquisition costs	7,930
Intangible asset - indefinite useful life	1,056
Fixed assets	32,015
Other assets	1,611
Assets acquired		157,936
Liabilities acquired
Loss reserves	61,187
Unearned premiums	34,404
Insurance and reinsurance balances payable	14,908
Other liabilities	3,191
Liabilities acquired		113,690
Excess purchase price (Goodwill)		$1,056

The Company recorded $1.1 million of goodwill on the acquisition and recorded intangible assets of $1.1 million related to the value of licenses which are estimated to have an indefinite useful life. The Company is in the process of determining the value of certain net assets acquired, therefore the allocation of the purchase price is subject to change to account for the outcome of the valuation.

While the Company does not consider any of the acquisitions during 2008 to be material (including the acquisition of Flagstone Alliance), the following unaudited financial information related to the Company’s acquisition of Flagstone Alliance for the years ended December 31, 2008, 2007 and 2006 illustrates the results of the acquired entity for each of the periods presented.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

	Year ended December 31, 2008 (unaudited)	Year ended December 31, 2007 (unaudited)	Year ended December 31, 2006 (unaudited)

Revenue	$36,118	$42,567	$36,169
Net (loss) income	$(22,666)	$(6,551)	$2,261
Net (loss) income per common share - Basic	$(0.27)	$(0.08)	$0.03
Net (loss) income per common share - Diluted	$(0.27)	$(0.08)	$0.03

Marlborough

On October 17, 2008, the Company announced that it had entered into an agreement to acquire 100% of the common shares of Marlborough Underwriting Agency Limited, the managing agency for Lloyd’s Syndicate 1861 - a Lloyd’s syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance, from the Berkshire Hathaway Group. The acquisition does not include the existing corporate Lloyd’s member or any liability for business written during or prior to 2008. The acquisition closed on November 18, 2008, following receipt of approval from Lloyd’s and UK Financial Services Authority. Total consideration for the acquisition of the shares of Marlborough was $48.4 million, including $1.0 million of acquisition costs paid to external parties. The Company licensed its own corporate capital vehicle, Flagstone Corporate Name Limited, to be the capital provider for Lloyd’s Syndicate 1861 for fiscal year 2009 onwards. The acquisition provides the Company with a Lloyd’s platform with access to both London business and that sourced globally from our network of offices.

The fair value of the net assets acquired and allocation of purchase price is summarized as follows:

		As at
		November 18, 2008

Total purchase price		$48,386
Assets acquired
Cash and cash equivalents	$13,562
Intangible asset - indefinite useful life	23,480
Intangible asset -finite useful life	8,823
Other assets	1,948
Assets acquired		47,813
Liabilities acquired
Accounts payable and accrued liabilities	2,519
Liabilities acquired		2,519
Excess purchase price (Goodwill)		$3,092

The Company recorded $3.1 million of goodwill on the acquisition including the value of the workforce and recorded intangible assets of $23.5 million related to syndicate capacity, $3.4 million related to the distribution network, $1.4 million related to the trade name and $4.0 million related to software. Syndicate capacity represents Marlborough’s authorized premium income limit to write insurance business in the Lloyd’s market. The capacity is renewed annually at no cost to Marlborough, but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business under the syndicate capacity is indefinite with the premium income limit being set yearly by Marlborough, subject to Lloyd’s approval. The trade name and distribution network are estimated to have finite useful lives of 10 years and 20 years, respectively, and the software is estimated to have a finite useful life of 10 years.   The trade name and software are amortized on a straight line basis over the periods indicated and the distribution network is amortized on an accelerated method basis.  Syndicate capacity and goodwill are estimated to have indefinite useful lives.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

4.   GOODWILL AND INTANGIBLES

The following table details goodwill and intangible assets at December 31, 2008 and 2007:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life
Balance at December 31, 2006	$5,624	$-	$-
Additions during the year	5,157	775	-
Balance at December 31, 2007	$10,781	$775	$-
Additions during the year	6,537	24,536	$8,823
Impact of foreign exchange	(177)	(920)	(341)
Balance at December 31, 2008	$17,141	$24,391	$8,482

		Year ended December 31,
Goodwill relates to the following reportable segments:		2008	2007
Reinsurance		$4,118	$2,000
Insurance		10,050	8,781
Unallocated (1)		2,973	-
		$14,168	$10,781

(1) Unallocated goodwill relates to the acquisition of Marlborough. Segment allocation to be finalized.

5.    MONT FORT RE LIMITED

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

On January 2, 2007, Mont Fort closed an offering of preferred shares relating to its second cell, Mont Fort ILW 2 which yielded gross proceeds of $55.0 million from LB I.  Mont Fort, in respect of Mont Fort ILW 2, entered into a quota share reinsurance contract with the Company under which the Company assumes 8.3% of the business written by Mont Fort ILW 2.

On January 12, 2007, Mont Fort closed an offering of preferred shares relating to a third cell, Mont Fort HL which yielded gross proceeds of $28.1 million. The investor in Mont Fort HL is Newcastle Special Opportunity Fund V, L.P., an entity with no previous investments or affiliations with the Company or with Mont Fort. Mont Fort, in respect of Mont Fort HL, entered into a quota share reinsurance contract with the Company under which the Company assumes 9.0% of the business written by Mont Fort HL.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Further, with the addition of any new contracts that the Company enters into with each of the new cells, the Company will evaluate whether the contracts with Mont Fort continue to meet the risk transfer parameters of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”) considered individually and, where appropriate, in the aggregate.  In the event that these cells caused any contract or group of contracts to fail to meet the risk transfer parameters, the Company’s future financial statements would account for these reinsurance transactions in accordance with the provisions of Statement of Position 98-7 “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that do not Transfer Insurance Risk.”

In accordance with a reinsurance agreement entered into between the Company and Mont Fort on behalf on its cells, the Company earns a ceding commission from the cells based on the level of premiums ceded to the cells. During the years ended December 31, 2008 and 2007, transactions between the Company and Mont Fort were eliminated upon consolidation.  During the year ended December 31, 2006, when Mont Fort was not consolidated, the Company earned $0.4 million from Mont Fort ILW under this arrangement.  West End also entered into an investment management agreement with Mont Fort in respect to each cell.  Under the agreement, West End earns an investment management fee based on the current size of the cells and a performance-based fee of 15% of the increase, if any, in the net asset value of each cell over the course of each year. During the year ended December 31, 2006, West End earned $1.3 million from Mont Fort ILW under this arrangement. On August 28, 2006, Mont Fort repurchased the preferred shares held by the Company for $5.1 million, and Mont Fort in respect of Mont Fort ILW entered into a quota share reinsurance contract with the Company under which the Company assumes 8.3% of the business written by Mont Fort ILW.

On February 8, 2008, Mont Fort repurchased 5 million preferred shares relating to its second cell, Mont Fort ILW 2 for $6.6 million.

Included in the Company’s assets as at December 31, 2008 and 2007 were cash, cash equivalents and fixed maturity investments of $184.3 million and $177.0 million, respectively, held for the sole benefit of preferred shareholders of each specific Mont Fort cell and available to settle the specific current and future liabilities of each cell.

6.       INVESTMENTS

Fixed maturity, short term and equity investments

The cost or amortized cost, gross unrealized gains and losses, and carrying values of the Company’s fixed maturity, short term and equity investments as at December 31, 2008 and 2007 are as follows:

	As at December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized
	cost or cost	gains	losses	Fair value
Fixed maturities
U.S. government and government agency	$487,667	$9,533	$(10,359)	$486,841
Other foreign governments	15,109	104	(7)	15,206
Corporates	139,057	4,298	(2,931)	140,424
Mortgage-backed securities	115,478	2,406	(5,810)	112,074
Asset-backed securities	30,481	35	(706)	29,810
Total fixed maturities	$787,792	$16,376	$(19,813)	$784,355

Short term investments	$30,491	$-	$(78)	$30,413
			.
Equity investments	$16,266	$784	$(11,737)	$5,313

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

	As at December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized
	cost or cost	gains	losses	Fair value
Fixed maturities
U.S. government and government agency	$479,462	$14,508	$(1)	$493,969
Other foreign governments	545	15	(2)	558
Corporates	265,569	909	(5,786)	260,692
Mortgage-backed securities	198,242	2,807	(2,315)	198,734
Asset-backed securities	155,331	289	(468)	155,152
Total fixed maturities	$1,099,149	$18,528	$(8,572)	$1,109,105

Short term investments	$23,660	$5	$(49)	$23,616

Equity investments	$73,603	$754	$-	$74,357

Proceeds from the sale of fixed maturity, short term and equity investments during the year ended December 31, 2008 and 2007 amounted to $1.8 billion and $1.4 billion, respectively.

The contractual maturity dates of fixed maturity and short term investments as at December 31, 2008 and 2007 are as follows:

	As at December 31,
	2008		2007
	Amortized cost	Fair value	Amortized cost	Fair value

Due within one year	$96,578	$96,660	$57,039	$57,033
Due after 1 through 5 years	305,089	301,166	373,643	372,338
Due after 5 through 10 years	142,447	142,939	202,990	209,821
Due after 10 years	128,210	132,119	135,564	139,643
Mortgage and asset-backed securities	145,959	141,884	353,573	353,886
Total	$818,283	$814,768	$1,122,809	$1,132,721

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

At December 31, 2008, the Company’s entire fixed maturity investment portfolio, with the exception of $0.3 million, was invested in securities which were investment grade. At December 31, 2007, 100% of the Company’s fixed maturity investment portfolio was invested in securities which were investment grade. As at December 31, 2008 and 2007, the Company did not hold any security with direct exposure to the sub-prime markets.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Other investments

The Company’s other investments include:

	As at December 31,
	2008	2007

Investment funds	$9,805	$31,249
Catastrophe bonds	39,174	36,619
Real estate investment trusts	-	12,204
Fixed income fund	-	212,982
Other investments	5,676	112
Total other investments	$54,655	$293,166

Catastrophe bonds held pay a variable interest coupon and their return, from interest and return of principal, is contingent upon climatological and geological events.  The catastrophe bonds are recorded at fair value and as at December 31, 2008 and 2007 they had net realized gains of $0.3 and $0.8 million for the years then ended, respectively.

The investment funds consist of investments in private equity funds.  The Company accounts for its other investments at fair value based on the most recent financial information available from fund managers and third party administrators, plus fair value adjustments where it is deemed appropriate based on analysis and discussions with the fund managers.

Other investments consist of equity investments in which the Company is deemed to have a significant influence.

Fair value disclosure

The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.  In accordance with SFAS No. 157, the Company determined that its investments in U.S. government securities, listed equity securities and fixed income fund are stated at Level 1 fair value. Investments in corporate bonds, mortgage-backed securities, equity exchange traded funds, investment funds that are hedge funds, asset backed securities, real estate investment trust (“REITs”) and REIT funds are stated at Level 2, whereas the investment funds that are private placement investments, catastrophe bonds and two corporate bond securities are stated at Level 3 fair value.

The Company has reviewed its Level 3 investments and the valuation methods.  Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.  The private equity investments are valued based on valuations received from the investment fund managers using the valuations and financial statements provided by the underlying general partners of the funds on a quarterly basis.  These valuations are then adjusted by the investment fund managers for cash flows since the most recent valuation.  The valuation methodology used for investment funds is consistent with the methodology that is generally employed in the investment industry.  The Company also transferred two corporate bonds at fair value from Level 2 into Level 3 as of December 31, 2008 due to limited availability of market data and significant reliance on model valuation by the pricing sources.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

As at December 31, 2008 and 2007, the Company’s investments are allocated between levels as follows:

	Fair Value Measurement at December 31, 2008, using:

		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
Fixed maturity investments	$784,355	$447,226	$336,203	$926
Short term investments	30,413	30,413	-	-
Equity investments	5,313	5,313	-	-
	820,081	482,952	336,203	926
Other Investments
Investment funds	9,805	-	647	9,158
Catastrophe bonds	39,174	-	-	39,174
	48,979	-	647	48,332
Totals	$869,060	$482,952	$336,850	$49,258

For reconciliation purposes, the table above does not include an equity investment of $5.7 million in which the Company is deemed to have a significant influence and is accounted for under the equity method and as such, is not accounted for at fair value under SFAS 159.

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

The reconciliation of the fair value for the Level 3 investments for the years ended December 31, 2008 and 2007, including net purchases and sales, realized gains and change in unrealized gains (losses), is set out below:

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

	For the year ended December 31, 2008
	Fixed maturities investments	Investment funds	Catastrophe bonds
Description
Fair value, December 31, 2007	$-	$11,208	$36,619
Total realized gains included in earnings	-	644	278
Total unrealized losses included in earnings	-	(4,296)	(1,140)
Transfers in Level 3	926	-	-
Net purchases and sales	-	1,602	3,417
Fair value, December 31, 2008	$926	$9,158	$39,174

	For the year ended December 31, 2007
	Fixed maturities investments	Investment funds	Catastrophe bonds
Description
Fair value, December 31, 2006	$-	$8,378	$35,847
Total realized gains included in earnings	-	1,124	772
Net purchases and sales	-	1,706	-
Fair value, December 31, 2007	$-	$11,208	$36,619

The total change in fair value of the Level 3 items still held as of December 31, 2008 is $(6.2) million.

Net investment income

Net investment income for the years ended December 31, 2008, 2007 and 2006 was $51.4 million, $73.8 million and $34.2 million, respectively. The components are set out below:

	Year ended December 31,
	2008	2007	2006

Interest and dividend income
Cash and cash equivalents	$13,498	$12,911	$18,176
Fixed maturities	30,579	45,830	13,380
Short term	138	150	3,440
Equity investments	79	308	381
Other investments	518	7,456	-
Amortization income
Cash and cash equivalents	-	-	11
Fixed maturities	11,205	8,128	(155)
Short term	428	102	-
Other investments	23	-	27
Investment expenses	(5,070)	(1,077)	(1,048)
Net investment income	$51,398	$73,808	$34,212

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Net realized and unrealized gains and losses

Realized investment (losses) gains on the sale of fixed maturity, short term and equity investments for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year ended December 31,
	2008	2007	2006

Fixed maturity and short term investments
Gross realized gains	$29,178	$5,854	$2,529
Gross realized losses	(38,321)	(13,106)	(3,803)
Equities
Gross realized gains	39	9,362	2,207
Gross realized losses	(52,449)	-	-
Net realized gains	$(61,553)	$2,110	$933

The following table is a breakdown of the net realized and unrealized (losses) gains recorded in the consolidated statements of operations:

	Year ended December 31,
	2008	2007	2006

Net realized losses on fixed maturities	$(9,143)	$(7,252)	$(1,274)
Net unrealized (losses) gains on fixed maturities	(14,130)	15,069	-
Net realized (losses) gains on equities	(52,410)	9,362	2,207
Net unrealized (losses) gains on equities	(2,401)	346	-
Net realized and unrealized (losses) gains on derivative instruments - investments	(164,016)	(983)	8,382
Net realized and unrealized gains (losses) on derivative instruments - other	11,617	(9,821)	1,943
Net realized and unrealized (losses) gains on other investments	(30,106)	632	989
Total net realized and unrealized (losses) gains	$(260,589)	$7,353	$12,247

Pledged Assets

As at December 31, 2008 and 2007, approximately $42.4 million and $2.8 million, respectively, of cash and cash equivalents and approximately $327.2 million and $82.0 million, respectively, of fixed maturity securities were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

7.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss and loss adjustment expense reserves consist of:

	As at	As at
	December 31, 2008	December 31, 2007

Case reserves	$194,677	$74,693
IBNR reserves	216,888	106,285
Loss and loss adjustment expense reserves	$411,565	$180,978

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The following table represents an analysis of paid and incurred losses and a reconciliation of the beginning and ending loss and loss adjustment expense reserves for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007

Gross liability at beginning of year	$180,978	$22,516
Reinsurance recoverable at beginning of year	(1,355)	-
Net liability at beginning of year	179,623	22,516

Net incurred losses related to:
Current year	395,561	196,734
Prior year	(15,677)	(3,875)
	379,884	192,859
Net paid losses related to:
Current year	137,158	32,664
Prior year	73,703	6,948
	210,861	39,612

Effects of foreign exchange rate changes	(13,685)	2,726
Net loss reserve on acquisition of Island Heritage	-	1,134
Net loss reserve on acquisition of Flagstone Africa	7,301	-
Net loss reserve on acquisition of Flagstone Alliance	52,881	-
Net liability at end of year	395,143	179,623
Reinsurance recoverable at end of year	16,422	1,355
Gross liability at end of year	$411,565	$180,978

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

During the year ended December 31, 2008, we had total net positive development of $15.7 million; $10.5 million relating to the 2007 loss year and $5.2 million relating to the 2006 loss year.  The favorable development was primarily due to actual loss emergence in the property catastrophe, property, and the short-tail specialty and casualty lines of business being lower than the initial expected loss emergence.

For the year ended December 31, 2007, the favorable reserve development in net losses incurred related to prior years was primarily due to actual loss emergence in the property catastrophe and property lines of business being lower than the initial expected loss emergence for the 2006 loss year. The favorable loss development was partially offset by unfavorable reserve development in the short-tail specialty and casualty line of business due to higher than anticipated loss emergence for the 2006 loss year.

8.    REINSURANCE

The Company purchases reinsurance to reduce its net exposure to losses. Reinsurance provides for recovery by the Company of a portion of gross losses and loss adjustment expenses from its reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements and the Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The reinsurance claims recoverable as at December 31, 2008 and 2007 was $16.4 million and $1.4 million, respectively, against which the Company has determined that no provision for doubtful debt is required.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Assumed and ceded net premiums written and earned and loss and loss adjustment expenses for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year ended December 31, 2008			Year ended December 31, 2007			Year ended December 31, 2006
	Premiums written	Premiums earned	Loss and loss adjustment expenses	Premiums written	Premiums earned	Loss and loss adjustment expenses	Premiums written	Premiums earned	Loss and loss adjustment expenses

Assumed	781,889	730,411	392,535	577,150	517,902	192,859	302,489	203,831	26,660
Ceded	(87,191)	(76,243)	(12,651)	(50,119)	(40,765)	-	(19,991)	(11,768)	-

Net	$694,698	$654,168	$379,884	$527,031	$477,137	$192,859	$282,498	$192,063	$26,660

As at December 31, 2008, 2007 and 2006, the provision for doubtful accounts was $2.1 million, $1.0 million and $0.1 million, respectively, which has been recorded in premiums receivable on the balance sheet.

9.       DERIVATIVES

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

The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investments in foreign subsidiaries.  These foreign currency forward contracts are carried at fair value and the gains and losses associated with changes in fair value of the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that these are effective as hedges.  All other derivatives are not designated as hedges, and accordingly, these instruments are carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses.

Interest rate swaps

The Company has used interest rate swap contracts in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  By using interest rate swaps, the overall duration or interest rate sensitivity of the portfolio can be altered.  The Company has also used interest rate swaps to manage its borrowing costs on its long term debt.  As of December 31, 2008, the Company did not have any interest rate swaps and as of December 31, 2007, there were a total of $389.9 million of interest rate swaps in the portfolio with a total fair value of $2.3 million.  During the year ended December 31, 2008, the Company recorded realized and unrealized losses on interest rate swaps of $0.2 million, and for the year ended December 31 2007, the Company recorded realized and unrealized gains of $0.5 million.

Foreign currency swaps

The company periodically uses foreign currency swaps to minimize the effect of fluctuating foreign currencies. The swaps had a fair value of $(0.3) million and $2.5 million as at December 31, 2008 and December 31, 2007, respectively. During the year ended December 31, 2008 and 2007, the Company recorded realized and unrealized losses of $0.8 million and realized and unrealized gains of $2.0 million, respectively on foreign currency swaps.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Foreign currency forwards

The Company and its subsidiaries use foreign currency forward contracts to manage currency exposure.  The net contractual amount of these contracts as at December 31, 2008 and 2007 was $432.4 million and $311.1 million, respectively, and these contracts had a fair value of $(9.5) million and $(7.1) million, respectively. The Company has designated $337.7 million and $264.4 million of foreign currency forwards contractual value as hedging instruments, which had a fair value of $(5.7) million and $(3.4) million as at December 31, 2008 and December 31, 2007, respectively.  During the years ended December 31, 2008 and 2007, the Company recorded $7.1 million of realized and unrealized gains and $14.0 million of realized and unrealized losses, respectively, on foreign currency forward contracts. During the years ended December 31, 2008 and 2007, the Company recorded $17.0 million and $3.5 million of realized and unrealized losses, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

Total return swaps

The Company uses total return swaps to gain exposure to the U.S. real estate market.  The total return swaps allow the Company to earn the return of the underlying index while paying floating interest plus a spread to the counterparty.  As of December 31, 2008, there were total return swaps with a notional amount of $70.9 million and a fair value of $3.7 million in the portfolio and as of December 31, 2007, the notional amount of the total return swaps was $14.2 million with a fair value of $(4.9) million.  During the years ended December 31, 2008 and 2007, the Company recorded $20.3 million and $4.7 million of realized and unrealized losses, respectively, on total return swaps.

To be announced mortgage backed securities

By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative in the consolidated financial statements. At December 31, 2008 and 2007, the notional principal amount of TBAs was $63.9 million and $18.2 million and the fair value was $0.6 million and $0.2 million, respectively. During the year ended December 31, 2008, the Company recorded $2.2 million of realized and unrealized gains on TBAs and for the year ended December 31, 2007, the Company recorded $0.8 million of realized and unrealized losses on TBAs.

Futures

The Company has entered into equity index, commodity index, bond index and interest rate futures. At December 31, 2008 and 2007, the notional amount of these futures was $61.9 million and $421.0 million, respectively. The net fair value of futures contracts was $0.1 million and $(2.2) million as at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Company recorded $147.5 million of realized and unrealized losses and $4.4 million of realized and unrealized gains, respectively, on futures.

Other reinsurance derivatives

The Company has entered into industry loss warranty (“ILW”) transactions that may be structured as reinsurance or derivatives. For those transactions determined to be derivatives, the fair value was $(0.5) million and $(1.3) million at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Company recorded $4.1 million and $1.7 million, respectively, of realized and unrealized gains on ILWs determined to be derivatives.

Beginning in 2008, the Company entered into futures options contracts, both purchased and written, on major hurricane indexes that are traded on the Chicago Mercantile Exchange. The net notional exposure is determined based on the futures exchange futures specifications.  The Company did not hold futures option contacts as of December 31, 2008. The realized and unrealized gains recorded on the hurricane indexes were $2.5 million during the year ended December 31, 2008.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Fair value disclosure

In accordance with SFAS 157, the fair value of derivative instruments held as of December 31, 2008 and December 31, 2007 is allocated between levels as follows:

	Fair Value Measurement at December 31, 2008, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Derivatives
Futures contracts	143	143	-	-
Swaps	3,397	-	3,397	-
Forward currency forwards	(9,508)	-	(9,508)	-
Mortgage backed securities TBA	648	-	648	-
Other reinsurance derivatives	(541)	-	-	(541)
Total derivatives	$(5,861)	$143	$(5,463)	$(541)

The total change in fair value of the Level 3 items still held as of December 31, 2008 is $(0.5) million.

As at December 31, 2008 derivatives of $9.4 million are recorded in other assets and $15.3 million are recorded in other liabilities.

	Fair Value Measurement at December 31, 2007, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Derivatives
Futures contracts	$(2,228)	$(2,228)	$-	$-
Swaps	(153)	-	(153)	-
Forward currency forwards	(7,067)	-	(7,067)	-
Mortgage backed securities TBA	173	-	173	-
Other reinsurance derivatives	(1,305)	-	-	(1,305)
Total derivatives	$(10,580)	$(2,228)	$(7,047)	$(1,305)

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

	Year ended December 31,
	2008	2007
Other reinsurance derivatives
Opening fair value	$(1,305)	$(197)
Total unrealized gains included in earnings	-	1,749
Total realized gains included in earnings	4,140	-
Net purchases and sales	(3,376)	(2,857)
Closing fair value	$(541)	$(1,305)

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

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax and examination by taxing authorities in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries are subject to tax are South Africa, Canada, Cyprus, India, Mauritius, Switzerland, U.S. Virgin Islands and the United Kingdom.  Income tax returns are open for examination for the tax years 2005-2007 in Canada, 2005-2007 in the U.S. Virgin Islands, 2007 in the UK, 2003-2007 in Cyprus and 2006-2007 in India.  Due to its limited history, the Company’s subsidiary in Switzerland has not yet filed income tax returns and therefore does not yet have any tax years open for examination.

As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from tax examinations for all open tax years.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2008.

Income tax expense for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year ended December 31,
	2008	2007	2006
Current income tax expense
Africa	$-	$-	$-
Canada	414	203	128
Cyprus	(69)	-	-
India	134	43	-
Luxembourg	4	-	-
Mauritius	125	-	-
Switzerland	-	1
United Kingdom	90	72	-
U.S. Virgin Islands	1,168	464	-
Deferred income tax expense
Africa	36	-	-
Cyprus	(1,083)	-	-
India	359	-	-
Total income tax expense	$1,178	$783	$128

Net current assets (liabilities)	$118	$(59)	$(25)
Net deferred tax liabilities	(1,774)	-	-
Net tax liabilities	$(1,656)	$(59)	$(25)

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax liabilities as of December 31, 2008 and 2007 were as follows:

	Year ended December 31,
Deferred tax inventory	2008	2007
Deferred tax assets
Net operating loss carryforward	$8,719	$399
Valuation allowance	(7,273)	(399)
Deferred tax assets net of valuation allowance	$1,446	$-
Deferred tax liabilities	(3,220)	-
Net deferred tax liabilities	$(1,774)	$-

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

The following table is a reconciliation of the actual income tax rate to the amount computed by applying the effective rate of 0% under Bermuda law to income before income taxes:

	Year ended December 31,
	2008	2007	2006
Tax rate reconciliation
Income before taxes	$(186,124)	$168,705	$152,466
Reconciliation of effective tax rate (% of income before taxes)
Expected rate	0.0%	0.0%	0.0%
Foreign taxes at the local expected rate	3.1%	0.2%	0.1%
Valuation allowance	-3.7%	0.2%	0.0%
Other	0.0%	0.1%	0.0%
	-0.6%	0.5%	0.1%

11.   RETIREMENT BENEFIT ARRANGEMENTS

For employee retirement benefits, the Company maintains active defined-contribution plans and a defined benefit plan.

Defined Contribution Plans

Contributions are made by the Company, and these contributions are supplemented by the local plan participants. Contributions are based on a percentage of the participant’s base salary depending upon competitive local market practice. Vesting provisions meet legal compliance standards and market trends; the accumulated benefits for the majority of these plans vest immediately or over a two-year period.

The Company incurred expenses for these defined contribution arrangements of $0.9 million, $0.7 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Defined Benefit Plan

Since 2007, the Company has maintained a pension plan for its employees in Switzerland (the “Swiss Plan”), which was classified and accounted for as a defined contribution plan. Recent changes to the Swiss Plan, have led the Company to conclude that the current features of the plan now indicate that under the Swiss pension law (“BVG”) it should be accounted for as a defined benefit pension plan for the year ended December 31, 2008.

At December 31, 2008 the funded status of the Swiss Plan was as follows:

2008
Funded status
Unfunded pension obligation on conversion to defined benefit plan	$491
Change in pension obligation
Service cost	1,559
Interest cost	124
Plan participants’ contributions	166
Actuarial loss	401
Benefits paid	(486)
Foreign currency adjustments	237
Change in pension obligation	2,001
Change in fair value of plan assets
Actual return on plan assets	99
Foreign currency adjustments	211
Employer contributions	778
Plan participants’ contributions	690
Benefits paid	(486)
Change in fair value of plan assets	1,292

Funded status
Unfunded pension obligation at end of year	$1,200

At December 31, 2008 the funded status at the end of the year was included in other liabilities in the Consolidated Balance Sheet. Employer contributions for the year ended December 31, 2008 were $0.8 million.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The components of net periodic benefit cost for the year ended December 31, 2008 consisted of:

Net periodic benefit cost	2008
Service cost	$1,559
Interest cost	124
Expected return on plan assets	(105)
Transition obligation amortization	43
Net periodic benefit cost	$1,621

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	$405
Amortization of net transition obligation	(43)
Currency impact	2
Total recognized in other comprehensive income	364
Total recognized in net periodic benefit cost and other comprehensive income	$1,985

The incremental effect of adopting SFAS 158 in 2008 was to increase total liabilities by $0.5 million and decrease total shareholders’ equity (accumulated other comprehensive income) by $0.5 million. Of the $0.5 million transition adjustment recorded under SFAS 158 in 2008, $0.4 million remains in accumulated other comprehensive income at December 31, 2008. Of this transition adjustment, approximately $50,000 is expected to be recognized in net periodic benefit cost in 2009.

At December 31, 2008, the projected pension obligation was $5.6 million, the accumulated pension obligation was $5.3 million, and the fair value of plan assets was $4.4 million. At December 31, 2008, the Swiss Plan’s asset allocation was as follows:

Debt securities	72.2%
Real estate	11.4%
Equity Securities	5.8%
Other	10.6%
Total	100.0%

The investment strategy of the Swiss Plan’s Pension Committee is to achieve a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. The majority of the Swiss Plan’s assets are invested in insured funds and the remainder is invested in equities. The investment strategy is reviewed regularly.

The expected long-term rate of return on plan assets is based on the expected asset allocation and assumptions concerning long-term interest rates, inflation rates and risk premiums for equities above the risk-free rates of return. These assumptions take into consideration historical long-term rates of return for the relevant asset categories.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The assumptions used to determine the pension obligation and net periodic benefit cost for the year ended December 31, 2008 were as follows:

	Pension obligation	Net periodic benefit cost
Discount rate	3.25%	3.25%
Rate of increase in compensation levels	1.50%	1.50%
Return on assets	3.20%	3.20%

At December 31, 2008, estimated employer contributions to be paid in 2009 were $0.9 million and future benefit payments were estimated to be paid as follows:

Period	Estimated future benefit payments
2009	$357
2010	$389
2011	$413
2012	$433
2013	$446
2014-2018	$2,039

The Company does not believe that any plan assets will be returned to the Company during 2009.

12.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

The Company’s debt outstanding as at December 31, 2008 and 2007 is as follows:

						Outstanding balance as at
Issue	Issued	Notional	Interest	First Call	Maturity	December 31,
Type	In	Amount	Rate	In	In	2008	2007
Deferrable Interest Debentures	2006	$120,000	LIBOR + 3.54%	2011	2036	$120,000	$120,000
Junior Subordinated Deferrable Interest Notes	2006	€13,000	Euribor + 3.54%	2011	2036	$18,070	$19,006
Junior Subordinated Deferrable Interest Notes	2007	$100,000	LIBOR + 3.00%	2012	2037	$88,750	$100,000
Junior Subordinated Deferrable Interest Notes	2007	$25,000	LIBOR + 3.10%	2012	2037	$25,000	$25,000
Other - IAL King Air	2007	$945	LIBOR + 1.95%	n/a	2009	$755	$883
						$252,575	$264,889

The Company repurchased, in a privately negotiated transaction, $11.25 million of principal amount of its outstanding $100.0 million Floating Rate Deferrable Interest Junior Subordinated Notes during the quarter ended June 30, 2008.  The purchase price paid for the Notes was 81% of face value, representing a discount of 19%.  The repurchase resulted in a gain of $1.8 million, net of unamortized debt issuance costs of $0.1 million that were written off.  As a result, the gain has been included as a gain on early extinguishment of debt under other income.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of   fair value information of financial instruments. For financial instruments where quoted market prices are not available, the fair value of these financial instruments is estimated by discounting future cash flows or by using similar recent transactions. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange.  The Company does not carry its long term debt at fair value on its consolidated balance sheets.  As at December 31, 2008, the Company estimated the fair value of its long term debt to be approximately $151.2 million and as at December 31, 2007, the Company estimated the fair value of its long term debt to be approximately equal to its carrying value as the debt was recently issued and pays a floating interest rate.

The Note indentures contain various covenants, including limitations on liens on the stock restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations.  The Company was in compliance with all the covenants contained in the Note indentures at December 31, 2008 and 2007.

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the years ended December 31, 2008, 2007 and 2006, the Company incurred interest expense of $18.3 million, $18.7 million and $4.6 million, respectively, on the Deferrable Interest Debentures.  Also, at December 31, 2008, 2007 and 2006, the Company had $1.4 million, $1.9 million and $0.5 million, respectively, of interest payable included in other liabilities.

Future principal and interest payments on long term debt are expected to be as follows:

Year	Estimated future principal and interest payments
2009	$12,937
2010	12,179
2011	12,179
2012	12,179
2013	12,179
Later years	532,964

Total	$594,617

Letter of credit facility

In August 2006, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Citibank N.A.  In April 2007, the Company increased its uncommitted letter of credit facility agreement with Citibank N.A. from $200.0 million to $400.0 million. As at December 31, 2008 and 2007, $285.7 million and $73.8 million, respectively, had been drawn under this facility.

In September 2007, Flagstone Reinsurance Limited entered into a $200.0 million uncommitted letter of credit facility agreement with Wachovia Bank, N.A. (“Wachovia”). Flagstone Reinsurance Limited had not drawn upon this facility as at December 31, 2008.  Wachovia and the Company are currently engaged in negotiations to potentially amend or revise the facility to accommodate the restructuring of the Company’s global reinsurance operations which occurred on September 30, 2008.

These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of the letters of credit outstanding at any given time. Refer to Note 22 "Subsequent Events" for details of letter of credit facilities that closed subsequent to December 31, 2008.

13.   SHAREHOLDERS’ EQUITY

Common shares

At December 31, 2008 and 2007, the total authorized common voting shares of the Company were 150,000,000, with a par value of $0.01 per common share.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The holders of common voting shares are entitled to receive dividends as declared from time to time and are entitled to one vote per common share, subject to certain restrictions. Voting rights of all shares may be amended under the voting adjustment provisions in the Company’s bye-laws designed to preserve certain U.S. shareholders’ tax positions with respect to their shares to ensure their voting interest is less than 9.9% to comply with certain provisions of the Internal Revenue Code and the rules and regulations promulgated there under.

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

On April 4, 2007, the Company completed an initial public offering of 13,000,000 of its common shares for gross proceeds of $175.5 million and incurred issuance costs of $16.2 million. On April 30, 2007, the underwriters of the initial public offering exercised their option to purchase an additional 750,000 common shares of the Company at the public offering price less underwriting discounts and commissions. Gross proceeds of $10.1 million were received by the Company and $0.7 million issuance costs were incurred.  The Company used the proceeds from this offering to increase its underwriting capacity and has invested the proceeds according to its investment strategy.

The following table is a summary of common shares issued and outstanding:

	Year ended December 31,
	2008	2007	2006

Balance - beginning of period	85,309,107	71,547,891	55,239,491
Conversion of restricted share units, net (1)	190,224	11,216	-
Shares repurchased and cancelled	(697,599)	-	-
Issue of shares	-	13,750,000	16,308,400
Balance - end of period	84,801,732	85,309,107	71,547,891
 (1) Conversion of restricted share units are net of shares withheld for the payment of tax on the employees’ behalf.

Share buyback

On September 22, 2008, the Company announced that its Board of Directors had approved the potential repurchase of company stock.  The buyback program allows the Company to purchase, from time to time, its outstanding stock up to a value $60.0 million. Purchases under the buyback program are made with cash, at market prices, through a brokerage firm. During the period from October 2, 2008 to December 31, 2008 the Company purchased 697,599 shares for total consideration of $6.6 million. The timing and amount of repurchase transactions will be determined by the Company’s management, based on its evaluation of a number of factors, including share price and market conditions. The Company may decide at any time to suspend or discontinue the program.

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

At the Company’s board meeting held on November 14, 2008, the Warrant was amended to change the exercise date from December 1, 2010 to December 31, 2010, to December 1, 2013 to December 31, 2013, change the strike price to $14.80 from $14.00 and include a provision that amends the strike price for all dividends paid by the company from the issuance of the Warrant to its exercise date. As a result of the amendments additional compensation expense of $3.6 million has been recognized in general and administrative expenses and in additional paid-in capital in the consolidated financial statements for the year ended December 31, 2008. This value has been calculated using the Black-Scholes option pricing model. The assumptions used were: risk-free interest rate 2.8%; expected life 5.05 years; volatility 38.6%; dividend yield 1.59%. The volatility assumption was based on the average historical volatility of a group of comparable companies over a period equal to the expected life of the Warrant.

14.      STOCK TRANSACTION OF SUBSIDIARY

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

15.      SHARE BASED COMPENSATION

The Company accounts for share based compensation in accordance with SFAS 123(R), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost of such services will be recognized over the period during which an employee is required to provide service in exchange for the award.

Performance Share Units

The PSU Plan is the Company’s shareholder approved primary executive long-term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of Directors, PSUs may be granted to executive officers and certain other key employees and vesting is contingent upon the Company meeting certain DROE goals.

At the Company’s Compensation Committee meeting on November 13, 2008, the PSU Plan was amended. Considering the net loss incurred in the nine months ended September 30, 2008, and the subsequent impact on the value of the existing PSUs (2006-2008, 2007-2009 and 2008-2010 series) the Committee resolved to cancel all unvested PSUs and issued 2009-2010 and 2009-2011 series grants as replacements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Upon vesting, the PSU holder shall be entitled to receive a number of common shares of the Company (or the cash equivalent, at the election of the Company) equal to the product of the number of PSUs granted multiplied by a factor based on the Company’s DROE during the vesting period. The factor will range between 0.5 and 1.5, depending on the DROE achieved during the vesting period. This factor was amended on November 13, 2008, from the previous factor which ranged between 0.0 and 2.0. PSUs vest over a period of two or three years.  At the Company’s Annual General Meeting of shareholders held on May 16, 2008, the PSU Plan was amended to increase the maximum number of PSUs that can be issued under the PSU Plan from 2.8 million to 5.6 million and to increase the maximum number of common shares that can be issued under the PSU Plan from 5.6 million to 11.2 million. The fair value of PSUs granted under the PSU Plan is estimated on the date of grant using the fair value on the grant date and the most probable DROE outcome.

A summary of the activity under the PSU Plan as at December 31, 2008, 2007 and 2006 and changes during the years ended December 31, 2008, 2007 and 2006, is as follows:

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of year	1,658,700	$12.07	1.7	713,000	$10.03	2.0	321,000	$10.00	3.0
Granted	3,004,940	$11.09		975,700	$13.54		392,000	$10.06
Forfeited	(105,000)	$12.35		(30,000)	$11.21		-	$-
Cancelled	(2,368,658)	$12.61		-	$-		-	$-
Outstanding at end of year	2,189,982	$10.13	2.5	1,658,700	$12.07	1.7	713,000	$10.03	2.0

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. For the years ended December 31, 2008, 2007 and 2006, respectively, $(6.9) million, $6.0 million and $2.1 million has been recorded in general and administrative expenses in relation to the PSU Plan. As at December 31, 2008, 2007 and 2006, there was a total of $21.0 million, $11.9 million and $5.0 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 2.5 years, 2.1 years and 2.0 years, respectively.

Since the inception of the PSU Plan no PSUs have vested and 2,368,658 PSUs have been cancelled.

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

A summary of the activity under the RSU Plan as at December 31, 2008, 2007 and 2006, and changes during the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of year	326,610	$12.45	0.6	117,727	$10.49	0.8	-	$0.00
Granted	286,361	$13.25		250,899	$13.31		123,677	$10.49	1.1
Forfeited	(74,500)	$13.65		(30,800)	$12.15		(5,950)	$10.37
Vested in the period	(255,595)	$12.24		(11,216)	$12.02		-	$-
Outstanding at end of year	282,876	$13.13	0.5	326,610	$12.45	0.6	117,727	$10.49	0.8

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

As at December 31, 2008 and 2007, there was a total of $1.0 million, $1.3 million and $0.5 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.0 years, 0.9 years and 1.5 years, respectively.  A compensation expense of $3.0 million, $2.2 million and $0.7 million has been recorded in general and administrative expenses for the years ended December 31, 2008, 2007 and 2006, respectively, in relation to the RSU Plan.

Since the inception of the RSU Plan in July 2006, 230,296 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled.  During the years ended December 31, 2008, 2007 and 2006, 55,715, 62,449 and 53,827 RSUs, respectively, were granted to the directors. During the years ended December 31, 2008, 2007 and 2006, 25,299, 11,216 and nil RSUs, respectively, granted to directors were converted into common shares of the Company as elected by the directors.

The Company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of the PSUs and RSUs outstanding as of December 31, 2008 was $21.4 million and $2.8 million, respectively.

16.       EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year ended December 31,
	2008	2007	2006

Basic earnings per common share
Net income (loss)	$(187,302)	$167,922	$152,338

Weighted average common shares outstanding	85,175,484	81,882,866	70,027,100
Weighted average vested restricted share units	153,220	92,518	26,987
Weighted average common shares outstanding—Basic	85,328,704	81,975,384	70,054,087
Basic earnings (loss) per common share	$(2.20)	$2.05	$2.17

Diluted earnings per common share
Net income (loss)	$(187,302)	$167,922	$152,338

Weighted average common shares outstanding	85,175,484	81,882,866	70,027,100
Weighted average vested restricted share units outstanding	153,220	92,518	26,987
	85,328,704	81,975,384	70,054,087
Share equivalents:
Weighted unvested restricted share units	-	136,206	-
Weighted unvested performance share units	-	-	339,734
Weighted average common shares outstanding—Diluted	85,328,704	82,111,590	70,393,821
Diluted earnings (loss) per common share	$(2.20)	$2.05	$2.16

Dilutive share equivalents have been excluded in the weighted average common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. The number of anti-dilutive share equivalents that have been excluded in the computation of diluted earnings per share for the year ended December 31, 2008, were 243,124. Also at December 31, 2008, 2007, and 2006, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive. Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at December 31, 2008, 2007 and 2006, there were 2,189,982, 1,658,700 and 713,000 PSUs outstanding, respectively.  The maximum number of common shares that could be issued under the PSU Plan at December 31, 2008, 2007 and 2006 was 3,284,973, 3,317,400 and 1,426,000 respectively.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Also at December 31, 2008, 2007, and 2006, there was a warrant outstanding which would result in the issuance of common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive. These securities were as follows:

	Year Ended December 31,
	2008	2007	2006

Warrant	8,585,747	8,585,747	8,585,747
Unvested restricted share units	147,400	221,550	63,900
Total	8,733,147	8,807,297	8,649,647

17.   MINORITY INTEREST

At December 31, 2008, the Company’s consolidated results include the results of Mont Fort from January 12, 2007 onwards (see Note 5). The portions of Mont Fort’s net income and shareholders’ equity attributable to holders of the preferred shares for the year ended December 31, 2008 and 2007 are recorded in the consolidated financial statements of the Company as minority interest.  On February 8, 2008, Mont Fort repurchased 5 million preferred shares relating to its second cell, Mont Fort ILW 2 for $6.6 million. In relation to Mont Fort, the Company recorded a minority interest expense of $14.2 million and $33.6 million, respectively, for the years ended December 31, 2008 and 2007 and $172.8 million and $165.2 million, respectively, was included in minority interest on the consolidated balance sheets as at December 31, 2008 and 2007.

At December 31, 2008, the Company’s consolidated results include the results of Island Heritage from July 1, 2007 onwards. The portions of Island Heritage’s net income and shareholders’ equity attributable to the minority shareholders for the years ended December 31, 2008 and 2007 are recorded in the consolidated financial statements of the Company as minority interest.   In relation to Island Heritage, the Company recorded a minority interest expense of $(0.6) million and $2.2 million for the years ended December 31, 2008 and 2007, respectively, and $16.5 million and $19.6 million, respectively, was included in minority interest on the consolidated balance sheets as at December 31, 2008 and 2007.

At December 31, 2008, the Company’s consolidated results include the results of Flagstone Africa from June 30, 2008 onwards (see Note 3). The portions of Flagstone Africa’s net income and shareholders’ equity attributable to minority shareholders for the year ended December 31, 2008 is recorded in the consolidated financial statements of the Company as minority interest.  In relation to Flagstone Africa, the Company recorded a minority interest expense of $0.1 million for the year ended December 31, 2008 and $8.1 million was included in minority interest on the consolidated balance sheet as at December 31, 2008.

For 2008, the Company’s consolidated results include the results of Flagstone Alliance from October 1, 2008 onwards (see Note 3). The portions of Flagstone Alliance’s net income and shareholders’ equity attributable to minority shareholders of their subsidiaries for the period from October 1, 2008 to December 31, 2008 is recorded in the consolidated financial statements of the Company as minority interest.

18.   RELATED PARTY TRANSACTIONS

Haverford sponsored the Company’s formation in October 2005 and invested $100.0 million in its initial private placement. The Company’s Executive Chairman, Mark Byrne (“Mr. Byrne”), and the Company’s Chief Executive Officer, David Brown (“Mr. Brown”), serve as directors of Haverford.

As at December 31, 2008 and 2007, Haverford directly owns 10.0 million common shares, or 11.8% and 11.7% respectively, of the Company’s outstanding common shares and is the holder of the Warrant which will entitle it to purchase up to an additional 8,585,747 common shares of the Company in December 2013. The impact of the conversion of the Warrant would increase Haverford’s ownership interest to 19.9% and 19.8% of the outstanding voting common shares at December 31, 2008 and 2007, respectively. The Company paid $1.0 million to Haverford in relation to services performed in respect of the initial private placement.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Haverford also owns all of the share capital of Haverford Investment Holdings Ltd., which owns 6.0% of the voting common shares of Haverford Capital Partners (Cayman) Limited (“HCP”). The Chief Executive Officer of HCP is also a director of the Company. HCP directly owns 2.5 million common shares, or 2.9% of the outstanding common shares of the Company at both December 31, 2008 and 2007.

The Company entered into a consultancy arrangement with Meetinghouse LLC, a company controlled by the Chief Executive Officer of HCP. The consultancy arrangement provided for 150 hours of actuarial services at a rate of $500 per hour, for the period from December 2005 through March 2006. During the year ended December 31, 2006, expenses of $54,000 were incurred for services relating to business model development. These expenses have been recorded in general and administrative expenses.

On December 20, 2005 Flagstone entered into a 24-month Operational Support Agreement (“OSA”) with West End. Mr. Byrne and Mr. Brown had ownership interests in West End, of 70.6% and 16.6%, respectively. West End provided Flagstone with certain insurance management and related support services for a fee pursuant to an OSA. Flagstone incurred $nil and $1.0 million in expenses under the OSA for the years ended December 31, 2007 and 2006, respectively. Fees charged under the OSA were based on an hourly fee rate for certain individuals.

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

The Company entered into an excess of loss reinsurance agreement with Island Heritage under which the Company assumed a share of Island Heritage’s residential and commercial property risks. Premiums written under the agreement included in the Company’s consolidated financial statements during the years ended December 31, 2007 and 2006 amounted to $1.7 million and $1.4 million, respectively. Employees of the Company serve as directors of Island Heritage.  As a result of the acquisition of the controlling interest in July 2007, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, and therefore, the results of the excess of loss reinsurance agreement from July 2007 onwards have been eliminated with the consolidation of Island Heritage’s results into the Company’s consolidated financial statements.

On March 31, 2006, the Company purchased all of the common shares of Mont Fort from Haverford for a purchase price of $0.1 million (see Note 5 “Mont Fort Re Limited”).

On June 6, 2006, the Company entered into a reinsurance agreement with Mont Fort in respect of Mont Fort ILW under which Mont Fort ILW assumed a share of the Company’s Industry Loss Warranty exposure. Premiums ceded to Mont Fort ILW during the year ended December 31, 2006 amounted to $15.1 million and $0.6 million was included in amounts due from related parties as at December 31, 2006. In accordance with the reinsurance agreement, the Company earned a ceding commission of $0.4 million from Mont Fort ILW during the year ended December 31, 2006. On August 28, 2006, Mont Fort repurchased the preferred shares held by the Company for $5.1 million, and Mont Fort in respect of Mont Fort ILW entered into a quota share reinsurance contract with the Company under which the Company assumes 8.3% of the business written by Mont Fort ILW.

The Company had extensively used two aircraft owned and operated by entities controlled by Mr. Byrne.  Given the Company’s worldwide operations, in July 2007 the Company’s Board voted unanimously that it was in the Company’s best interest to acquire from Mr. Byrne the aircraft and the operating company that supported the aircraft.

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

Prior to the acquisition of Longtail in August 2007, the Company participated in a charter agreement with Longtail which permitted the Company to charter private aircraft. The Company incurred an expense of $1.1 million and $1.9 million in relation to this agreement during the years ended December 31, 2007 and 2006, respectively, which was included within general and administrative expenses, and $0.2 million was included in due to related parties as at December 31, 2006.

In July 2006, the Company entered into a sale agreement with IAL for the purchase of a Westwind 1124A aircraft. The Company paid IAL $1.8 million for the private aircraft. The value for the transaction was determined by the average of two independent appraisals from qualified aircraft valuation experts. The transaction closed on July 31, 2006. Prior to the acquisition of Longtail in August 2007, Flagstone Westwind Holdings Limited (“Flagstone Westwind”), a wholly owned subsidiary of the Company, had entered into a 24-month management and joint use agreement on August 1, 2006 with Longtail for the management and charter of its Westwind 1124A aircraft. Pursuant to the agreement, Flagstone Westwind paid Longtail a management fee of $6,000 per month and received a fee from Longtail of $2,000 per charter hour flown. Flagstone Westwind bore the costs of maintaining the aircraft. As at December 31, 2006, Flagstone Westwind had an amount of $0.1 million due to Longtail which was included in amounts due to related parties.

On March 6, 2009, Flagstone Leasing entered into a Share Purchase Agreement (“IAL 7X Agreement”) with Mr. Byrne to acquire 100% of the issued and outstanding common voting shares of IAL 7X Leasing Limited (“IAL 7X”). Please refer to Note 22 Subsequent Events for further details.

During the year ended December 31, 2006, West End earned advisory and performance fees from Rockridge, Mont Fort and Island Heritage of $1.8 million, $1.3 million, and $39,044, respectively. As a result of the acquisition of the controlling interest in Island Heritage by the Company, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, and therefore, the investment advisory fees from July 1, 2007 onwards have been eliminated with the consolidation of Island Heritage’s results into the Company’s consolidated financial statements.  Investment advisory fees earned from Island Heritage from January 1, 2007 through June 30, 2007 were $nil.  With effect from January 12, 2007, the results of Mont Fort are consolidated in the Company’s consolidated financial statements, and therefore, Mont Fort’s investment advisory fees have been eliminated.  During the year ended December 31, 2006, the Company earned investment advisory fees of $1.4 million from Value Capital L.P. A subsidiary of the Company was the General Partner of Value Capital L.P. On June 30, 2006, the Company terminated its investment advisory agreement with Value Capital L.P.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

During the eight months ended August 31, 2008 and the years ended December 31, 2007 and 2006, the Company made lease payments of $0.3 million, $0.3 million and $0.4 million, respectively, to Eye Patch Holdings Limited (“Eye Patch”), a company in which Haverford has a 40.0% stake and from which the Company leases office space. Haverford sold its 40.0% interest in Eye Patch on August 28, 2008, therefore the expense for 2008 is for the period from January 1, 2008 to August 28, 2008.

On September 5, 2006, the Company entered into a foreign currency swap agreement with Lehman Brothers Inc. in relation to the issuance of the Deferrable Interest Debentures. Under the terms of the agreement, the Company exchanged €13.0 million for $16.7 million, received Euribor plus 354 basis points and paid LIBOR plus 371 basis points. The agreement was terminated, as per the term of the swap agreement, on September 15, 2008 due to the bankruptcy of Lehman Brothers Inc.  At the termination date, the Company has a  recoverable balance of $0.1 million, however, due to the uncertainty of the recovery the full amount was written off as of December 31, 2008.

Affiliates of Lehman Brothers Inc. are shareholders of the Company and preferred shareholders of Mont Fort. Lehman Brothers Inc. provided additional investment banking services to the Company in connection with the initial private placement of the Company, for which it received fees of $2.0 million. Lehman Brothers Inc. acted as an underwriter of the Company’s initial public offering, for which it received fees of $3.4 million.

On December 7, 2007, the Company entered into an interest rate swap agreement with Lehman Brothers Special Financing Inc. Under the terms of the agreement, the Company exchanged interest on a notional amount of $25.0 million, received interest at three month LIBOR and paid 4.096% interest. On December 7, 2007, the Company entered into an interest rate swap agreement with Lehman Brothers Special Financing Inc. Under the terms of the agreement, the Company exchanged interest on a notional amount of $120.0 million, received interest at three month LIBOR and paid 3.962% interest.  The fair value of the two swaps was $0.2 million as at December 31, 2007. These interest rate swap agreements were unwound during the second quarter of 2008.

19.   COMMITMENTS AND CONTINGENCIES

Concentrations of credit risk

Credit risk arises out of the failure of a counter-party to perform according to the terms of the contract. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s foreign exchange forward contracts, currency swaps and interest rate swaps. However, because the counterparties to these agreements are high credit quality international banks, the Company does not anticipate any non-performance. The Company also holds counterparty collateral or posts collateral with the derivative counterparties, as allowed for in the ISDA agreements, in order to mitigate the counterparty exposure risk related to the fair value of the derivatives.  The difference between the contract amounts and collateral held or posted is the Company’s credit exposure with these counterparties.

As at December 31, 2008 and 2007, substantially all of the Company’s cash and investments were held with 3 custodian banks.

The Company’s investment portfolio is managed in accordance with the diversification strategy outlined in the Company’s investment policy guidelines.  Specific provisions limit the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments.

Brokers

The Company also underwrites the majority of its reinsurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance balances to the Company. Concentrations of credit risk with respect to reinsurance balances are as described in Note 21 “Segment Reporting”.

For the year ended December 31, 2008, two brokers accounted for approximately 68% of gross premiums written and for the year ended December 31, 2007, three brokers accounted for approximately 83% of gross premiums written, each of which individually accounted for 10% or more of the total gross premiums written.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Lease commitments

The Company and its subsidiaries lease office space and guest accommodations in the countries in which they operate under operating leases which expire at various dates. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the years ended December 31, 2008, 2007 and 2006 was approximately $2.6 million, $1.2 million and $0.6 million.

IAL Leasing entered into an operating lease with Bank of America (“BoA”) to lease a Dassault Falcon 900B aircraft. The Company is acting as guarantor under the lease agreement. Flagstone King Air Holdings entered into an operating lease with BoA to lease a King Air 350 aircraft. The Company is acting as guarantor under the lease agreement.

Future minimum rental and aircraft lease payments under the leases are expected to be as follows:

Year ending December 31,	Rental Leases	Aircraft Leases
2009	4,225	2,292
2010	3,590	2,292
2011	2,966	2,292
2012	2,591	2,292
2013	2,380	2,292
2014 and thereafter	2,671	8,398
Total minimum future lease commitments	$18,423	$19,858

Capital Commitments

During 2008, the company entered into an agreement to acquire an office building in Luxembourg.  The building is currently under construction and is expected to be completed in 2009. The remaining balance of $4.3 million is to be paid as specific milestones are reached in the construction.  Also during late 2008, the company signed agreements, totaling $4.1 million, for the purchase and modification of an aircraft.

Investment commitments

During 2006, the Company made certain commitments with respect to an investment in a private equity fund. As at December 31, 2008 and 2007, the total outstanding investment commitment was $4.2 million and $6.4 million, respectively.

Legal proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.

As at December 31, 2008 and 2007, the Company was not a party to any material litigation or arbitration proceedings.

20.   DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

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

Switzerland
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

Bermuda
While each of Mont Fort and Haute Route are registered as Class 3 insurers in Bermuda the following disclosure focuses on Flagstone Suisse operating through its Bermuda branch as it is subject to the most onerous regulation and supervision.

Bermuda law limits the maximum amount of annual dividends or distributions that can be paid by Flagstone Suisse to the Company and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority (the “BMA”). As a Bermuda Class 4 reinsurer, Flagstone Suisse may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless at least seven days before payment of those dividends, it files an affidavit with the BMA signed by at least two directors and Flagstone Suisse’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone Suisse to fail to meet its prescribed solvency margin and liquidity ratio.  Further, Flagstone Suisse may not reduce by 15% or more its total statutory capital as set out in its previous year’s financial statements, without the prior approval of the BMA.  This may limit the amount of funds available for distribution to the Company, restricting the Company’s ability to pay dividends, make distributions and repurchase any of its common shares.  Flagstone Suisse was required to maintain a minimum level of statutory capital and surplus of $326.8 million and $228.0 million, as at December 31, 2008 and 2007, respectively. Actual statutory capital and surplus as at December 31, 2008 and 2007 was $1.3 billion and $1.4 billion, respectively. Actual statutory net (loss) income for the years ended December 31, 2008, 2007 and 2006 were $(121.5) million, $190.8 million and $155.3 million respectively.

In 2008, new statutory legislation was enacted in Bermuda, which included, among other things, the Bermuda Solvency Capital Requirement (“BSCR”) which is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Bermuda Insurance Act. Effective December 31 2008, the BMA requires all Class 4 insurers to maintain their capital at a target level which is set at 120% of the minimum amount calculated in accordance with the BSCR or an approved in-house model. The Company is currently completing the 2008 BSCR for its Class 4 insurers and at this time believes that Flagstone Suisse will exceed the target level of capital.

 Cayman Islands
Island Heritage is domiciled in the Cayman Islands and is required to maintain a minimum net worth of 100,000 Cayman Islands dollars (which is equal to approximately US$120,000).  In addition Island Heritage may not issue any dividends without prior approval from the Cayman Islands Monetary Authority.  In order to obtain approval Island Heritage must demonstrate that the issuing of dividends would not render Island Heritage insolvent or affect its ability to pay any future claims.

United Kingdom
UK company law prohibits Marlborough and Flagstone Corporate Name Limited from declaring a dividend to its shareholders unless it has “profits available for distribution”.  The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.  While the UK insurance regulatory laws impose no statutory restrictions on a Lloyd’s managing agent’s ability to declare a dividend, the FSA’s rules require maintenance of adequate resources, including each company’s solvency margin within its jurisdiction.  In addition, under Lloyd’s rules, a managing agent must maintain a minimum level of capital based, among other things, on the amount of capacity it manages subject to a minimum of £400,000.

The financial services industry in the United Kingdom is regulated by the Financial Services Authority (“FSA”). The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000. Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: “to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal”.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

In respect of the Lloyd’s market , while the FSA regulates all insurers, insurance intermediaries and Lloyd’s itself, the FSA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated. To minimize duplication, the FSA has agreed arrangements with Lloyd’s by which the Council of Lloyd’s undertakes primary supervision of Lloyd’s managing agents in relation to certain aspects of the FSA’s regulatory regime.

Accordingly, as a Lloyd’s managing agent, Marlborough is not only regulated by the FSA but is also bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982.  Both FSA and Lloyd’s have powers to withdraw their respective authorization of any person to manage Lloyd’s syndicates. Lloyd’s approves annually Syndicate 1861’s business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds at Lloyd’s).

Cyprus
Flagstone Alliance operates under license issued by the Cyprus Insurance Superintendent to conduct general reinsurance and insurance business. Cyprus law permits dividends to be declared only after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation. The articles of incorporation of Flagstone Alliance do not require any specific reserves. Irrespective of the Cyprus Companies Law, Cap 113 requirements and the Company’s articles of association, the Company should maintain at any time reserves and assets that meet the Solvency criteria and Orders of the Cyprus Insurance Superintendent.  The Company complies and reports to the Superintendent of Insurance under Solvency I requirements and the Solvency II requirements will be adopted in 2012. Share Premium Reserve and the reserve arising on the conversion of Share Capital to Euro are not distributable.

South Africa
Flagstone Africa is licensed to operate as a reinsurer in South Africa and is subject to statutory minimum capital requirements under applicable legislation.  In addition, a South African reinsurance company may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency requirements.

21.    SEGMENT REPORTING

The Company holds a controlling interest in Island Heritage, whose primary business is insurance. As a result of the strategic significance of the insurance business to the Company, and given the relative size of revenues generated by the insurance business, the Company modified its internal reporting process and the manner in which the business is managed and as a result the Company revised its segment structure, effective January 1, 2008, to include a new Insurance segment. As a result of this process the company is now reporting its results to the chief operating decision maker based on two reporting segments: Reinsurance and Insurance. The 2007 comparative information below reflects our current segment structure. As the Company did not undertake any insurance business prior to its acquisition of Island Heritage in the third quarter of 2007, there is no 2006 comparative information.  The Company regularly reviews its financial results and assesses performance on the basis of these two reporting segments.

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

Insurance

The Company has established an Insurance segment as a result of the insurance business operated through Island Heritage, a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.  The Company gained a controlling interest in Island Heritage in the third quarter of 2007, and as a result, the comparatives for the year December 31, 2007 include the results of Island Heritage for six months only.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes, minority interest and interest in earnings of equity investments, total assets, reserves and ratios for each of our business segments for the years ended December 31, 2008, 2007 and 2006.  There was only one segment for the year ended December 31, 2006:

	Year Ended December 31,
	2008				2007				2006
	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total	Total

Gross premiums written	$740,169	$76,926	$(35,206)	$781,889	$544,255	$33,026	$(131)	$577,150	$302,489
Premiums ceded	(46,638)	(75,759)	35,206	(87,191)	(30,592)	(20,375)	848	(50,119)	(19,991)
Net premiums written	693,531	1,167	-	694,698	513,663	12,651	717	527,031	282,498
Net premiums earned	$641,500	$12,668	$-	$654,168	$464,200	$13,031	$(94)	$477,137	$192,063
Other insurance related income	305	13,247	(9,691)	3,861	1,182	3,246	-	4,428	933
Loss and loss adjustment expenses	377,228	2,656	-	379,884	191,269	1,590	-	192,859	26,660
Acquisition costs	101,528	13,897	(9,691)	105,734	75,880	6,506	(94)	82,292	29,939
General and administrative expenses	90,026	9,000	-	99,026	68,929	3,532	-	72,461	34,741
Underwriting Income	$73,023	$362	$-	$73,385	$129,304	$4,649	$-	$133,953	$101,656

Loss ratio (2)	58.8%	10.2%		58.1%	41.2%	9.8%		40.4%	13.9%
Acquisition cost ratio (2)	15.8%	53.6%		16.2%	16.3%	40.0%		17.2%	15.6%
General and administrative expense ratio (2)	14.0%	34.7%		15.1%	14.9%	21.7%		15.2%	18.1%
Combined ratio (2)	88.6%	98.5%		89.4%	72.4%	71.5%		72.8%	47.6%
Total assets	$2,167,853	$48,117		$2,215,970	$2,034,077	$69,696		$2,103,773	$1,144,502

Reconciliation:
Underwriting Income				$73,385				$133,953	$101,656
Net investment income				51,398				73,808	34,212
Net realized and unrealized (losses) gains - investments				(272,206)				17,174	10,304
Net realized and unrealized gains (losses) - other				11,617				(9,821)	1,943
Other income				4,354				1,383	5,166
Interest expense				(18,297)				(18,677)	(4,648)
Net foreign exchange (losses) gains				(21,477)				5,289	2,079
(Loss) Income before income taxes, minority interest and interest in earnings of equity investments				$(171,226)				$203,109	$150,712

(1) Inter segment eliminations for 2008 relate to a quota share arrangement between Flagstone Suisse and Island Heritage. For 2007 the eliminations relate to reinsurance purchased by Island Heritage from Flagstone Reinsurance Limited.

(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other insurance related income.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The following tables set forth a breakdown of the Company’s gross premiums written by line of business and geographic area of risks insured for the periods indicated:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$457,549	58.5%	$378,671	65.6%	$219,102	72.4%
Property	94,706	12.1%	94,503	16.4%	56,417	18.7%
Short-tail specialty and casualty	152,708	19.5%	71,081	12.3%	26,970	8.9%
Insurance	76,926	9.9%	32,895	5.7%	-	0.0%
Total	$781,889	100.0%	$577,150	100.0%	$302,489	100.0%

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured(1)
Caribbean(2)	$88,482	11.3%	$48,103	8.3%	$10,291	3.4%
Europe	104,185	13.4%	79,894	13.8%	45,737	15.1%
Japan and Australasia	47,866	6.1%	39,547	6.9%	31,690	10.5%
North America	359,684	46.0%	297,928	51.6%	160,384	53.0%
Worldwide risks(3)	153,442	19.6%	99,365	17.2%	37,815	12.5%
Other	28,230	3.6%	12,313	2.2%	16,572	5.5%
Total	$781,889	100.0%	$577,150	100.0%	$302,489	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	Gross written premiums related to the Insurance segment are included in the Caribbean geographic area.
(3)	This geographic area includes contracts that cover risks in two or more geographic zones.

For the years ended December 31, 2008, 2007 and 2006, premiums produced by brokers were as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Aon Benfield	$369,037	47.2%	$245,664	42.6%	$141,892	46.9%
Guy Carpenter	162,236	20.7%	153,781	26.6%	49,845	16.5%
Willis Group	56,997	7.3%	77,030	13.3%	72,424	23.9%
Other brokers	193,619	24.8%	100,675	17.5%	38,328	12.7%
Total	$781,889	100.0%	$577,150	100.0%	$302,489	100.0%

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

22.    SUBSEQUENT EVENTS

Citibank Letter of Credit Facility

On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Facility”). The Facility comprises a $300.0 million facility for letters of credit with a maximum tenor of 15 months and a $150.0 million facility for letters of credit issued in respect of Funds at Lloyds with a maximum tenor of 60 months, in each case subject to automatic extension for successive periods, but in no event longer than one year. The Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  This Facility replaces the existing $400.0 million uncommitted letter of credit facility agreement with Citibank N.A. discussed in Note 12 “Debt and Financing Arrangement”.

Barclays Letter of Credit Facility

On March 5, 2009, Flagstone Suisse entered into a secured $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Facility”). The Facility comprises a $200.0 million facility for letters of credit with a maximum tenor of 15 months, subject to automatic extension for successive periods, but in no event longer than one year. The Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.

Sale of an Aircraft Delivery Slot by Mr. Byrne to the Company

On March 6, 2009, Flagstone Leasing entered into a Share Purchase Agreement with Mr. Byrne to acquire 100% of the issued and outstanding common voting shares of IAL 7X.  Mr. Byrne owned 100% of the issued and outstanding common voting shares of IAL 7X.   Pursuant to the terms of the IAL 7X Agreement, Flagstone Leasing, on March 6 2009, acquired all of the issued and outstanding common voting shares of IAL 7X for a cash purchase price of $10,000. The purchase price equaled the value of the net assets acquired, inclusive of debt of $14.3 million due to Banc of America Leasing and Capital LLC (“BoA”). IAL 7X owned, as its principal asset, a delivery slot for a Dassault Falcon 7X aircraft (“the 7X”).  IAL 7X had made progress payments of $14.0 million as of March 6, 2009 and had recorded such payments as purchase deposits on its balance sheet. IAL 7X has entered into an agreement with BoA for the financing of 100% of the purchase cost of the 7X up to an amount of $45.2 million.  Mr. Byrne served as guarantor of the financing with BoA and this guarantee was replaced with one from the Company. The 7X is expected to be delivered at the end of 2009 for an estimated cost of $44.0 million (the “contract price”).

Mr. Byrne and the Company have agreed that upon delivery of the aircraft, the Company will either sell the aircraft or retain it as determined by the Board according to the Company’s needs at that time,  and if not sold will have it appraised by two independent appraisers. If the sale price, or appraisal value, is greater than the contract price, the Company will pay Mr. Byrne 85% of the excess in cash. If the sale price, or appraisal value, is less than the contract price, Mr. Byrne will reimburse the Company 100% of the shortfall in cash.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

23.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2008
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Net premiums written	$84,488	$151,235	$232,743	$226,232
Net premiums earned	188,503	188,641	141,767	135,257
Net investment income	3,367	16,056	13,279	18,696
Net realized investment (losses) gains	(98,017)	(139,716)	1,793	(24,649)
Other income	2,946	1,418	2,127	1,724
Total revenues	96,799	66,399	158,966	131,028

Loss and loss adjustment expenses	84,051	199,768	56,298	39,767
Acquisition costs	26,907	27,452	27,210	24,165
General and administrative expenses	31,992	16,271	24,214	26,549
Interest expense	4,626	3,722	4,609	5,340
Net foreign exchange gains	18,215	8,331	1,630	(6,699)
Total expenses	165,791	255,544	113,961	89,122
Income before income taxes, minority interest and interest in earnings of equity investments	(68,992)	(189,145)	45,005	41,906
Provision for income tax	714	(585)	(442)	(865)
Minority interest	(6,460)	3,657	(2,615)	(8,181)
Interest in earnings of equity investments	(824)	(475)	-	-
Net (loss) income	$(75,562)	$(186,548)	$41,948	$32,860

Basic net income per common share	$(0.89)	$(2.18)	$0.49	$0.38
Diluted net income per common share	$(0.89)	$(2.18)	$0.49	$0.38
Dividends declared per common share	$0.04	$0.04	$0.04	$0.04

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Net premiums written	$55,786	$91,132	$181,345	$198,768
Net premiums earned	125,270	138,799	111,842	101,226
Net investment income	22,624	17,022	20,531	13,631
Net realized investment (losses) gains	(3,558)	8,298	(1,901)	4,514
Other income	2,926	1,961	251	673
Total revenues	147,262	166,080	130,723	120,044

Loss and loss adjustment expenses	30,415	37,439	77,257	47,748
Acquisition costs	26,054	28,795	14,725	12,718
General and administrative expenses	24,229	19,763	13,800	14,669
Interest expense	6,020	5,873	3,520	3,264
Net foreign exchange gains	(2,109)	(1,842)	(56)	(1,282)
Total expenses	84,609	90,028	109,246	77,117
Income before income taxes, minority interest and interest in earnings of equity investments	62,653	76,052	21,477	42,927
Provision for income tax	(432)	(229)	(77)	(45)
Minority interest	(10,852)	(9,317)	(7,892)	(7,733)
Interest in earnings of equity investments	-	(257)	1,186	461
Net income	$51,369	$66,249	$14,694	$35,610

Basic net income per common share	$0.60	$0.78	$0.17	$0.50
Diluted net income per common share	$0.60	$0.77	$0.17	$0.49
Dividends declared per common share	$0.04	$0.04	$-	$-

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

SCHEDULES I-IV

All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES AS AT DECEMBER 31, 2008
(Expressed in thousands of U.S. dollars)

	Amortized	Fair	Balance sheet
Type of investments	cost or cost	value	amount
Fixed maturities
Bonds:
Unites States Government and government agencies and authorities	$487,667	$486,841	$486,841
States, municipalities and political subdivisions	-	-	-
Foreign government	15,109	15,206	15,206
Public utilities	-	-	-
Convertible and bonds with warrants attached	-	-	-
All other corporate bonds	285,016	282,308	282,308
Certificates of deposit	-	-	-
Redeemable preferred stock	-	-	-
Total fixed maturities	787,792	784,355	784,355

Equities securities:
Common stocks
Public utilities	-	-	-
Banks, trust and insurance companies	998	731	731
Industrial, miscellaneous and all other	15,268	4,582	4,582
Nonredeemable preferred stocks			-
Total equity securities	16,266	5,313	5,313

Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	-	-	-
Other long-term investments	58,282	54,655	54,655
Short-term investments	30,491	30,413	30,413
Total investments	$892,831	$874,736	$874,736

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

FLAGSTONE REINSURANCE HOLDINGS LIMITED
BALANCE SHEETS
As at December 31, 2008 and 2007
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	2008	2007

ASSETS

Cash and cash equivalents	$4,361	$55
Investment in subsidiaries	1,021,781	1,394,887
Goodwill	2,000	2,000
Intercompany loans receivable	243,435	-
Other assets	3,019	5,848
Total Assets	$1,274,596	$1,402,790

LIABILITIES
Due to subsidiaries	$61,920	$30,453
Long term debt	163,071	164,007
Accrued interest payable	433	539
Intercompany loans payable	54,364	-
Other liabilities	3,266	723
Total Liabilities	283,054	195,722

SHAREHOLDERS' EQUITY
Common voting shares, 150,000,000 authorized, $0.01 par value, issued and outstanding (2008 - 84,801,732; 2007 - 85,309,107)	848	853
Additional paid-in capital	897,344	905,316
Accumulated other comprehensive (loss) income	(6,751)	-
Retained earnings	100,101	300,899
Total Shareholders' Equity	991,542	1,207,068

Total Liabilities and Shareholders' Equity	$1,274,596	$1,402,790

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

 FLAGSTONE REINSURANCE HOLDINGS LIMITED
STATEMENTS OF OPERATIONS
For the years December 31, 2008, 2007 and 2006
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	2008	2007	2006

REVENUES
Net investment income	$3,047	$196	$415
Net realized and unrealized (losses) gains - investments	(2,539)	2,228	437
Dividend income	327,853	-	-
Total revenues	328,361	2,424	852

EXPENSES
General and administrative expenses	6,876	2,888	1,297
Share based compensation expense	(325)	8,136	6,208
Interest expense	12,579	13,856	4,648
Net foreign exchange gains	4,273	1,845	469
Total expenses	23,403	26,725	12,622
Income (loss) before income taxes, minority interest and interest in earnings of equity investments	304,958	(24,301)	(11,770)
Interest in earnings of equity investments	(492,260)	192,223	164,108

NET (LOSS) INCOME	$(187,302)	$167,922	$152,338

 Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

FLAGSTONE REINSURANCE HOLDINGS LIMITED
STATEMENTS OF CASH FLOWS
For the years December 31, 2008, 2007 and 2006
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	2008	2007	2006
Cash flows (used in) provided by operating activities:
Net (loss) income	$(187,302)	$167,922	$152,338
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized losses (gains)	2,539	(2,228)	(437)
Net unrealized (gains) losses foreign exchange	(2,579)	-	-
Share based compensation expense	(325)	8,136	6,208
Interest in loss (earnings) of equity investments	492,260	(192,223)	(164,108)
Changes in assets and liabilities, excluding net assets acquired:
Other assets	(3,315)	(33)	(3,150)
Due to subsidiaries	(159,674)	-	-
Due to related parties	-	-	(42)
Accrued interest payable	-	11	529
Other liabilities	1,310	(198)	677
Net cash provided by operating activities	142,914	(18,613)	(7,985)

Cash flows used in investing activities:
Net cash paid in acquisitions of subsidiaries	(119,280)	(199,244)	(311,386)
Other	247	-	-
Net cash used in investing activities	(119,033)	(199,244)	(311,386)

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	(885)	171,644	162,833
Issue of notes, net of issuance costs paid	-	24,744	132,810
Share repurchase	(6,641)	-	-
Intercompany financing	-	23,901	6,473
Dividend paid on common shares	(13,496)	(6,824)	-
Other	1,447	2,641	729
Net cash (used in) provided by financing activities	(19,575)	216,106	302,845

Decrease (increase) in cash and cash equivalents	4,306	(1,751)	(16,526)
Cash and cash equivalents - beginning of year	55	1,806	18,332
Cash and cash equivalents - end of year	$4,361	$55	$1,806

Supplemental cash flow information:
Interest paid	$11,604	$12,913	$3,861
Dividends received from subsidiaries	$327,853	$-	$-

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTE TO CONDENSED FINANCIAL STATEMENTS
As at December 31, 2008 and 2007
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

DEBT AND FINANCING ARRANGEMENTS

Long term debt

The Company’s debt outstanding as at December 31, 2008 and 2007 is as follows:

						Outstanding balance as at
Issue	Issued	Notional	Interest	First Call	Maturity	December 31,
Type	In	Amount	Rate	In	In	2008	2007
Deferrable Interest Debentures	2006	$120,000	LIBOR + 3.54%	2011	2036	$120,000	$120,000
Junior Subordinated Deferrable Interest Notes	2006	€13,000	Euribor + 3.54%	2011	2036	$18,070	$19,006
Junior Subordinated Deferrable Interest Notes	2007	$25,000	LIBOR + 3.10%	2012	2037	$25,000	$25,000
						$163,070	$164,006

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information of financial instruments. For financial instruments where quoted market prices are not available, the fair value of these financial instruments is estimated by discounting future cash flows or by using similar recent transactions. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. The Company does not carry its long term debt at fair value on its consolidated balance sheets. As at December 31, 2008, the Company estimated the fair value of its long term debt to be approximately $97.5 million and as at December 31, 2007, the Company estimated the fair value of its long term debt to be approximately equal to its carrying value as the debt was recently issued and pays a floating interest rate.

The Notes indentures contain various covenants, including limitations on liens on the stock restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the Notes indentures at December 31, 2008.

Interest expense includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period from the issuance of the Notes to the earliest they may be called by the Company. For the years ended December 31, 2008, 2007 and 2006, the Company incurred interest expense and amortization of debt offering expenses of $11.5 million, $13.7 million and $4.5 million on the Notes.  Also, at December 31, 2008 and 2007, the Company had $0.8 million and $0.5 million, respectively, of interest payable included in other liabilities in the consolidated balance sheets.

Index

Future principal and interest payments on long term debt are expected to be as follows:

Year	Estimated furture principal and interest payments
2009	$8,252
2010	8,252
2011	8,252
2012	8,252
2013	8,252
Later years	351,925
Total	$393,185

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
As at and for the Periods Ended December 31, 2008, 2007, and 2006
(Expressed in thousands of U.S. dollars)

	As at December 31, 2008			For the year ended December 31, 2008

		Future policy					Amortization
		benefits,				Benefits,	of
	Deferred	losses,				claims,	deferred
	policy	claims and			Net	losses and	policy	Other
	acquisition	loss	Unearned	Premium	investment	settlement	acquisition	operating	Premiums
	costs	expenses	premiums	revenue	income	expenses	costs	expenses	written

Reinsurance	$40,086	$400,957	$239,529	$641,500	$-	$377,228	$101,528	$90,026	$740,169
Insurance	4,515	10,608	31,362	12,668	-	2,656	13,897	9,000	76,926
Inter-segment Eliminations	-	-	-	-	-	-	(9,691)	-	(35,206)
Unallocated	-	-	-	-	51,398	-	-	-	-
	$44,601	$411,565	$270,891	$654,168	$51,398	$379,884	$105,734	$99,026	$781,889

	As at December 31, 2007			For the year ended December 31, 2007

		Future policy					Amortization
		benefits,				Benefits,	of
	Deferred	losses,				claims,	deferred
	policy	claims and			Net	losses and	policy	Other
	acquisition	loss	Unearned	Premium	investment	settlement	acquisition	operating	Premiums
	costs	expenses	premiums	revenue	income	expenses	costs	expenses	written

Reinsurance	$26,367	$177,100	$157,676	$464,200	$-	$191,269	$75,880	$68,929	$544,255
Insurance	4,240	3,878	17,931	13,031	-	1,590	6,506	3,532	33,026
Inter-segment Eliminations	-	-	-	(94)	-	-	(94)	-	(131)
Unallocated	-	-	-	-	73,808	-	-	-	-
	$30,607	$180,978	$175,607	$477,137	$73,808	$192,859	$82,292	$72,461	$577,150

	As at December 31, 2006			For the year ended December 31, 2006

		Future policy					Amortization
		benefits,				Benefits,	of
	Deferred	losses,				claims,	deferred
	policy	claims and			Net	losses and	policy	Other
	acquisition	loss	Unearned	Premium	investment	settlement	acquisition	operating	Premiums
	costs	expenses	premiums	revenue	income	expenses	costs	expenses	written

Reinsurance	$11,909	$22,516	$98,659	$192,063	$-	$26,660	$29,939	$34,741	$302,489
Insurance	-	-	-	-	-	-	-	-	-
Unallocated	-	-	-	-	34,212	-	-	-	-
	$11,909	$22,516	$98,659	$192,063	$34,212	$26,660	$29,939	$34,741	$302,489

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
SCHEDULE IV
REINSURANCE
As at and for the Periods Ended December 31, 2008, 2007, and 2006
(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

2008 - Property and casualty	$-	$87,191	$781,889	$694,698	113%
2007 - Property and casualty	$-	$50,119	$577,150	$527,031	110%
2006 - Property and casualty	$-	$19,991	$302,489	$282,498	107%

Index

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management has performed an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. As permitted by SEC guidance, our management excluded from this evaluation the acquisitions of:

Flagstone Africa, acquired on June 26, 2008, and which accounted for approximately 1.6% of our total assets, 0.8% of our gross premiums written and nil of our net loss as reflected in our consolidated financial statements as of and for the year ending December 31, 2008.

Alliance Re, acquired through a tender offer completed in the fourth quarter of 2008, and which accounted for approximately 6.4% of our total assets, 0.2% of our gross premiums written and 5.3% of our net loss as reflected in our consolidated financial statements as of and for the year ending December 31, 2008.

Marlborough Underwriting Agency Limited (“Marlborough”) which closed on November 18, 2008 and which accounted for approximately 0.7% of our total assets, nil of our gross premiums written and nil of our net loss as reflected in our consolidated financial statements as of and for the year ending December 31, 2008.

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide an absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal year of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flagstone Reinsurance Holdings Limited
Hamilton, Bermuda

We have audited the internal control over financial reporting of Flagstone Reinsurance Holdings Limited  and subsidiaries (the "Company") as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at:

·       Flagstone Reinsurance Africa Limited which was acquired on June 26, 2008 and which accounted for approximately 1.6% of total assets, 0.80 % of gross written premiums, and nil of the net loss as reflected in the consolidated financial statement amounts as of and for the year ended December 31, 2008.

·       Flagstone Alliance Insurance & Reinsurance PLC which was acquired on October 6, 2008 and which accounted for approximately 6.4% of total assets, 0.2 % of gross written premiums, and 5.3% of the net loss as reflected in the consolidated financial statement amounts as of and for the year ended December 31, 2008.

·        Marlborough Underwriting Agency Limited which was acquired on November 18, 2008 and which accounted for approximately 0.7% of total assets, nil of the gross written premiums, and nil of the net loss as reflected in the consolidated financial statement amounts as of and for the year ended December 31, 2008.

Accordingly, our audit did not include the internal control over financial reporting at Flagstone Reinsurance Africa Limited, Flagstone Alliance Insurance & Reinsurance PLC and Marlborough Underwriting Agency Limited.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (cont’d)

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 which expressed  an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche
Hamilton, Bermuda
March 13, 2009

ITEM 9B.    OTHER INFORMATION

None.

PART III
Index

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from a definitive proxy statement (the “Proxy Statement”) that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

By:	/s/ David A. Brown
Name: David A. Brown
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Byrne	Executive Chairman and Director	March 13, 2009
Mark J. Byrne

/s/ David A. Brown	Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2009
David A. Brown

/s/ Patrick Boisvert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009
Patrick Boisvert

/s/ Gary Black	Director	March 13, 2009
Gary Black

	Director	March 13, 2009
Stephen Coley

/s/ Thomas Dickson	Director	March 13, 2009
Thomas Dickson

/s/ Stewart Gross	Director	March 13, 2009
Stewart Gross

/s/ E. Daniel James	Director	March 13, 2009
E. Daniel James

/s/ Tony Knap	Director	March 13, 2009
Tony Knap

/s/ Anthony Latham	Director	March 13, 2009
Anthony Latham

/s/ Jan Spiering	Director	March 13, 2009
Jan Spiering

/s/ Wray T. Thorn	Director	March 13, 2009
Wray T. Thorn

/s/ Peter Watson	Director	March 13, 2009
Peter Watson

FLAGSTONE REINSURANCE HOLDINGS LIMITED
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

3.2	Amended and Restated Bye-laws (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007)
3.3	Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.3 to Amendment No. 4 to the Registration Statement filed February 14, 2007)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement filed February 14, 2007)
4.2	Amended and Restated Warrant dated November 17, 2008 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed November 18, 2009)
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

10.2*	Flagstone Reinsurance Holdings Limited Performance Share Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 5, 2008)
10.3*	Flagstone Reinsurance Holdings Limited Restricted Share Unit Plan, as amended, dated May 15, 2008

10.4
Pledge Agreement dated as of August 28, 2006 between Flagstone Reinsurance Limited and Citibank Ireland Financial Services plc (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.5
Account Control Agreement dated as of August 28, 2006 among Flagstone Reinsurance Limited and Citibank Ireland Financial Services plc (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.6
Insurance Letters of Credit—Master Agreement dated as of August 28, 2006 among Flagstone Reinsurance Limited and Citibank Ireland Financial Services plc (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.7
Insurance Letters of Credit—Master Agreement dated as of January 22, 2009 among Flagstone Réassurance Suisse SA and Citibank Europe Plc (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 28, 2009)

10.8
Pledge Agreement dated as of December 17, 2008 between Flagstone Réassurance Suisse SA, as pledgor, and Citibank  Europe Plc, as pledgee (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed January 28, 2009)

10.9
Security Agreement dated as of January 22, 2009 among Citibank Europe Plc, Flagstone Réassurance Suisse SA and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed January 28, 2009)

10.10
Account Control Agreement dated as of August 28, 2006 among Flagstone Reinsurance Limited and Citibank Europe plc (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed January 28, 2009)

10.11
$200,000,000 Multi-Currency Letter of Credit Facility Agreement dated as of March 6, 2009 between Flagstone Réassurance Suisse SA, as Borrower, and Barclays Bank PLC, as Issuing Bank (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 11, 2009)

10.12
Security Agreement dated as of March 5, 2009 between Flagstone Réassurance Suisse SA, as Grantor, and Barclays Bank PLC, as Secured Party (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed March 11, 2009)

10.13
Deed of Charge Over Securities dated March 5, 2009 granted by Flagstone Réassurance Suisse SA in favor of Barclays Bank PLC (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed March 11, 2009)

10.14
Deed of Charge Over Credit Balances dated March 5, 2009 granted by Flagstone Réassurance Suisse SA in favor of Barclays Bank PLC (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed March 11, 2009)

10.15
Securities Account Control Agreement dated as of March 6, 2009 between Flagstone Réassurance Suisse SA and JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed March 11, 2009)

10.16
Side Letter Agreement dated March 5, 2009 in respect of the $200,000,000 Multicurrency Letter of Credit Facility Agreement dated on or about the date hereof between Flagstone Réassurance Suisse SA and Barclays Bank PLC (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K filed March 11, 2009)

10.17*
Employment Agreement dated October 18, 2006 between Mark Byrne and Flagstone Reinsurance Holdings Limited (incorporated by reference to Exhibit 10.8 to the Registration Statement filed December 8, 2006)

10.18*
Employment Agreement dated October 15, 2006 between David Brown and Flagstone Reinsurance Holdings Limited (incorporated by reference to Exhibit 10.9 to the Registration Statement filed October 24, 2006)

10.19*
Employment Agreement dated October 18, 2006 between James O'Shaughnessy and Flagstone Reinsurance Holdings Limited (incorporated by reference to Exhibit 10.10 to the Registration Statement filed October 24, 2006)

10.20*	Employment Agreement dated August 26, 2008 between Gary Prestia and Flagstone Réassurance Suisse SA – Bermuda Branch
10.21*	Employment Agreement dated July 20, 2007 between Guy Swayne and Flagstone Réassurance Suisse SA
10.22*	Secondment Letter dated July 17, 2007 between Guy Swayne and Flagstone Réassurance Suisse SA
10.23*	Employment Agreement dated April 9, 2008 between Patrick Boisvert and Flagstone Réassurance Suisse SA
10.24*	Amendment Agreement dated July 1, 2008 between Patrick Boisvert and Flagstone Réassurance Suisse SA
10.25*	Employment Agreement dated August 25, 2008 between David Flitman and Flagstone Réassurance Suisse SA (Bermuda)
10.26*	Employment Agreement dated September 23, 2008 between Brenton Slade and Flagstone Réassurance Suisse SA (Bermuda)
10.27*	Contract of Employment dated June 30, 2005 between Khader Hemsi and Alliance International Reinsurance Public Company Limited
10.28*	Amendment to Contract of Employment dated November 14, 2007 between Khader Hemsi and Alliance International Reinsurance Company Limited
10.29*	Addendum to Contract of Employment dated February, 2009 between Khader Hemsi and Flagstone Alliance Insurance and Reinsurance PLC
10.30*	Employment Agreement dated December 1, 2008 between Thomas Bolt and Marlborough Underwriting Agency Limited
10.31*	Employment Agreement dated April 17, 2007 between Frédéric Traimond and Flagstone Réassurance Suisse SA
10.32*	Amendment Agreement dated March 1, 2008 between Frédéric Traimond and Flagstone Réassurance Suisse SA
10.33*	Employment Agreement dated August 26, 2008 between William Fawcett and Flagstone Réassurance Suisse SA (Bermuda)
10.34*	Employment Agreement dated August 21, 2008 between Venkateswara Mandava and Flagstone Réassurance Suisse SA (Bermuda)
10.35	Charter agreement dated December 20, 2005 with Longtail Aviation Ltd. (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.36
Quota Share Reinsurance Treaty dated August 28, 2006 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.37
Operational Support Agreement dated as of December 20, 2005 between Flagstone Reinsurance Limited and West End Capital Management (Bermuda) Limited (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.38
Letter agreement dated February 23, 2006 between Lightyear Fund II (Cayman) L.P. and Flagstone Reinsurance Holdings Limited (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.39
2006 Residential Property Catastrophe Excess of Loss Reinsurance Agreement between Flagstone Reinsurance Limited and Island Heritage Insurance Company Limited (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.40
2006 Umbrella Property Catastrophe Excess of Loss Reinsurance Agreement between Flagstone Reinsurance Limited and Island Heritage Insurance Company Limited (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.41
Lease of Office Space dated July 26, 2005 between Crombie Developments Limited and West End Capital Services (Halifax) Limited (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.42	Agreement to Lease Amendment dated October 30, 2007 between Crombie Developments Limited, as Landlord and Flagstone Management Services (Halifax) Limited, as Tenant
10.43	Amending Agreement dated February 26, 2008 between Crombie Developments Limited, as Landlord, and Flagstone Management Services (Halifax) Limited, as Tenant
10.44
Facultative Obligatory Surplus Reinsurance Contract effective June 5, 2006 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.45
Quota Share Reinsurance Treaty dated January 4, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW 2 Cell (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.46
Facultative Obligatory Surplus Reinsurance Contract effective January 1, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW 2 Cell (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.47
Quota Share Reinsurance Treaty dated January 12, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as High Layer Cell (incorporated by reference to Exhibit 10.32 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.48
Facultative Obligatory Surplus Reinsurance Contract effective January 1, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as High Layer Cell (incorporated by reference to Exhibit 10.33 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.49
Quota Share Reinsurance Treaty dated January 4, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.50
Facultative Obligatory Surplus Reinsurance Contract effective June5, 2006 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.51
Discretionary Investment Management Agreement dated as of June 5, 2006 between West End Capital Management (Bermuda) Limited and Mont Fort Re Ltd. ILW Cell (incorporated by reference to Exhibit 10.34 to Amendment No. 4 to the Registration Statement filed February 14, 2008)

10.52
Discretionary Investment Management Agreement dated as of January 1, 2007 between West End Capital Management (Bermuda) Limited and Mont Fort Re Ltd. ILW 2 Cell (incorporated by reference to Exhibit 10.35 to Amendment No. 6 to the Registration Statement filed March 14, 2007)

10.53
Discretionary Investment Management Agreement dated as of January 1, 2007 between West End Capital Management (Bermuda) Limited and Mont Fort Re Ltd. High Layer Cell (incorporated by reference to Exhibit 10.35 to Amendment No. 6 to the Registration Statement filed March 14, 2007)

10.54	Merger Agreement dated September 25, 2009 between Flagstone Reinsurance Limited and Flagstone Réassurance Suisse SA
10.55*	Compensation Philosophy dated June 15, 2006
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

*	Management contract or compensatory plan, contract or arrangement.