Form 10-Q
period 2009-03-31
Flagstone Reinsurance Holdings Ltd
filed 2009-05-08
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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

As of April 30, 2009 the Registrant had 84,864,844 common voting shares outstanding, with a par value of $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at March 31, 2009	As at December 31, 2008
	(Unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2009 - $937,374 ; 2008 - $787,792)	$944,520	$784,355
Short term investments, at fair value (Amortized cost: 2009 - $121,347; 2008 - $30,491)	124,907	30,413
Equity investments, at fair value (Cost: 2009 - $10,698; 2008 - $16,266)	2,855	5,313
Other investments	52,314	54,655
Total Investments	1,124,596	874,736
Cash and cash equivalents	603,950	783,705
Restricted cash	41,644	42,403
Premium balances receivable	363,382	218,287
Unearned premiums ceded	68,014	31,119
Reinsurance recoverable	11,582	16,422
Accrued interest receivable	6,840	7,226
Receivable for investments sold	14,578	9,634
Deferred acquisition costs	59,970	44,601
Funds withheld	12,425	14,433
Goodwill	16,022	17,141
Intangible assets	32,531	32,873
Other assets	116,505	123,390
Total Assets	$2,472,039	$2,215,970

LIABILITIES
Loss and loss adjustment expense reserves	$429,802	$411,565
Unearned premiums	421,218	270,891
Insurance and reinsurance balances payable	51,641	31,123
Payable for investments purchased	28,762	7,776
Long term debt	265,306	252,575
Other liabilities	51,158	58,577
Total Liabilities	1,247,887	1,032,507

EQUITY
Common voting shares, 150,000,000 authorized, $0.01 par value, issued and outstanding (2009 - 84,864,844; 2008 - 84,801,732)	849	848
Additional paid-in capital	901,344	897,344
Accumulated other comprehensive loss	(6,377)	(8,271)
Retained earnings	128,307	96,092
Total Flagstone Shareholders' Equity	1,024,123	986,013
Noncontrolling Interest in Subsidiaries	200,029	197,450
Total Equity	1,224,152	1,183,463
Total Liabilities and Equity	$2,472,039	$2,215,970

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
  FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

REVENUES
Gross premiums written	$361,485	$242,246
Premiums ceded	(75,669)	(16,014)
Net premiums written	285,816	226,232
Change in net unearned premiums	(112,981)	(90,975)
Net premiums earned	172,835	135,257
Net investment (loss) income	(1,753)	18,696
Net realized and unrealized losses - investments	(1,899)	(12,412)
Net realized and unrealized gains (losses) - other	7,430	(12,237)
Other income	5,169	1,724
Total revenues	181,782	131,028

EXPENSES
Loss and loss adjustment expenses	76,594	39,767
Acquisition costs	28,037	24,165
General and administrative expenses	34,300	26,549
Interest expense	3,557	5,340
Net foreign exchange losses (gains)	1,097	(6,699)
Total expenses	143,585	89,122
Income before income taxes and interest in earnings of equity investments	38,197	41,906
Provision for income tax	706	(865)
Interest in loss of equity investments	(378)	-
Net income	38,525	41,041
Less: Income attributable to noncontrolling interest	(2,782)	(8,181)
NET INCOME ATTRIBUTABLE TO FLAGSTONE	$35,743	$32,860

Net income	$38,525	$41,041
Change in currency translation adjustment	1,867	(1,420)
Change in defined benefit pension plan obligation	(176)	(549)
Comprehensive income	40,216	39,072
Less: Comprehensive income attributable to noncontrolling interest	(2,579)	(8,181)
COMPREHENSIVE INCOME ATTRIBUTABLE TO FLAGSTONE	$37,637	$30,891

Weighted average common shares outstanding—Basic	85,070,002	85,469,270
Weighted average common shares outstanding—Diluted	85,208,295	85,690,742
Net income attributable to Flagstone per common share—Basic	$0.42	$0.38
Net income attributable to Flagstone per common share—Diluted	$0.42	$0.38
Dividends declared per common share	$0.04	$0.04

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars, except share data)

For the period ended March 31, 2009	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,183,463	$-	$96,092	$(8,271)	$848	$897,344	$197,450

Comprehensive income:
Net income	38,525	38,525	35,743				2,782
Other comprehensive income:
Change in currency translation adjustment	1,867	1,867		2,070			(203)
Defined benefit pension plan obligation	(176)	(176)		(176)
	1,691	1,691
Comprehensive income	40,216	$40,216
Stock based compensation	4,000					4,000
Subsidiary stock based compensation
Issue of shares, net	1				1
Dividends declared	(3,528)		(3,528)
Ending balance	$1,224,152		$128,307	$(6,377)	$849	$901,344	$200,029

For the period ended March 31, 2008	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive income	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,395,263	$-	$296,890	$7,426	$853	$905,316	$184,778

Repurchase of preferred shares	(6,639)						(6,639)
Comprehensive income:
Net income	41,041	41,041	32,860				8,181
Other comprehensive income:
Change in currency translation adjustment	(1,420)	(1,420)		(1,420)
Defined benefit pension plan obligation	(549)	(549)		(549)
	(1,969)	(1,969)
Comprehensive income	39,072	$39,072
Stock based compensation	3,710					3,710
Subsidiary stock based compensation	(131)						(131)
Issue of shares, net	-
Dividends declared	(3,524)		(3,524)
Other	(91)						(91)
Ending balance	$1,427,660		$326,226	$5,457	$853	$909,026	$186,098

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Expressed in thousands of U.S. dollars)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Cash flows provided by (used in) operating activities:
Net income	$38,525	$41,041
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (gains) losses	(5,531)	24,649
Net unrealized foreign exchange gains	(3,824)	-
Depreciation expense	1,616	1,154
Share based compensation expense	3,873	3,599
Interest in earnings of equity investments	378	-
Accretion/amortization on fixed maturities	8,727	(4,754)
Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(145,763)	(66,304)
Unearned premiums ceded	(36,864)	(3,475)
Deferred acquisition costs	(15,947)	(6,237)
Funds withheld	1,969	(3,696)
Loss and loss adjustment expense reserves	24,161	18,257
Unearned premiums	152,944	98,123
Insurance and reinsurance balances payable	20,708	(287)
Resinsurance recoverable	5,306	-
Other changes in assets and liabilities, net	22,867	3,726
Net cash provided by operating activities	73,145	105,796

Cash flows (used in) provided by investing activities:
Purchases of fixed income securities	(735,207)	(399,242)
Sales and maturities of fixed income securities	509,347	732,348
Purchases of equity securities	(2,006)	(20,131)
Sales of equity securities	4,177	-
Purchases of other investments	(46)	(2,002)
Sales of other investments	(12,480)	(51,885)
Purchases of fixed assets	(3,813)	(4,830)
Sale of fixed asset	145	-
Change in restricted cash	759	(250)
Net cash (used in) provided by investing activities	(239,124)	254,008

Cash flows (used in) provided by financing activities:
Contribution of minority interest	-	(222)
Repurchase of minority interest	-	(6,639)
Dividend paid on common shares	(3,392)	(3,413)
Repayment of long term debt	(749)	-
Other	207	205
Net cash used in financing activities	(3,934)	(10,069)

Effect of foreign exchange rate on cash	(9,842)	(1,904)

(Decrease) increase in cash and cash equivalents	(179,755)	347,831
Cash and cash equivalents - beginning of year	783,705	362,622
Cash and cash equivalents - end of period	$603,950	$710,453

Supplemental cash flow information:
Receivable for investments sold	$14,578	$5,660
Payable for investments purchased	$28,762	$23,843
Interest paid	$3,762	$5,588

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

FLAGSTONE REINSURANCE HOLD INGS LIMITED
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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented.  The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009.

These interim financial statements separately present restricted cash and reinsurance recoverable. In the prior period these amounts were included with cash and cash equivalents and other assets. This presentation of of prior period amounts is consistent with the current period presentation with no effect on net income or loss attributable to Flagstone

2.       New Accounting Pronouncements

Adoption of new accounting pronouncements

On January 1, 2009, the Company adopted the provisions of the FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries (formerly known as minority interests) as a separate component of equity in the consolidated balance sheets, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of operations, and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. SFAS 160 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The effect of adopting this Statement was immaterial to our financial statements.

On January 1, 2009, the Company adopted the provisions of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). The provisions of SFAS 161 amend and expand the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The effect of adopting this Statement was immaterial to our financial statements.

New accounting pronouncements issued during 2009 impacting the Company are as follows:

On April 9, 2009, the FASB issued three FASB staff positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FSP FAS 124-2”).

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FSP FAS 124-2 provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

These FSPs are effective for interim and annual periods ending after June 15, 2009. The Company has considered the provisions of these FSPs and determined that their application will not have a material effect on the Company’s financial position when adopted.

3.       Investments

Fair value disclosure

In accordance with SFAS 157, the Company determined that its investments in U.S. government securities, listed equity securities and fixed income fund are stated at Level 1 fair value as determined by the quoted market price of these securities, as provided either by independent pricing services or exchange market prices. Investments in corporate bonds, mortgage-backed securities, asset-backed securities, exchange traded funds, investment funds that are hedge funds, real estate investment trusts (“REITs”) and REIT funds are stated at Level 2 fair value derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history.  There are two mortgage-backed securities that were classified as Level 3 due to the limited availability of the pricing sources. The Company has reviewed its Level 3 investments, and the valuation methods are as follows: Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.  The private equity investments are valued by the investment fund managers using the valuations and financial statements provided by the general partners of the funds on a quarterly basis.  These valuations are then adjusted by the investment fund managers for cash flows since the most recent valuation.  The valuation methodology used for the investment funds is consistent with the methodology that is generally employed in the investment industry. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets. When the market for a security is considered active and multiple quotes are obtained with identical prices, the quote is considered to be binding.

As at March 31, 2009 and December 31, 2008, the Company’s investments are allocated between levels as follows:

	Fair Value Measurement at March 31, 2009, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
Fixed maturity investments	$944,520	$443,362	$500,200	$958
Short term investments	124,907	-	124,907	-
Equity investments	2,855	2,855	-	-
	1,072,282	446,217	625,107	958
Other Investments
Investment funds	7,841	-	-	7,841
Catastrophe bonds	39,175	-	-	39,175
	47,016	-	-	47,016

Totals	$1,119,298	$446,217	$625,107	$47,974

For reconciliation purposes, the table above does not include an equity investment of $5.3 million in which the Company is deemed to have a significant influence and is accounted for under the equity method and as such, is not accounted for at fair value under SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The total change in fair value of the Level 3 items still held as of March 31, 2009 is $(1.3) million.

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

The reconciliation of the fair value for the Level 3 investments for the three months ended March 31, 2009, including net purchases and sales and change in unrealized gains, is set out below:

For the Three Months Ended March 31, 2009
Description
Fair value, December 31, 2008	$49,258
Total unrealized losses included in earnings	(1,260)
Net purchases and sales	54
Total investment income included in earning	(78)
Fair value, March 31, 2009	$47,974

Pledged assets

As at March 31, 2009 and December 31, 2008, approximately $41.6 million and $42.4 million, respectively, of cash and cash equivalents and approximately $360.5 million and $327.2 million, respectively, of fixed maturity securities were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

4.       Derivatives

The Company accounts for its derivative instruments using SFAS No. 133, which requires an entity to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the fair value recorded in other assets or liabilities.  The accounting for realized and unrealized gains and losses associated with changes in the fair value of derivatives depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability being hedged.  The realized and unrealized gains and losses on derivatives not designated as hedging instruments are included in net realized and unrealized gains and losses in the consolidated financial statements. Gains and losses associated with changes in fair value of the designated hedge instruments are recorded with the gains and losses on the hedged items, to the extent that the hedge is effective.

The details of the derivatives held by the Company as of March 31, 2009 and December 31, 2008 are as follows:

	As at March 31, 2009
	Asset Derivatives			Liability Derivatives			Total Derivatives
	Balance Sheet	Derivative		Balance Sheet	Derivative		Derivative	Net
	Location	Exposure	Fair Value	Location	Exposure	Fair Value	Exposure	Fair Value
Derivatives designated as hedging instruments
Forward currency forward contracts (1)	Other Assets	$41,108	$214	Other Liabilities	$140,706	$627	$181,814	$(413)
			214			627		(413)

Derivatives not designated as hedging instruments
Futures contracts	Other Assets	$44,578	$2,981	Other Liabilities	$-	$-	$44,578	$2,981
Total return swaps	Other Assets	48,000	1,620	Other Liabilities	-	-	48,000	1,620
Currency swaps	Other Assets	-	-	Other Liabilities	17,272	1,124	17,272	(1,124)
Forward currency forward contracts	Other Assets	166,975	5,881	Other Liabilities	345,362	10,080	512,337	(4,199)
Mortgage backed securities TBA	Other Assets	44,249	445	Other Liabilities	-	-	44,249	445
Other reinsurance derivatives	Other Assets	-	-	Other Liabilities	-	1,355	-	(1,355)
			10,927			12,559		(1,632)

Total Derivatives			$11,141			$13,186		$(2,045)

(1)	Recognized as a foreign currency hedge under SFAS 133.

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

	As at December 31, 2008
	Asset Derivatives			Liability Derivatives			Total Derivatives
	Balance Sheet	Derivative		Balance Sheet	Derivative		Derivative	Net
	Location	Exposure	Fair Value	Location	Exposure	Fair Value	Exposure	Fair Value
Derivatives designated as hedging instruments
Forward currency forward contracts (1)	Other Assets	$43,327	$1,419	Other Liabilities	$294,385	$7,103	$337,712	$(5,684)
			1,419			7,103		(5,684)

Derivatives not designated as hedging instruments
Futures contracts	Other Assets	$40,530	$333	Other Liabilities	$21,356	$190	$61,886	$143
Total return swaps	Other Assets	58,395	5,564	Other Liabilities	12,473	1,852	70,868	3,712
Currency swaps	Other Assets	-	-	Other Liabilities	18,071	315	18,071	(315)
Forward currency forward contracts	Other Assets	54,768	1,493	Other Liabilities	60,924	5,317	115,692	(3,824)
Mortgage backed securities TBA	Other Assets	63,937	648	Other Liabilities	-	-	63,937	648
Other reinsurance derivatives	Other Assets	-	-	Other Liabilities	-	541	-	(541)
			8,038			8,215		(177)

Total Derivatives			$9,457			$15,318		$(5,861)

(1)	Recognized as a foreign currency hedge under SFAS 133.

Designated

	Amount of Gain or (Loss) on Derivatives Recognized in
Derivatives Designated as Hedging Instruments	Comprehensive Iincome (Loss) (Effective Portion) For the Three Months Ended			Income Statement (Ineffective Portion) For the Three Months Ended
	March 31, 2009	March 31, 2008	Location	March 31, 2009	March 31, 2008
Forward currency forward contracts (1)	$6,795	$(29,854)	Net realized and unrealized (losses) gains - other	$(582)	$843

	$6,795	$(29,854)		$(582)	$843

(1)	Recognized as a foreign currency hedge under SFAS 133.

Foreign currency forward contracts

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

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Non Designated

	Gain or (Loss) on Derivatives Rrecognized in Income Statement
Derivatives Not Designated		For the Three Months Ended
as Hedging Instruments	Location	March 31, 2009	March 31, 2008
Futures contracts	Net realized and unrealized (losses) gains - investments	$(4,153)	$(20,071)
Total return swaps	Net realized and unrealized (losses) gains - investments	(8,735)	(347)
Currency swaps	Net realized and unrealized (losses) gains - other	(785)	1,803
Interest rate swaps	Net realized and unrealized (losses) gains - investments	-	1,793
Interest rate swaps	Net realized and unrealized (losses) gains - other	-	(9,194)
Forward currency forward contracts	Net realized and unrealized (losses) gains - investments	(3,166)	-
Forward currency forward contracts	Net realized and unrealized (losses) gains - other	8,257	(6,402)
Mortgage backed securities TBA	Net realized and unrealized (losses) gains - investments	958	442
Other reinsurance derivatives	Net realized and unrealized (losses) gains - other	540	714

		$(7,084)	$(31,262)

The non-designated derivatives are carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses.

Futures contracts

The Company has used futures contracts to gain exposure to certain markets or indexes.  The Company has entered into equity index, commodity index and bond index futures as part of its portfolio strategy.

Total return swaps

The Company uses total return swaps to gain exposure to the U.S. real estate market.  The total return swaps allow the Company to earn the return of the underlying index while paying floating interest plus a spread to the counterparty.

Foreign currency swaps

The Company periodically uses foreign currency swaps to minimize the effect of fluctuating foreign currencies. The foreign currency swaps relate to the Company’s Euro denominated debentures.

Foreign currency forwards

The Company and its subsidiaries use foreign currency forward contracts to manage currency exposures related to balance sheet and income statement balances.

To be announced mortgage backed securities

The Company also purchases “to be announced” mortgage-backed securities (“TBAs”) as part of its investing activities. By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities.

Other reinsurance derivatives

The Company writes certain reinsurance contracts that are classified as derivatives under SFAS 133. The Company has entered into industry loss warranty (“ILW”) transactions that may be structured as reinsurance or derivatives.

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Fair value disclosure

In accordance with SFAS 157, the fair value of derivative instruments held as of March 31, 2009 and December 31, 2008 is allocated between levels as follows:

	Fair Value Measurement at March 31, 2009, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Derivatives
Futures contracts	$2,981	$2,981	$-	$-
Swaps	496	-	496	-
Forward currency forward contracts	(4,612)	-	(4,612)	-
Mortgage backed securities TBA	445	-	445	-
Other reinsurance derivatives	(1,355)	-	-	(1,355)
Total derivatives	$(2,045)	$2,981	$(3,671)	$(1,355)

The total change in fair value of the Level 3 items still held as of March 31, 2009 is $(1.4) million.

	Fair Value Measurement at December 31, 2008, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Derivatives
Futures contracts	$143	$143	$-	$-
Swaps	3,397	-	3,397	-
Forward currency forward contracts	(9,508)	-	(9,508)	-
Mortgage backed securities TBA	648	-	648	-
Other reinsurance derivatives	(541)	-	-	(541)
Total derivatives	$(5,861)	$143	$(5,463)	$(541)

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

Three Months
Ended
March 31, 2009
Other reinsurance derivatives
Opening fair value, December 31, 2008	$(541)
Total premium earned included in earnings	540
Net purchases and sales	(1,354)
Fair value, March 31, 2009	$(1,355)

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

5.      Acquisition

Flagstone Alliance

During the first quarter of 2009, the Company finalized the allocation of the purchase price for the acquisition of Flagstone Alliance Insurance & Reinsurance PLC (“Flagstone Alliance”). At December 31, 2008 the estimated purchase price allocation included $1.1 million of goodwill, which has been reduced to $nil at March 31, 2009.

		As at
		October 1, 2008

Total purchase price		$45,302
Assets acquired
Cash and cash equivalents	$40,066
Investments	22,488
Reinsurance premium balances receivable	41,916
Unearned premiums ceded	2,548
Reinsurance recoverable	9,298
Deferred acquisition costs	7,930
Fixed assets	31,247
Intangible asset - indefinite useful life	1,056
Other assets	1,611
Assets acquired		158,160
Liabilities acquired
Loss reserves	61,032
Unearned premiums	34,404
Insurance and reinsurance balances payable	14,908
Other liabilities	2,514
Liabilities acquired		112,858
Excess purchase price (Goodwill)		$-

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

6.      Goodwill and Intangibles

	Carrying value at December 31, 2008	Accumulated amortization (1)	Impact of foreign exchange	Carrying value at March 31, 2009
Finite life intangibles

Tradename	$1,294	$(32)	$(3)	$1,259
Software	3,882	(97)	(8)	3,777
Ditribution network	3,306	(82)	(6)	3,218
	$8,482	$(211)	$(17)	$8,254
Indefinite life intangibles

Lloyd's syndicate capacity	$22,573	$-	$(46)	$22,527
Licenses	1,818	-	(68)	1,750
	$24,391	$-	$(114)	$24,277
Aggregate amortization expenses (1)

For the period ended March 31, 2009		$209

Estimated amortization expense	For the year ended December 31	Amount

	2009	$834
	2010	$804
	2011	$776
	2012	$751
	2013	$729

Goodwill relates to the following reportable segments:	Reinsurance	Lloyd's	Insurance	Unallocated	Total
Balance as at December 31, 2008	$4,118	$-	$10,050	$2,973	$17,141
Allocated to Lloyd's segment	-	2,973	-	(2,973)	-
Purchase price allocation finalized	(1,043)	-	-	-	(1,043)
Impact of foreign exchange	(69)	(7)	-	-	(76)
Balance at end of period	$3,006	$2,966	$10,050	$-	$16,022

(1) Accumulated amortization is converted at the end of period foreign exchange rate and amortization expense is converted at an average foreign exchange rate for the period.

7.      Debt and Financing Arrangements

Long term debt

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three months ended March 31, 2009 and 2008, the Company incurred interest expense of $3.6 million and $5.3 million, respectively, on the Deferrable Interest Debentures.  Also, at March 31, 2009 and December 31, 2008, the Company had $1.0 million and $1.4 million, respectively, of interest payable included in other liabilities.

Letter of credit facilities

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Facility”). The Facility will be used to support the reinsurance obligations of the Company and its subsidiaries. As at March 31, 2009, no letters of credit have been issued under this facility.

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Facility”). The Facility comprises a $300.0 million facility for letters of credit with a maximum tenor of 15 months and a $150.0 million facility for letters of credit issued in respect of Funds at Lloyds with a maximum tenor of 60 months, in each case subject to automatic extension for successive periods, but in no event longer than one year. The Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at March 31, 2009, $324.5 million had been drawn under this facility, and the drawn amount of the facility was secured by $360.5 million of fixed maturity securities from the Company’s investment portfolio.  During 2008, the Company had a $400.0 million uncommitted letter of credit facility agreement with Citibank N.A. As at December 31, 2008, $285.7 million had been drawn under this facility, and the drawn amount of the facility was secured by $327.2 million of fixed maturity securities from the Company’s investment portfolio. This facility was replaced by the above noted $450.0 million facility.

In September 2007, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Wachovia Bank, N.A.  (“Wachovia”). Flagstone Reinsurance Limited had not drawn upon this facility as at March 31, 2009. Wachovia and the Company are currently engaged in negotiations to potentially amend or revise the facility to accommodate the restructuring of the Company’s global reinsurance operations which occurred on September 30, 2008.

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

A summary of the activity under the PSU Plan as at March 31, 2009, and changes during the three months ended March 31, 2009, is as follows:

	Three Months Ended March 31, 2009
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of year	2,189,982	$10.13	2.5
Granted	818,000	$9.77
Forfeited	(76,279)	$10.24
Exercised in the period	(60,000)	$10.25
Outstanding at end of period	2,871,703	$10.02	2.4

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. For the periods ended March 31, 2009 and 2008, respectively, $2.7 million and $2.2 million of compensation expense has been recorded in general and administrative expenses in relation to the PSU Plan. The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a two or three year period. As at March 31, 2009 and December 31, 2008, there was a total of $25.5 million and $21.0 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 2.4 years and 2.5 years, respectively.

Since the inception of the PSU Plan, 60,000 PSUs have vested and been exercised and 2,368,658 PSUs have been cancelled.

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

A summary of the activity under the RSU Plan as at March 31, 2009, and changes during the three months ended March 31, 2009, is as follows:

	Three Months Ended March 31, 2009
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of year	282,876	$13.13	0.5
Granted	254,481	$9.77
Forfeited	(9,005)	$10.69
Exercised in the period	(2,985)	$13.90
Outstanding at end of period	525,367	$11.54	0.8

As at March 31, 2009 and December 31, 2008, there was a total of $2.3 million and $1.0 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.3 years and 1.0 year, respectively.  A compensation expense of $1.2 million and $1.4 million has been recorded in general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively, in relation to the RSU Plan.

Since the inception of the RSU Plan in July 2006, 230,296 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled. During the three months ended March 31, 2009 and 2008, 72,666 and 55,715 RSUs, respectively, were granted to the directors. During the three months ended March 31, 2009 and 2008, 2,985 and 7,817 RSUs, respectively, granted to directors were converted into common shares of the Company as elected by the directors.

The company uses a nil forfeiture assumption for its PSUs and RSUs. The intrinsic value of the PSUs and RSUs outstanding as of March 31, 2009 was $22.4 million and $4.1 million, respectively.

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

9.       Earnings Per Common Share

The computation of basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Basic earnings per common share
Net income attributable to Flagstone	$35,743	$32,860
Weighted average common shares outstanding	84,862,556	85,311,942
Weighted average vested restricted share units	207,446	157,328
Weighted average common shares outstanding—Basic	85,070,002	85,469,270
Basic earnings per common share	$0.42	$0.38

Diluted earnings per common share
Net income attributable to Flagstone	$35,743	$32,860
Weighted average common shares outstanding	84,862,556	85,311,942
Weighted average vested restricted share units outstanding	207,446	157,328
	85,070,002	85,469,270
Share equivalents:
Weighted average unvested restricted share units	138,293	221,472
Weighted average common shares outstanding—Diluted	85,208,295	85,690,742
Diluted earnings per common share	$0.42	$0.38

At March 31, 2009 and 2008, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.  Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at March 31, 2009, and 2008, there were 2,871,703 and 2,308,658 PSUs outstanding, respectively.  The maximum number of common shares that could be issued under the PSU Plan at March 31, 2009 and 2008 was 4,307,555 and 4,617,316, respectively.

10.       Common Shares

	For the Three Months Ended
	March 31, 2009	December 31, 2008
Common voting shares:
Balance at beginning of year	84,801,732	85,309,107
Conversion of performance share units	60,000	-
Conversion of restricted share units	3,112	190,224
Shares repurchased and cancelled	-	(697,599)
Balance at end of period	84,864,844	84,801,732

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

11.       Legal Proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  As at March 31, 2009, the Company was not a party to any material litigation or arbitration proceedings.

12.    Segment Reporting

Effective January 1, 2009, as a result of our recent acquisition of Marlborough Underwriting Agency Limited (“Marlborough”), the managing agency for Lloyd’s Syndicate 1861, management views the Company as being organized into three reporting segments: Reinsurance, Lloyd’s and Insurance. Our Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and Marlborough. Syndicate 1861, based in London, primarily provides property and short-tail specialty and casualty reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation. Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009. As such there are no comparative numbers for the prior year.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes and interest in earnings of equity investments, total assets, and ratios for each of our reporting segments for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31, 2009					For the Three Months Ended March 31, 2008
	Reinsurance	Lloyd's	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total

Gross premiums written	$303,794	$48,979	$16,722	$(8,010)	$361,485	$223,141	$19,105	$-	$242,246
Premiums ceded	(67,635)	(5,149)	(10,895)	8,010	(75,669)	(5,320)	(11,160)	466	(16,014)
Net premiums written	236,159	43,830	5,827	-	285,816	217,821	7,945	466	226,232
Net premiums earned	$166,596	$6,443	$(162)	$(42)	$172,835	$128,121	$7,136	$-	$135,257
Other related income	1,027	2,020	5,606	(3,623)	5,030	212	829	-	1,041
Loss and loss adjustment expenses	(71,230)	(5,331)	(95)	62	(76,594)	(39,802)	35	-	(39,767)
Acquisition costs	(27,375)	(1,037)	(3,269)	3,644	(28,037)	(20,910)	(3,255)	-	(24,165)
General and administrative expenses	(28,043)	(3,834)	(2,423)	-	(34,300)	(24,133)	(2,416)	-	(26,549)
Underwriting Income (Loss)	$40,975	$(1,739)	$(343)	$41	$38,934	$43,488	$2,329	$-	$45,817

Loss ratio (2)	42.8%	82.7%	1.7%		44.3%	31.1%	-0.4%		29.4%
Acquisition cost ratio (2)	16.4%	16.1%	60.1%		16.2%	16.3%	40.9%		17.9%
General and administrative expense ratio (2)	16.8%	59.5%	44.5%		19.9%	18.8%	30.3%		19.6%
Combined ratio (2)	76.0%	158.3%	106.3%		80.4%	66.2%	70.8%		66.9%
Total assets	$2,339,516	$52,855	$79,668		$2,472,039	$2,153,579	$88,306		$2,241,885

Reconciliation:
Underwriting Income					$38,934				$45,817
Net investment (loss) income					(1,753)				18,696
Net realized and unrealized losses - investments					(1,899)				(12,412)
Net realized and unrealized gains (losses) - other					7,430				(12,237)
Other income					139				683
Interest expense					(3,557)				(5,340)
Net foreign exchange (losses) gains					(1,097)				6,699
Income before income taxes and interest in earnings of equity investments					$38,197				$41,906

(1) Inter segment eliminations for 2009 relate to a quota share arrangement between Flagstone Suisse and Island Heritage.
(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other related income.

FLAGSTONE REINSURANCE HOLD INGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

13.      Related Party Transactions

On March 6, 2009, the Company entered into a Share Purchase Agreement (“IAL 7X Agreement”) with the Company’s Executive Chairman, Mark Byrne (“Mr. Byrne”) to acquire 100% of the issued and outstanding common voting shares of IAL 7X Leasing Limited (“IAL 7X”) for a cash purchase price of $10,000.  Mr. Byrne owned 100% of the issued and outstanding common voting shares of IAL 7X.  The purchase price equaled the value of the net assets acquired, inclusive of debt of $14.3 million due to Banc of America Leasing and Capital LLC (“BoA”). IAL 7X owned, as its principal asset, a delivery slot for a Dassault Falcon 7X aircraft (“the 7X”).  IAL 7X had made progress payments of $14.0 million as of March 6, 2009 and had recorded such payments as purchase deposits on its balance sheet. IAL 7X has entered into an agreement with BoA for the financing of the progress payments.  The agreement expires on June 30, 2009.  Mr. Byrne served as guarantor of the financing with BoA and this guarantee was replaced with one from the Company. The 7X is expected to be delivered in 2010 for an estimated cost of $44.0 million (the “contract price”). This acquisition does not meet the criteria of a business combination under SFAS No. 141(revised 2007), “Business Combinations” and has been accounted for as an acquisition of an asset.

Mr. Byrne and the Company have agreed that upon delivery of the aircraft, the Company will either sell the aircraft or retain it as determined by the Board according to the Company’s needs at that time.  If the aircraft is not sold the Company will have it appraised by two independent appraisers. If the sale price, or appraisal value, is greater than the contract price, the Company will pay Mr. Byrne 85% of the excess in cash. If the sale price, or appraisal value, is less than the contract price, Mr. Byrne will reimburse the Company 100% of the shortfall in cash.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at March 31, 2009 and December 31, 2008 and our results of operations for the three months ended March 31, 2009 and 2008.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” contained in our Form 10-K, filed with the SEC on March 13, 2009, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

References in this Quarterly Report on Form 10-Q to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings Limited and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Marlborough Underwriting Agency Limited, its United Kingdom  Lloyd's managing agency, Island Heritage Holdings Ltd., its Cayman Islands-based insurance holding company, Flagstone Alliance Insurance & Reinsurance PLC, its wholly-owned Cypriot insurance and reinsurance company, Flagstone Reinsurance Africa Limited, its South African reinsurance company, Mont Fort Re Ltd., its wholly-owned Bermuda reinsurance company, and any other direct or indirect wholly-owned subsidiary, unless the context suggests otherwise. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA and its wholly-owned subsidiaries and its Bermuda branch. References to “Marlborough” refer to Marlborough Underwriting Agency Limited and its wholly-owned subsidiaries as well as Lloyd’s Syndicate 1861.  References to “Island Heritage” refer to Island Heritage Holdings Ltd. and its subsidiaries. References to “Flagstone Alliance” refer to Flagstone Alliance Insurance & Reinsurance PLC and its subsidiaries.  References to “Flagstone Africa” refer to Flagstone Reinsurance Africa Limited. References in this Form 10-Q to “dollars” or “$” are to the lawful currency of the United States of America, unless the context otherwise requires. All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts and percentages.

Executive Overview

We are a global reinsurance and insurance company. Effective January 1, 2009, as a result of our recent acquisition of Marlborough, the managing agency for Lloyd’s Syndicate 1861, management views the Company as being organized into three business segments: Reinsurance, Lloyd’s and Insurance. Through our Reinsurance segment, we write primarily property, property catastrophe and short-tail specialty and casualty reinsurance.  Through our Lloyd’s segment, we write primarily property and short-tail specialty and casualty reinsurance focused on the energy, hull and cargo, marine liability, engineering and aviation business sectors.  Through our Insurance segment, we primarily write property insurance for homes, condominiums and office buildings in the Caribbean region.

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

We measure our financial success through long term growth in diluted book value per share plus accumulated dividends measured over intervals of three years, which we believe is the most appropriate measure of the performance of the Company, a measure that focuses on the return provided to the Company’s common shareholders. Diluted book value per share is obtained by dividing Flagstone’s shareholders’ equity by the number of common shares and common share equivalents outstanding.

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

Index

Our expenses consist primarily of the following types: loss and loss adjustment expenses incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our PSU and RSU Plans, and other general operating expenses; interest expenses related to our debt obligations; and noncontrolling interest, which represents the interest of external parties with respect to the net income of Mont Fort, Island Heritage, and Flagstone Africa.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income to date has been earned in Bermuda, a non-taxable jurisdiction, the tax impact on our operations has historically been minimal. As a result of the merger between Flagstone Reinsurance Limited and Flagstone Suisse on September 30, 2008, we expect our tax expense to increase to approximate our effective Swiss Federal tax rate of approximately 8% on the portion of underwriting profits, if any, generated by Flagstone Suisse, excluding the underwriting profits generated in Bermuda through the Flagstone Suisse branch office.

The Company reports its results to the chief operating decision maker based on three reporting segments:  Reinsurance, Lloyd’s and Insurance. The Company regularly reviews its financial results and assesses performance on the basis of these three operating segments.

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

Lloyd’s

Our Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and Marlborough. Syndicate 1861 primarily provides property and short-tail specialty and casualty reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation.

Insurance

Our Insurance segment includes insurance business generated through Island Heritage. Island Heritage is a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.

Index

Critical Accounting Policies

Critical accounting policies at March 31, 2009 have not changed compared to December 31, 2008.  The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

New Accounting Pronouncements

Adoption of new accounting pronouncements

On January 1, 2009, the Company adopted the provisions of the SFAS No. 160, which requires all entities to report noncontrolling interests in subsidiaries (formerly known as minority interests) as a separate component of equity in the consolidated balance sheets, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of operations and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. SFAS 160 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The effect of adopting this Statement was immaterial to our financial statements.

On January 1, 2009, the Company adopted the provisions of SFAS 161. The provisions of SFAS 161 amend and expand the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The effect of adopting this Statement was immaterial to our financial statements.

New accounting pronouncements issued during 2009 impacting the Company are as follows:

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities: FSP FAS 157-4 , FSP FAS 107-1 and APB 28-1, FSP FAS 115-2 and FAS 124-2.

FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB SFAS 157. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures.  The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

Index

FSP FAS 115-2 and FSP FAS 124-2 provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

These FSPs are effective for interim and annual periods ending after June 15, 2009. The Company has considered the provisions of these FSPs on the current quarter and determined that their application does not have an effect on the Company’s current financial position.

Results of Operations - For the Three Months Ended March 31, 2009 and 2008

The Company’s reporting currency is the U.S. dollar.  The Company’s subsidiaries have one of the following functional currencies: U.S. dollar, Swiss franc, Euro, British pound, Canadian dollar, Indian rupee, or South African rand.  As a significant portion of the Company’s operations are transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons.  To the extent that fluctuations in foreign currency exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections.  See Note 2 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009, for a discussion on translation of foreign currencies.

U.S. dollar strengthened against:	For the three months ended March 31, 2009

Canadian dollar	2.1%
Swiss franc	6.5%
Euro	4.4%
British pound	0.2%
Indian rupee	4.0%
South African rand	2.4%

Summary Overview

We generated net income attributable to Flagstone of $35.7 million for the three months ended March 31, 2009, compared to net income attributable to Flagstone of $32.9 million for the same period in 2008.  Our results of operations include the results of Flagstone Africa beginning in July 2008, the results of Flagstone Alliance beginning in October 2008 and the results of Marlborough beginning in November 2008. The increase in net income attributable to Flagstone for the three months ended March 31, 2009 of $2.8 million, as compared to the same period in 2008 is primarily due to:

For the three months ended March 31, 2009
- change in underwriting income of	$(6.9) million
- change in investment income of	$(20.4) million
- change in net realized and unrealized losses on investments and other derivative instruments and foreign exchange gains of	$22.3 million
- change in income attributable to noncontrolling interest of	$5.4 million
- change in other income and expenses of	$2.4 million

Index

These items are discussed in the following sections.

As a result of our net income attributable to Flagstone for the three months ended March 31, 2009, our diluted book value per share increased to $11.60 compared to $11.30 at December 31, 2008, representing an increase of 3.0%, inclusive of dividends.

The following table sets forth our selected unaudited consolidated statement of operations data for each of the periods indicated.

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Gross premiums written	$361,485	$242,246
Net premiums written	285,816	226,232
Net premiums earned	172,835	135,257
Loss and loss adjustment expenses	76,594	39,767
Acquisition costs and general and administrative expenses	62,337	50,714
Underwriting income	38,934	45,817
Net investment (loss) income	(1,753)	18,696
Net realized and unrealized losses - investments	(1,899)	(12,412)
Net realized and unrealized gains (losses) - other	7,430	(12,237)
Net income attributable to Flagstone	35,743	32,860

Earnings per common share outstanding—Basic	$0.42	$0.38
Earnings per common share outstanding—Diluted	$0.42	$0.38

Loss ratio	44.3%	29.4%
Expense ratio	36.1%	37.5%
Combined ratio	80.4%	66.9%

Outlook and Trends

In the wake of the ongoing global financial crisis, which originated in the third quarter of 2008, and coincided with increased land-falling hurricane activity (2nd worst catastrophe year) in the United States of Hurricanes Dolly, Gustav and Ike, this resulted in poor investment results, capital erosion, and higher than average combined ratios for most (re)insurers around the globe. This reduction in (re)insurer capital materialized into increased demand for reinsurance at the same time that supply was constrained for the important January 1 renewal season. While market price increases varied by line of business and region, we observed a double digit level of price increase on average for loss-free accounts and a 20% or more increase on programs impacted by the hurricanes and other losses. In addition to the price increases, capacity for the peak U.S. catastrophe zones for wind exposed business was fairly tight, raising the required hurdle price for programs to get completed. While submission of the individual program information was generally early, the renewals were completed late in the season because of the magnitude of price increase and securing of adequate capacity. This market has also seen a lack of any material new capacity emerging as no new “Class of 2009” has thus far emerged, bringing any new capital or capacity to this hardening market.

Against this backdrop we expect to see continued firming of property catastrophe reinsurance price and terms and conditions as we head into the second and third quarter, June and July renewals, an increasingly larger segment of the annual reinsurance premium generated for property catastrophe business where Florida, Gulf region, and the East coast are the most significant exposures being placed. We likewise expect capacity to be down overall, coupled with a level of price increase likely to exceed that seen at January 1.

Index

Underwriting Results by Segment

The Company is organized into three reportable segments, Reinsurance, Lloyd’s and Insurance. Our Reinsurance segment provides reinsurance through our property, property catastrophe and short-tail specialty and casualty reinsurance business units. Our Lloyd’s segment primarily provides property and short-tail specialty and casualty reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation. Our Insurance segment provides insurance through Island Heritage.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, total assets and ratios for each of our business segments for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31, 2009					For the Three Months Ended March 31, 2008
	Reinsurance	Lloyd's	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total

Gross premiums written	$303,794	$48,979	$16,722	$(8,010)	$361,485	$223,141	$19,105	$-	$242,246
Premiums ceded	(67,635)	(5,149)	(10,895)	8,010	(75,669)	(5,320)	(11,160)	466	(16,014)
Net premiums written	236,159	43,830	5,827	-	285,816	217,821	7,945	466	226,232
Net premiums earned	$166,596	$6,443	$(162)	$(42)	$172,835	$128,121	$7,136	$-	$135,257
Other related income	1,027	2,020	5,606	(3,623)	5,030	212	829	-	1,041
Loss and loss adjustment expenses	(71,230)	(5,331)	(95)	62	(76,594)	(39,802)	35	-	(39,767)
Acquisition costs	(27,375)	(1,037)	(3,269)	3,644	(28,037)	(20,910)	(3,255)	-	(24,165)
General and administrative expenses	(28,043)	(3,834)	(2,423)	-	(34,300)	(24,133)	(2,416)	-	(26,549)
Underwriting Income (Loss)	$40,975	$(1,739)	$(343)	$41	$38,934	$43,488	$2,329	$-	$45,817

Loss ratio (2)	42.8%	82.7%	1.7%		44.3%	31.1%	-0.4%		29.4%
Acquisition cost ratio (2)	16.4%	16.1%	60.1%		16.2%	16.3%	40.9%		17.9%
General and administrative expense ratio (2)	16.8%	59.5%	44.5%		19.9%	18.8%	30.3%		19.6%
Combined ratio (2)	76.0%	158.3%	106.3%		80.4%	66.2%	70.8%		66.9%
Total assets	$2,339,516	$52,855	$79,668		$2,472,039	$2,153,579	$88,306		$2,241,885

(1) Inter segment eliminations for 2009 relate to a quota share arrangement between Flagstone Suisse and Island Heritage.
(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other related income.

Gross Premiums Written

Details of consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$200,740	55.5%	$164,616	68.0%
Property	51,861	14.3%	18,921	7.8%
Short-tail specialty and casualty	92,162	25.6%	39,604	16.3%
Insurance	16,722	4.6%	19,105	7.9%
Total	$361,485	100.0%	$242,246	100.0%

Index

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured(1)
Caribbean(2)	$21,089	5.8%	$25,720	10.6%
Europe	70,628	19.6%	64,675	26.7%
Japan and Australasia	11,918	3.3%	9,292	3.8%
North America	125,736	34.8%	78,683	32.5%
Worldwide risks(3)	111,147	30.7%	56,864	23.5%
Other	20,967	5.8%	7,012	2.9%
Total	$361,485	100.0%	$242,246	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	Gross written premiums related to the Insurance segment are included in the Caribbean geographic area.
(3)	This geographic area includes contracts that cover risks in two or more geographic zones.

Reinsurance Segment

Overview

The net underwriting income for the Reinsurance segment for the three months ended March 31, 2009 amounted to $41.0 million compared to $43.5 million for the three months ended March 31, 2008.  The decrease in net underwriting results is primarily related to losses incurred on winter storm Klaus and the Australia bush fires, higher acquisition and general and administration costs, partially offset by higher levels of premiums earned.

Gross premiums written for our reinsurance segment in the first quarter of 2009 were $303.8 million compared to $223.1 million for the same period in 2008, an increase in gross premiums written of $80.7 million, or 36.2%. The increase was due to increased participation on a number of key accounts and new programs, due to rate increases on catastrophe exposed treaties, to the contribution of Flagstone Africa and Flagstone Alliance of $24.2 million which were not subsidiaries in 2008, partially offset by the non renewal of certain treaties that did not meet the Company’s profitability objectives and a decrease in non-U.S. dollar premiums due to the strengthening of the U.S. dollar.

Our Reinsurance segment comprises three lines of business outlined below.

Gross Premiums Written

a.	Property catastrophe reinsurance

Gross property catastrophe premiums written for the three months ended March 31, 2009 were $208.7 million, compared to $164.6 million for the three months ended March 31, 2008.  The increase of $44.1 million, or 26.8%, in property catastrophe premiums written is primarily due to a hardening of prices in the property catastrophe market which had the dual impact of (i) increasing premiums written on many contract renewals and (ii) increased business through participation in new programs.

During the three months ended March 31, 2009, we recorded $2.1 million of gross reinstatement premiums primarily related to Hurricane Ike and Winter Storm Klaus, compared to $1.2 million recorded for the three months ended March 31, 2008, which was primarily related to Windstorm Emma.

Index

b.	Property reinsurance

Gross property premiums written for the three months ended March 31, 2009 were $42.8 million, compared to $18.9 million for the three months ended March 31, 2008, representing an increase of $23.8 million, or 126.0%. Proportional property premiums increased $21.4 million for the three months ended March 31, 2009, compared to the same period in 2008 while non-proportional premiums increased $2.4 million over the same period last year.  The increase in proportional property premiums is primarily due to a new quota share program as well as increased signed shares by existing clients.

During the three months ended March 31, 2009, we recorded $0.7 million of gross reinstatement premiums primarily related to per risk covers, compared to $1.5 million recorded for the three months ended March 31, 2008.

c.	Short tail specialty and casualty reinsurance

Short-tail specialty and casualty reinsurance premiums were $52.3 million for the three months ended March 31, 2009, compared to $39.6 million for the three months ended March 31, 2008, representing an increase of $12.7 million, or 32.0%.   The increase is primarily related to premiums generated through Flagstone Alliance. Proportional premiums increased $17.5 million while non-proportional premiums decreased $4.8 million for the three months ended March 31, 2009, compared to the same period in 2008.  The increase in proportional premiums is principally due to the addition of new clients in the first quarter of 2009, and new contracts with existing clients.  The decrease in non-proportional premiums is primarily due to the non-renewal of a marine ILW program.

During the three months ended March 31, 2009, we recorded $1.3 million, of gross reinstatement premiums primarily related to marine, energy and aviation contracts, compared to $0.8 million in the three months ended March 31, 2008.

During 2009, we expect to continue increasing our specialty writings based on our assessment of the market environment.

Premiums Ceded

In the normal course of its business, the Company purchases reinsurance in order to manage its exposures. The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

Reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that have already incurred but have not been paid. The majority of these contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business. We also purchase industry loss warranty policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

Reinsurance premiums ceded for the three months ended March 31, 2009 and 2008, were $67.6 million and $5.3 million (22.3% and 2.4% of gross reinsurance premiums written), respectively, representing a increase of $62.3 million. The increase in amount of reinsurance premiums ceded was designed to increase our underwriting capacity and provide additional protection against potential high severity loss events.

Index

Various factors will continue to affect our appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations.

Net Premiums Earned

As the levels of net premiums written increase, the levels of net premiums earned also increase.  Reinsurance net premiums earned were $166.6 million for the three months ended March 31, 2009, compared to $128.1 million for the three months ended March 31, 2008, representing an increase of $38.5 million, or 30.0%.  The increases are primarily due to higher levels of premium writings and the impact of reinstatements earned in the first quarter of 2009.

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses for the three months ended March 31, 2009 were $71.2 million, or 42.8% of net premiums earned, compared to $39.8 million, or 31.1% of net premiums earned, for the three months ended March 31, 2008.  The increase in the loss ratio from the first quarter of 2008 was primarily due to the impact of higher reinsurance purchases on net premiums earned and due to more severe catastrophic events in the first quarter of 2009 than in the same period in 2008, including gross losses related to winter storm Klaus ($13.2 million) and Australia bush fires ($10.3 million).  During the quarter ended March 31, 2009, we also revisited our loss estimates for previous loss events.   Based on updated estimates provided by clients and brokers, we have recorded net favorable developments for prior loss events for the 2007 accident year of $5.4 million, primarily related to reserve releases on the United Kingdom floods and New South Wales storms. There was mild deterioration in the loss reserves related to the 2008 accident year primarily related to some late reporting from cedents on Hurricanes Ike and Gustav offset by reserve releases related to the Chinese earthquake. During the first quarter of 2008, there were no significant loss events.

b.	Acquisition costs

Acquisition costs for the three months ended March 31, 2009 were $27.4 million compared to $20.9 million for the three months ended March 31, 2008.  The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three months ended March 31, 2009 was 16.4% compared to 16.3% for the three months ended March 31, 2008.

c.	General and administrative expenses

General and administrative expenses for the three months ended March 31, 2009, were $28.0 million compared to $24.1 million in the three months ended March 31, 2009. The increase in the general and administrative expenses for the three months ended March 31, 2009 compared to the same period in 2008 is primarily due to increased costs associated with additional staff as a result of the acquisition of Flagstone Africa and Flagstone Alliance during the second and third quarters of 2008, respectively.

Lloyd’s Segment

Overview

As a result of the acquisition of Marlborough, the managing agency for Lloyd’s Syndicate 1861, in November 2008, the Company established a new reporting segment.  Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009.  As such there are no comparative numbers for the prior year. The net underwriting loss for the Lloyd’s segment for the three months ended March 31, 2009 amounted to $1.7 million. Due to the start up nature of the 2009 year of account for Syndicate 1861, the level of earned premium income is slowly ramping up with new business, placing strain on the underwriting result as we have incurred expenses for the full quarter. In addition, due to the start up nature there is a very limited level of funds available and therefore minimal investment income has been earned to date.

Gross Premiums Written

Gross premiums written were $49.0 million for the three months ended March 31, 2009 and consist primarily of property and specialty lines.

Index

Premiums Ceded

Premiums ceded for the three months ended March 31, 2009 were $5.1 million (10.5% of gross premiums written). In the normal course of its business, the Company purchases reinsurance in order to manage its exposures. The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

Net Premiums Earned

Net premiums earned totaled $6.4 million for the three months ended March 31, 2009.  The net premiums earned are a function of the timing and amount of premiums written and given the start up nature of the syndicate’s writings, premiums earned are small relative to the writings during the current quarter.

Other Related Income

Other related income, derived from services provided to syndicates and third parties, totaled $2.0 million for the three months ended March 31, 2009.

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses amounted to $5.3 million for the three months ended March 31, 2009.  There were no significant loss events recorded during the quarter ended March 31, 2009.

b.	Acquisition costs

Acquisition costs totaled $1.0 million for the three months ended March 31, 2009. The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three months ended March 31, 2009 was 16.1%.  Acquisition costs include brokerage, gross commission costs, profit commission and premium taxes.

c.	General and administrative expenses

General and administrative expenses for the three months ended March 31, 2009 were $3.8 million. General and administrative expenses include staff and salary related costs, administration expenses and Lloyd’s specific costs such as syndicate expenses.

Insurance Segment

Overview

The net underwriting (loss) income for the three months ended March 31, 2009 amounted to $(0.3) million compared to $2.3 million for the three months ended March 31, 2008. As Island Heritage significantly changed its reinsurance program effective April 1, 2008, the results for the periods ended March 31, 2009 and March 31, 2008 are not directly comparable.

Gross Premiums Written

Gross premiums written were $16.7 million for the three months ended March 31, 2009, compared to $19.1 million for the three months ended March 31, 2008.  The decrease is primarily related to the non-renewal of certain contracts which no longer met the Company’s profitability targets as well as a reduction in premiums as a result of the cessation of business of the Company’s agent in Jamaica. Contracts are written on a per risk basis and consist primarily of property lines. Seasonality is inherent for most Caribbean insurers given that the storm season begins June 1 and concludes November 30. Therefore, proportionally higher volumes of property business are traditionally written in the first two quarters in the fiscal year.

Index

Premiums Ceded

Insurance premiums ceded for the three months ended March 31, 2009 were $10.9 million (65.1% of gross premiums written) compared to $11.2 million (58.4% of gross premiums written) for the three months ended March 31, 2008.  Island Heritage’s reinsurance program, comprising excess of loss and quota share programs, was significantly changed on April 1, 2008 compared to prior years, resulting in the addition of increased net quota share reinsurance portfolio transfer. The change in the reinsurance program enables Island Heritage to enter into new markets as well as increase penetration in existing markets.

Net Premiums Earned

Net premiums earned totaled $(0.2) million for the three months ended March 31, 2009, compared to $7.1 million for the three months ended March 31, 2008. The significant decrease in net premiums earned for the three months ended March 31, 2009, compared to the three months ended March 31, 2008 is due to the difference in the reinsurance program in place for both years.

Other Related Income

Other insurance related income, primarily ceding commissions, totaled $5.6 million for the three months ended March 31, 2009, compared to $0.8 million for the three months ended March 31, 2008.  The increase in other insurance related income for 2009 is due to the changes in the reinsurance program referred to above, and includes $3.6 million related to the quota share arrangement between Island Heritage and Flagstone Suisse.  This amount is fully eliminated upon consolidation.

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses (recoveries) amounted to $0.1 million for the three months ended March 31, 2009, compared to $(35,000) for the three months ended March 31, 2008.  The slight increase in loss and loss adjustment expense in the three months ended March 31, 2009 is primarily related to losses on existing claims and events.

b.	Acquisition costs

Acquisition costs totaled $3.3 million for the three months ended March 31, 2009, which is the same amount incurred during the three months ended March 31, 2008.  Acquisition costs include gross commission costs, profit commission, premium taxes, and the change in deferred acquisition costs.

c.	General and administrative expenses

General and administrative expenses for the three months ended March 31, 2009 were $2.4 million, in line with amounts incurred during the three months ended March 31, 2008.

Investment Results

The total return on our investment portfolio, excluding noncontrolling interests in the investment portfolio, comprises investment income and realized and unrealized gains and losses on investments. For the three months ended March 31, 2009, the total return on invested assets was (0.1)%, compared to 0.2% for the three months ended March 31, 2008.  The Company modified its asset allocation significantly in the fourth quarter of 2008. Therefore, the results for the periods ended March 31, 2009 and March 31, 2008 are not directly comparable.

The key contributors to the investment performance this quarter were a strong performance from our US Treasury Inflation-Protected Securities (“TIPS”) portfolio, offset by negative performance of U.S. Real Estate and Commodities positions. The key contributors for the same period last year were a positive performance from the TIPS portfolio and a negative performance of equities.

Index

a. Net investment (loss) income

Net investment (loss) income for the three months ended March 31, 2009 was $(1.8) million, compared to $18.7 million for the same period in 2008, a decrease of $20.5 million. The decrease is principally due to the negative amortization on the TIPS, caused by the impact of negative inflation index and due to lower short-term interest rates in the current quarter.  It should be noted that our TIPS portfolio generated a positive total return of 3.9% in the current quarter. However, this return is recorded as $8.4 million of negative amortization income and $19.7 million of realized and unrealized gains. In comparison, for the first quarter of 2008, we had recorded $3.3 million of positive amortization income and $19.7 million of realized and unrealized gains. Our net investment income (and hence our operating income) may be impacted by large movement in inflation rates.

Investment income is principally derived from interest, dividends and amortization earned on investments, partially offset by investment management and custody fees.  The components are set forth in the table below:

	Three Months Ended
	March 31, 2009	March 31, 2008
Interest and dividend income
Cash and cash equivalents	$745	$4,846
Fixed maturities	7,383	9,196
Short term	93	126
Equity investments	32	-
Other investments	(36)	3
Amortization income (expense)
Fixed maturities	(8,673)	4,513
Short term	29	161
Other investments	(82)	83
Investment expenses	(1,244)	(232)
Net investment (loss) income	$(1,753)	$18,696

Substantially all of our fixed maturity investments consisted of investment grade securities. As at March 31, 2009, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 2.7 years.

b. Net realized and unrealized gains and losses – investments

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity and is managed to produce a total return.  In assessing returns under this approach, we include investment income and realized and unrealized gains and losses generated by the investment portfolio.

Net realized and unrealized losses on our investment portfolio amounted to a $1.9 million loss for the three months ended March 31, 2009, compared to a $12.4 million loss for the three months ended March 31, 2008.  Losses on our real estate and commodities holdings in 2009 were mostly offset by gains on the TIPS as described above. 2008 losses were mostly attributable to equity positions, which were sold later in 2008.

Index

The following table is the breakdown of net realized and unrealized gains (losses) - investments in the unaudited condensed consolidated statements of operations into its various components:

	Three Months Ended
	March 31, 2009	March 31, 2008

Net realized (losses) gains on fixed maturities	$(244)	$16,406
Net unrealized gains (losses) on fixed maturities	14,187	(3,192)
Net realized losses on equities	(2,628)	-
Net unrealized gains (losses) on equities	2,580	(7,634)
Net realized and unrealized losses on derivative instruments - investments	(15,096)	(18,182)
Net realized and unrealized (losses) gains on other investments	(698)	190
Total net realized and unrealized losses - investments	$(1,899)	$(12,412)

Net realized and unrealized gains on fixed maturities of $13.9 million for the three months ended March 31, 2009, were primarily due to unrealized gains on the TIPS, partially offset by the widening of credit spreads during the quarter.

Net realized and unrealized losses on equities of $0.1 million for the three months ended March 31, 2009 were due to the negative performance of the emerging equity markets during the three months ended March 31, 2009.

Net realized and unrealized losses on other investments of $0.7 million during the three months ended March 31, 2009, were primarily due to the negative performance of the investment funds during the quarter.

The following table is a breakdown of the net realized and unrealized (losses) gains on derivatives included in the table above:

	Three Months Ended
	March 31, 2009	March 31, 2008

Futures contracts	$(4,153)	$(20,071)
Total return swaps	(8,735)	1,793
Interest rate swaps	-	(346)
Foreign currency forward contracts	(3,166)	-
Mortgage-backed securities TBA	958	442
Net realized and unrealized losses on derivatives - investments	$(15,096)	$(18,182)

Net realized and unrealized losses on futures contracts of $4.2 million during the three months ended March 31, 2009 were primarily due to $3.5 million of losses on commodity futures and $0.5 million of losses on U.S. and global equity futures and $0.2 million of losses on bond futures.  Net realized and unrealized losses on futures contracts of $20.1 million during the three months ended March 31, 2008 were primarily due to $29.8 million of losses on U.S. and global equity futures, partially offset by $7.9 million of gains on commodity futures.

Net realized and unrealized losses on total return swaps of $8.7 million are due to the negative performance of U.S real estate index.

Net realized and unrealized losses on foreign currency forward contracts of $3.2 million are related to currency hedges on non-U.S. dollar investment assets.

Index

Treasury Hedging and Other

Net realized and unrealized gains and losses – other

The Company’s policy is to hedge the majority of its non-investment currency exposure with derivative instruments such as foreign currency swaps and forward contracts.

Currency swaps and foreign currency forwards are used to hedge the economic currency exposure of the Company’s investment in foreign subsidiaries, primarily our Swiss subsidiary, and to hedge operational balances such as premiums receivable, loss reserves and the portion of our long term debt issued in Euros.

The following table is the breakdown of net realized and unrealized losses - other in the consolidated statements of operations into its various components:

	Three Months Ended
	March 31, 2009	March 31, 2008

Currency swaps	$(785)	$1,802
Interest rate swaps	-	(9,194)
Foreign currency forward contracts	7,675	(5,559)
Reinsurance derivatives	540	714
Net realized and unrealized gains (losses) - other	$7,430	$(12,237)

Net realized and unrealized gains related to these derivative instruments amounted to $7.4 million for the three months ended March 31, 2009, compared to net realized and unrealized losses $12.2 million for the three months ended March 31, 2008.  These amounts comprise net realized and unrealized gains (losses) on foreign currency forward contracts, interest rate and currency swaps and reinsurance derivatives.  We use currency swaps and foreign currency forwards to hedge the economic currency exposure of the Company’s investment in foreign subsidiaries, primarily our Swiss subsidiary, and to hedge operational balances such as premiums receivable, loss reserves and the portion of our long term debt issued in Euros.

The Company recorded $0.8 million of net realized and unrealized losses on foreign currency swaps on our subordinated debt for the three months ended March 31, 2009. The Company did not hold any interest rate swaps in 2009. For the three months ended March 31, 2009, we recorded a $7.7 million gain on foreign currency forwards on Flagstone Suisse’s net assets (undesignated hedge) and operational hedges on reinsurance balances.

Reinsurance derivatives relate to industry loss warranty contracts (“ILWs”) that are structured as derivative transactions. The Company recorded premium earned on ILWs determined to be derivatives of $0.5 million for the three months ended March 31, 2009, versus $0.7 million for the same period in 2008.

Index

Interest Expense

Interest expense was $3.6 million for the three months ended March 31, 2009 compared to $5.3 million for the three months ended March 31, 2008.  Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  The decrease in interest expense for the three months ended March 31, 2009 compared to the same period in 2008 is primarily related to the decrease in short term interest rates from period to period and the repurchase of $11.25 million of principal amount of the Company’s outstanding $100.0 million Notes during the second quarter of 2008.

Foreign Exchange

For the three months ended March 31, 2009, we experienced net foreign exchange losses of $1.1 million compared to gains of $6.7 million for the three months ended March 31, 2008.  For the three months ended March 31, 2009, the net foreign exchange losses were principally experienced on the net monetary asset and liability balances denominated in foreign currencies. The Company’s policy is to hedge the majority of its foreign currency exposures with derivative instruments such as foreign currency swaps and forward contracts.

Income Tax Expense

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries are subject to tax are Canada, India, South Africa, Switzerland, Cyprus, U.S. Virgin Islands (“USVI”) and the United Kingdom.  However since the majority of our income to date has been earned in Bermuda where we are exempt from income tax, the Company’s tax impact to date has been minimal.  During the three months ended March 31, 2009, income tax recovery was $0.7 million compared to an income tax expense of $0.9 million for the three months ended March 31, 2008.  The decrease for the three months ended March 31, 2009, compared to the same period in 2008, is primarily attributable to the finalization of the 2008 income tax returns. As a result of the merger between Flagstone Reinsurance Limited and Flagstone Suisse on September 30, 2008, we expect our tax expense to increase to approximate our effective Swiss Federal tax rate of approximately 8% on the portion of underwriting profits, if any, generated by Flagstone Suisse, excluding the underwriting profits generated in Bermuda through the Flagstone Suisse branch office.

Noncontrolling Interest

The results of Mont Fort have been included in the Company’s unaudited condensed consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as noncontrolling interest.  In relation to Mont Fort, the Company recorded income attributable to noncontrolling interest of $2.9 million for the three months ended March 31, 2009, compared to $7.7 million for the same period in 2008.

The results of operations of Island Heritage have been included in the Company’s unaudited condensed consolidated financial statements from July 1, 2007 onwards, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  The Company recorded a loss attributable to noncontrolling interest of $0.1 million for the three months ended March 31, 2009, compared to income attributable to noncontrolling interest of $0.5 million for the three months ended March 31, 2008.

The results of operations of Flagstone Africa have been included in the Company’s unaudited condensed consolidated financial statements from June 26, 2008 onwards, with the portions of Flagstone Africa’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  The Company recorded a loss attributable to noncontrolling interest of $0.1 million for the three months ended March 31, 2009.

Index

Comprehensive Income

Comprehensive income attributable to Flagstone for the three months ended March 31, 2009 was $37.6 million compared to $30.9 million for the same period in 2008.  For the three months ended March 31, 2009, comprehensive income attributable to Flagstone included $38.5 million of net income, $1.9 million for the change in the currency translation adjustment, $(0.2) million for the change in the defined benefit pension plan obligation and $(2.6) million related to comprehensive income attributable to noncontrolling interest in subsidiaries, compared to $41.0 million of net income, $(1.4) million for the change in the currency translation adjustment and $(0.5) million for the change in the defined benefit pension plan obligation and $(8.2) million related to comprehensive income attributable to noncontrolling interest in subsidiaries for the three months ended March 31, 2008.  The currency translation adjustment is as a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investment in foreign subsidiaries. To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment. The Company designated $181.8 million and $337.7 million of foreign currency forwards contractual value as hedge instruments, which had fair values of $(0.4) million and $(5.7) million, at March 31, 2009 and December 31, 2008, respectively. The Company recorded $6.8 million of realized and unrealized foreign exchange gains on these hedges during the three months ended March 31, 2009 and $29.9 million of realized and unrealized foreign exchange losses on these hedges during the three months ended March 31, 2008.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at March 31, 2009, comprised 94.4% fixed maturities, short-term investments and cash and cash equivalents, 0.5% equities and the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time. However, our investments in investment funds and catastrophe bonds, which represent 2.7% of our total investments and cash and cash equivalents at March 31, 2009, do not trade on liquid markets or are subject to redemption provisions that prevent us from converting them into cash immediately.

At March 31, 2009, all of our fixed maturity securities, with the exception of two securities with a fair value of less than $0.4 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) with an average rating of AA+.  At December 31, 2008, all of our fixed maturity securities, with the exception of $0.3 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) with an average rating of AA+.

At March 31, 2009, and December 31, 2008, the average duration of the Company’s investment portfolio was 2.7 years and 2.9 years, respectively.  The duration decreased mostly due to the implementation of a change in asset allocation during the quarter that was approved by the Board.

At March 31, 2009 and December 31, 2008, we had no exposure to sub-prime backed investments or collateralized debt obligations (“CDOs”) of sub-prime backed investments. At March 31, 2009 and December 31, 2008, our holdings of Alt –A securities were $2.6 million with an average rating of AA+ and $3.0 million with an average rating of AA+, respectively.  Alt – A securities are defined as a classification of mortgages where the risk profile falls between prime and sub-prime. The borrowers behind these mortgages will typically have clean credit histories, but the mortgage itself will generally have some features that increase its risk profile compared to prime securities, but less risky than sub-prime backed investments. These features include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.  Our exposure to traditional monoline insurers emanates from our non sub-prime asset-backed holdings. We did not hold securities with credit enhancement from the traditional monoline insurers at March 31, 2009 and we had $1.2 million as of December 31, 2008. We do not have any collateralized loan obligations or CDO exposures in our portfolio.

Index

At March 31, 2009, our total of investments, cash and cash equivalents, and restricted cash was $1.8 billion, compared to $1.7 billion at December 31, 2008. The major factors influencing the movement in the three month period ended March 31, 2009, were as follows;
•	Net investment loss of $1.8 million
•	Total net realized and unrealized gains on investments and other of $5.5 million
•	Dividends paid of $3.5 million
•	Cash contributions into the portfolios from underwriting activities

Other investments as at March 31, 2009 amounted to $52.3 million compared to $54.7 million at December 31, 2008.  The March 31, 2009 investments are comprised mainly of our investment in catastrophe bonds of $39.2 million, in private equity and hedge funds of $7.8 million and the Company’s $5.3 million equity investment. The decrease in other investments during the first three months of 2009 is principally related to a $2.0 million decrease in the value of the private equity and hedge funds.  Other investments are recorded at fair value with the exception of our equity investment. The Company retains some of its exposure to equity and real estate markets through the use of derivatives such as equity futures.  These derivatives seek investment results which generally correspond to the price and yield performance of the underlying markets.  As at March 31, 2009, the fair value of the equity futures derivatives held by the Company was $3.0 million, compared to $0.1 million as at December 31, 2008.

The net payable for investments purchased at March 31, 2009 was $14.2 million, compared to a net receivable for investments sold $1.9 million at December 31, 2008.  Net payables and receivables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

Following the significant level of gross premiums written during the three months ended March 31, 2009, our insurance and reinsurance premium balances receivable, deferred acquisition costs and unearned premiums increased by $145.1 million, $15.4 million and $150.3 million, respectively, over those balances at December 31, 2008.

At March 31, 2009, we had $429.8 million of loss and loss adjustment expense reserves, compared to $411.6 million at December 31, 2008. This increase of $18.2 million is due to reserve additions of $70.4 million for the first three months which includes 2009 catastrophe events, offset by paid losses of $52.2 million. Of the balance at March 31, 2009, $239.3 million, or 55.7%, represented incurred but not reported reserves.

At March 31, 2009, Flagstone’s shareholders’ equity was $1,024.1 million, compared to $986.0 million at December 31, 2008. The increase in Flagstone’s shareholders’ equity is primarily due to the net income attributable to Flagstone realized by the Company in the three months ended March 31, 2009.

Liquidity

Cash flows from operations for the three months ended March 31, 2009 decreased to $73.1 million from $105.8 million as compared to the same period in 2008.  This decrease in cash flows from operations was primarily related to increased premium receivable and unearned premium ceded balances partially offset by an increase in unearned premiums and insurance and reinsurance balances payable.  Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of dividends, share related transactions and the issuance or repayment of debt. During the three months ended March 31, 2009, net cash of $3.9 million was used in financing activities, compared to $10.1 million used in financing activities for the three months ended March 31, 2008.  In the first three months of 2009, the net cash used in financing activities related principally to the payment of dividends and the repayment of debt.  In the first quarter of 2008, the net cash provided by financing activities related principally to the payment of dividends and the redemption of preferred shares in Mont Fort ILW2.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in the Company’s investment portfolio.

Index

For the period from October 2005 until March 31, 2009, we have had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. The Company may require additional capital in the near term, whether through letters of credit or otherwise. Due to the current financial market crisis, it may be difficult for the insurance industry generally, and the Company in particular, to raise additional capital when required, on acceptable terms or at all.  Cash and cash equivalents were $604.0 million at March 31, 2009.

Capital Resources

Our total capital resources at March 31, 2009 and December 31, 2008 were as follows:

	As at	As at
	March 31, 2009	December 31, 2008

Long term debt	$265,306	$252,575
Common shares	849	848
Additional paid-in capital	901,344	897,344
Accumulated other comprehensive income	(6,377)	(8,271)
Retained earnings	128,307	96,092
Total capitalization	$1,289,429	$1,238,588

The change in the amount of the long term debt at March 31, 2009 compared to December 31, 2008 is primarily due to the acquisition of IAL 7X. Refer to Note 13 “Related Party Transactions” of the unaudited condensed consolidated financial statements for a more detailed discussion.

The movement in additional paid-in capital primarily arises from $4.0 million of stock based compensation for the three months ended March 31, 2009.

Letter of Credit Facilities

Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc. The facility comprises a $300.0 million facility for letters of credit with a maximum tenor of 15 months and a $150.0 million facility for letters of credit issued in respect of Funds at Lloyds with a maximum tenor of 60 months, in each case subject to automatic extension for successive periods, but in no event longer than one year. The facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at March 31, 2009, $324.5 million had been drawn under this facility, and the drawn amount of the facility was secured by $360.5 million of fixed maturity securities from the Company’s investment portfolio.  During 2008, the Company had a $400.0 million uncommitted letter of credit facility agreement with Citibank N.A. As at December 31, 2008, $285.7 million had been drawn under this facility, and the drawn amount of the facility was secured by $327.2 million of fixed maturity securities from the Company’s investment portfolio. This facility was replaced by the above noted $450 million facility.

In September 2007, the Company entered into a $200.0 million uncommitted letter of credit facility agreement with Wachovia. Flagstone Reinsurance Limited had not drawn upon this facility as at March 31, 2009. Wachovia and the Company are currently engaged in negotiations to potentially amend or revise the facility to accommodate the restructuring of the Company’s global reinsurance operations which occurred on September 30, 2008.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Facility”). The Facility will be used to support the reinsurance obligations of the Company and its subsidiaries. As at March 31, 2009, there were no letters of credit issued under the facility.

Index

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

Island Heritage is domiciled in the Cayman Islands and maintains a Class A Domestic Insurance License issued in accordance with the terms of the Insurance Law (as revised) of the Cayman Islands, or the Law, and is subject to regulation by the Cayman Islands Monetary Authority (“CIMA”) in terms of the Law.  Island Heritage is required to maintain a net worth (defined in the Law as the excess of assets, including any contingent or reserve fund secured to the satisfaction of CIMA, over liabilities other than liabilities to partners or shareholders) of at least 100,000 Cayman Islands dollars (which is equal to approximately U.S. $120,000), subject to increase by CIMA depending on the type of business undertaken.  In addition Island Heritage may not issue any dividends without prior approval from the Cayman Islands Monetary Authority.  In order to obtain approval Island Heritage must demonstrate that the issuing of dividends would not render Island Heritage insolvent or affect its ability to pay any future claims.

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

Index

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

Off Balance Sheet Arrangements

Mont Gele is a special purpose Cayman Islands exempted company licensed as a restricted Class B reinsurer in the Cayman Islands and formed solely for the purpose of entering into certain reinsurance agreements and other risk transfer agreements with Flagstone Suisse.  We have entered into an excess of loss reinsurance agreement with Mont Gele that provides us with a $60.0 million limit.

The Company has determined that Mont Gele has the characteristics of a variable interest entity that are addressed by FASB Interpretation No. 46R ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’). In accordance with FIN 46R, Mont Gele is not consolidated because the Company is not the primary beneficiary.

Valais Re is a special purpose Cayman Islands exempted company licensed as a restricted Class B reinsurer in the Cayman Islands and formed solely for the purpose of entering into certain reinsurance agreements and other risk transfer agreements with subsidiaries of Flagstone Suisse. We have entered into a reinsurance agreement with Valais Re that provides us with $104.0 million of aggregate indemnity protection for certain losses from global catastrophe events.

The Company has determined that Valais Re has the characteristics of a variable interest entity that are addressed by FASB Interpretation No. 46R ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’). In accordance with FIN 46R, Valais Re is not consolidated because the Company is not the primary beneficiary.

We are not party to any transaction, agreement or other contractual arrangement to which an affiliated entity unconsolidated with us is a party, other than that noted above with Mont Gele and Valais Re, that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

For details relating to our letter of credit facilities see “Financial Condition, Liquidity and Capital Resources - Financial Condition – Letter of Credit Facilities”.

Index

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We measure and manage market risks and other risks as part of a company-wide risk management process.  The market risks described in this section relate to financial instruments, primarily in our investment portfolio, that are sensitive to changes in interest rates, credit risk premiums or spreads, foreign exchange rates and equity prices.

We believe that we are currently principally exposed to four types of market risk: interest rate risk, equity price risk, credit risk and foreign currency risk.

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates.  Our fixed maturity portfolio is exposed to interest rate risk.  Fluctuations in interest rates have a direct impact on the market valuation of these investments.  As interest rates rise, the market value of our fixed maturity portfolio falls and we have the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values.  As interest rates decline, the market value of our fixed income portfolio increases and we have reinvestment risk, as funds reinvested will earn less than is necessary to match anticipated liabilities.  We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the reinsurance liabilities of the Company.  In addition, from time-to-time, the Company may enter into interest rate swap contracts as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be altered.

As at March 31, 2009, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.7%, or approximately $41.2 million.  As at March 31, 2009, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.6%, or approximately $40.0 million.

As at March 31, 2009, we held $116.8 million, or 10.9%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at March 31, 2009. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company could be accelerated and will be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity securities, index-linked futures, exchange traded funds and investment funds. The total of such exposure as of March 31, 2009 was $47.4 million.  However, from a fair value perspective, futures are valued for only the unrealized gains and losses, but not for the exposure. As a result, the fair value of these positions as at March 31, 2009 amounted to $5.8 million and was recorded in both equities and other investments with net realized and unrealized losses of $12.9 million for the three months ended March 31, 2009, recorded in net realized and unrealized losses - investments.  The total exposure of the index-linked futures was $44.6 million as at March 31, 2009.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at March 31, 2009, the majority of our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed income investments to an acceptable level.

The Company does not have any exposure to credit risk as a holder of sub-prime backed investments.  The Company does not allow sub-prime investment by any investment manager.  At March 31, 2009, we held $2.6 million of Alt-A securities with an average rating of AA+, including one security valued at less than $0.1 million with a rating of CC.

Index

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

In addition, the Company has exposure to credit risk as it relates to its trade balances receivable, namely insurance and reinsurance balances receivable.  Insurance and reinsurance balances receivable from the Company’s clients at March 31, 2009 and December 31, 2008, were $363.4 million and $218.3 million, respectively, including balances both currently due and accrued.  The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $1.8 million in bad debt expenses related to its insurance and reinsurance balances receivable.

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

Foreign Currency Risk

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for our Bermuda, Cayman Islands, Luxembourg, Gibraltar and Marlborough subsidiaries and the Bermuda branch of Flagstone Suisse, whose functional currency, following the September 30, 2008 restructuring, is the U.S. dollar.  We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar.  When we incur a loss in a non-U.S. dollar currency, we carry the liability on our books in the original currency.  As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and converted to the functional currency (either U.S. dollars, Swiss franc, Euro, Great Britain pound or South African rand), and the time claims are paid.

With respect to loss reserves denominated in non-U.S. dollar currencies, our policy is to hedge our non-U.S. dollar foreign currency exposure with forward foreign exchange purchases.  Expected losses means incurred and reported losses and incurred but not reported losses.  We do not hedge future catastrophe events.  However, upon the occurrence of a catastrophe loss and when the actuarial department has estimated the non-U.S. dollar loss to the Company, we purchase foreign currency promptly on a forward basis.  When we pay claims in a non-base currency, we either use the proceeds of a foreign currency forward contract to do so, or buy spot foreign exchange to pay the claim and simultaneously adjust the hedge balance to the new lower exposure.

Index

Investments

The majority of the securities held in our investment portfolios are measured in U.S. dollars, with a portion of our fixed maturities portfolio invested in non-U.S. dollar currencies.  At the time of purchase, each investment is identified as either a hedged investment, to be maintained with an appropriate currency hedge to U.S. dollars or an unhedged investment, one not to be maintained with a hedge.  Generally, fixed income investments will be hedged, listed equity investments may or may not be hedged, and other investments such as real estate and commodities will not be hedged.

Financing

When the Company or its subsidiaries issues a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure.  The net contractual amount of these contracts as at March 31, 2009 and December 31, 2008 was $436.6 million and $432.4 million, respectively, and these contracts had a fair value of $(4.6) million and $(9.5) million, respectively.  During the three months ended March 31, 2009, the Company recorded $4.5 million of realized and unrealized gains on foreign currency forward contracts and for the three months ended March 31, 2008, the Company recorded $5.6 million of realized and unrealized losses on foreign currency forward contracts. The Company designated $181.8 million foreign currency forwards with notional contractual value as hedging instruments, which had a fair value of $(0.4) million as of March 31, 2009. During the three months ended March 31, 2009, the Company recorded $6.8 million of realized and unrealized gains directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. The Company designated $337.7 million foreign currency forwards with notional contractual value as hedging instruments, which had a fair value of $(5.7) million as of December 31, 2008. During the three months ended March 31, 2008, the Company recorded $29.9 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

The Company entered into a currency swap agreement to hedge the Euro-denominated Deferrable Interest Debentures recorded as long term debt.  Under the terms of the foreign currency swap, the Company exchanged €13.0 million for $18.4 million, will receive Euribor plus 354 basis points and pay LIBOR plus 367 basis points.  The swap expires on September 15, 2011 and had a fair value of $(1.1) million as at March 31, 2009.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the three month periods ended March 31, 2009 and 2008, approximately 38.0% and 46.0%, respectively, was written in currencies other than the U.S. dollar.  For the three months ended March 31, 2009, we had net realized and unrealized foreign exchange losses of $1.1 million compared to foreign exchange gains of $6.7 million for the same period in 2008.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

Dated:  May 8, 2009

FLAGSTONE REINSURANCE HOLDINGS LIMITED

By:	/s/ David Brown
David Brown
Chief Executive Officer

(Authorized Officer)

By:	/s/ Patrick Boisvert
Patrick Boisvert
Chief Financial Officer

(Principal Financial Officer)

 EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.