Form 10-Q
period 2009-06-30
Flagstone Reinsurance Holdings Ltd
filed 2009-08-04
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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

As of July 31, 2009 the Registrant had 84,864,844 common voting shares outstanding, with a par value of $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-Q

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at June 30, 2009	As at December 31, 2008
	(Unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2009 - $1,062,445 ; 2008 - $787,792)	$1,077,479	$784,355
Short term investments, at fair value (Amortized cost: 2009 - $222,882; 2008 - $30,491)	229,837	30,413
Equity investments, at fair value (Cost: 2009 - $10,802; 2008 - $16,266)	3,400	5,313
Other investments	53,534	54,655
Total Investments	1,364,250	874,736
Cash and cash equivalents	378,232	783,705
Restricted cash	79,561	42,403
Premium balances receivable	453,668	218,287
Unearned premiums ceded	85,563	31,119
Reinsurance recoverable	16,810	16,422
Accrued interest receivable	9,554	7,226
Receivable for investments sold	11,114	9,634
Deferred acquisition costs	70,484	44,601
Funds withheld	18,676	14,433
Goodwill	16,541	17,141
Intangible assets	36,850	32,873
Other assets	113,095	123,390
Total Assets	$2,654,398	$2,215,970

LIABILITIES
Loss and loss adjustment expense reserves	$453,490	$411,565
Unearned premiums	522,681	270,891
Insurance and reinsurance balances payable	46,214	31,123
Payable for investments purchased	16,249	7,776
Long term debt	251,987	252,575
Other liabilities	57,220	58,577
Total Liabilities	1,347,841	1,032,507

EQUITY
Common voting shares, 150,000,000 authorized, $0.01 par value, issued and outstanding (2009 - 84,864,844; 2008 - 84,801,732)	849	848
Additional paid-in capital	904,228	897,344
Accumulated other comprehensive loss	(2,902)	(8,271)
Retained earnings	192,604	96,092
Total Flagstone Shareholders' Equity	1,094,779	986,013
Noncontrolling Interest in Subsidiaries	211,778	197,450
Total Equity	1,306,557	1,183,463
Total Liabilities and Equity	$2,654,398	$2,215,970

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
  FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUES
Gross premiums written	$328,709	$271,178	$690,194	$513,424
Premiums ceded	(59,742)	(38,435)	(135,411)	(54,449)
Net premiums written	268,967	232,743	554,783	458,975
Change in net unearned premiums	(81,991)	(90,976)	(194,972)	(181,951)
Net premiums earned	186,976	141,767	359,811	277,024
Net investment income	10,646	13,279	8,893	31,975
Net realized and unrealized gains (losses) - investments	7,082	(9,339)	5,183	(21,751)
Net realized and unrealized gains (losses) - other	2,470	11,132	9,900	(1,105)
Other income	2,333	2,127	7,502	3,851
Total revenues	209,507	158,966	391,289	289,994

EXPENSES
Loss and loss adjustment expenses	57,641	56,298	134,235	96,065
Acquisition costs	36,203	27,210	64,240	51,375
General and administrative expenses	34,578	24,214	68,878	50,763
Interest expense	3,119	4,609	6,676	9,949
Net foreign exchange (gains) losses	(362)	1,630	735	(5,069)
Total expenses	131,179	113,961	274,764	203,083
Income before income taxes and interest in earnings of equity investments	78,328	45,005	116,525	86,911
Provision for income tax	(250)	(442)	456	(1,307)
Interest in loss of equity investments	(300)	-	(678)	-
Net income	77,778	44,563	116,303	85,604
Less: Income attributable to noncontrolling interest	(9,964)	(2,615)	(12,746)	(10,796)
NET INCOME ATTRIBUTABLE TO FLAGSTONE	$67,814	$41,948	$103,557	$74,808

Net income	$77,778	$44,563	$116,303	$85,604
Change in currency translation adjustment	5,399	(2,766)	7,266	(4,186)
Change in defined benefit pension plan obligation	(145)	27	(321)	(522)
Comprehensive income	83,032	41,824	123,248	80,896
Less: Comprehensive income attributable to noncontrolling interest	(11,743)	(2,615)	(14,322)	(10,796)
COMPREHENSIVE INCOME ATTRIBUTABLE TO FLAGSTONE	$71,289	$39,209	$108,926	$70,100

Weighted average common shares outstanding—Basic	85,070,001	85,470,205	85,070,001	85,470,043
Weighted average common shares outstanding—Diluted	85,162,981	85,638,506	85,253,230	85,714,196
Net income attributable to Flagstone per common share—Basic	$0.80	$0.49	$1.22	$0.88
Net income attributable to Flagstone per common share—Diluted	$0.80	$0.49	$1.21	$0.87
Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars, except share data)

For the six month period ended June 30, 2009	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,183,463	$-	$96,092	$(8,271)	$848	$897,344	$197,450

Comprehensive income:
Net income	116,303	116,303	103,557				12,746
Other comprehensive income:
Change in currency translation adjustment	7,266	7,266		5,690			1,576
Defined benefit pension plan obligation	(321)	(321)		(321)
	6,945	6,945
Comprehensive income	123,248	$123,248
Stock based compensation	7,068					7,068
Subsidiary stock based compensation	(94)						(94)
Subsidiary stock issuance	-					(184)	184
Purchase of noncontrolling interest	(84)						(84)
Issue of shares, net	1				1
Dividends declared	(7,045)		(7,045)
Ending balance	$1,306,557		$192,604	$(2,902)	$849	$904,228	$211,778

For the six month period ended June 30, 2008	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive income	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,395,263	$-	$296,890	$7,426	$853	$905,316	$184,778

Repurchase of preferred shares	(6,639)						(6,639)
Acquisition of subsidiaries	7,416						7,416
Comprehensive income:
Net income	85,604	85,604	74,808				10,796
Other comprehensive income:
Change in currency translation adjustment	(4,186)	(4,186)		(4,186)
Defined benefit pension plan obligation	(522)	(522)		(522)
	(4,708)	(4,708)
Comprehensive income	80,896	$80,896
Stock based compensation	7,012					7,012
Subsidiary stock based compensation	(337)						(337)
Issue of shares, net	(364)					(364)
Dividends declared	(7,049)		(7,049)
Other	(91)						(91)
Ending balance	$1,476,107		$364,649	$2,718	$853	$911,964	$195,923

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Expressed in thousands of U.S. dollars)
	For the Six Months Ended
	June 30, 2009	June 30, 2008

Cash flows provided by (used in) operating activities:
Net income	$116,303	$85,604
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (gains) losses	(15,083)	22,856
Net unrealized foreign exchange gains	(2,430)	-
Depreciation expense	3,347	2,214
Share based compensation expense	6,832	6,788
Interest in earnings of equity investments	678	-
Accretion/amortization on fixed maturities	5,683	(9,736)
Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(236,036)	(175,080)
Unearned premiums ceded	(54,158)	(24,728)
Deferred acquisition costs	(25,729)	(20,439)
Funds withheld	(4,195)	(3,386)
Loss and loss adjustment expense reserves	38,663	47,063
Unearned premiums	249,819	210,635
Insurance and reinsurance balances payable	19,218	21,478
Resinsurance recoverable	623	-
Other changes in assets and liabilities, net	25,570	4,883
Net cash provided by operating activities	129,105	168,152

Cash flows (used in) provided by investing activities:
Net cash (paid) received in (disposal) acquisition of subsidiaries	(1,731)	4,729
Purchases of fixed income securities	(1,423,515)	(936,439)
Sales and maturities of fixed income securities	963,914	1,230,546
Purchases of equity securities	(2,006)	(39,974)
Sales of equity securities	4,359	-
Purchases of other investments	(4,114)	(330,203)
Sales of other investments	(3,628)	144,675
Purchases of fixed assets	(7,456)	(10,786)
Sale of fixed asset	145	-
Change in restricted cash	(37,158)	(1,006)
Net cash (used in) provided by investing activities	(511,190)	61,542

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	-	(364)
Contribution of minority interest	-	(429)
Repurchase of minority interest	-	(8,652)
Dividend paid on common shares	(6,786)	(6,825)
Repayment of long term debt	(15,038)	(9,195)
Other	414	(4,003)
Net cash used in financing activities	(21,410)	(29,468)

Effect of foreign exchange rate on cash	(1,978)	(998)

(Decrease) increase in cash and cash equivalents	(405,473)	199,228
Cash and cash equivalents - beginning of year	783,705	362,622
Cash and cash equivalents - end of period	$378,232	$561,850

Supplemental cash flow information:
Receivable for investments sold	$11,114	$2,942
Payable for investments purchased	$16,249	$6,162
Interest paid	$6,681	$10,679

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

These interim financial statements separately present restricted cash and reinsurance recoverable. In the prior period these amounts were included with cash and cash equivalents and other assets. This presentation of prior period amounts have been reclassified consistent with the current period presentation of separately presenting restricted cash and reinsurance recoverable. This presentation change has no effect on net income or loss attributable to Flagstone.

2.       New Accounting Pronouncements

Adoption of new accounting pronouncements

On April 1, 2009, the Company adopted the provisions of the FASB Statement No. 165, “Subsequent Events” (“SFAS 165”), which requires the disclosure of the date after the balance sheet date but before financial statements are issued or available to be issued through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.  SFAS 165 also alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We evaluated subsequent events to August 4, 2009 and there are no subsequent events to note.

On April 1, 2009, the Company adopted the provisions of the three FASB staff positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FSP FAS 124-2”).

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

FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

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

The effect of adopting these FSPs was immaterial to our financial statements.

On January 1, 2009, the Company adopted the provisions of the FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries (formerly known as minority interests) as a separate component of equity in the consolidated balance sheets, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of operations, and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. SFAS 160 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. Upon adoption of SFAS 160, we recharacterized our minority interest as a noncontrolling interest and classified it as a component of shareholders’ equity in our consolidated financial statements

On January 1, 2009, the Company adopted the provisions of FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" (“SFAS 161”). The provisions of SFAS 161 amend and expand the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The effect of adopting SFAS 161 was immaterial to our financial statements.

New accounting pronouncements issued during 2009 impacting the Company are as follows:

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” (“SFAS No. 166”).  SFAS No. 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  SFAS No. 166 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company is assessing the potential impact, if any, of the adoption of SFAS No. 166 on its consolidated results of operations and financial condition.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

On June 12, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”).  SFAS No. 167 amends FASB Statement No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance.  SFAS No. 167 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company is assessing the potential impact, if any, of the adoption of SFAS No. 167 on its consolidated results of operations and financial condition.

In June, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (Codification) (“SFAS No. 168”).  SFAS No. 168 is a replacement to SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008 and identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements in conformity with U.S. GAAP.  It also arranged these sources of U.S. GAAP in a hierarchy for users to apply. SFAS No. 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements.  The Codification will carry the same level of authority and effectively supersede SFAS No. 162.  The U.S. GAAP hierarchy will be modified to include two levels of U.S. GAAP: authoritative and non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of fiscal year 2009.  The Company is assessing the potential impact, if any, of the adoption of SFAS No. 168 on its consolidated results of operations and financial condition.

3.       Investments

Fair value disclosure

In accordance with SFAS 157, the Company determined that its investments in U.S. government treasury securities and listed equity securities are stated at Level 1 fair value as determined by the quoted market price of these securities, as provided either by independent pricing services or exchange market prices. Investments in U.S government agency securities, corporate bonds, mortgage-backed securities, asset-backed securities, and exchange traded funds are stated at Level 2 fair value derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history.  There are two mortgage-backed securities that are classified as Level 3 due to the limited availability of the pricing sources which may be indicative of a less active market. Their fair value is determined using broker quotes. The Company has reviewed its Level 3 investments, and the valuation methods are as follows: Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.  The investment funds are valued by the investment fund managers using the valuations and financial statements provided by the general partners of the funds on a quarterly basis.  These valuations are then adjusted by the investment fund managers for cash flows since the most recent valuation.  The valuation methodology used for the investment funds is consistent with the methodology that is generally employed in the investment industry.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

As at June 30, 2009 and December 31, 2008, the Company’s investments are allocated between levels as follows:

	Fair Value Measurement at June 30, 2009, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
U.S. government and agency securities	$435,766	$392,688	$43,078	$-
U.S. states and political subdivisions	369	-	369	-
Non U.S. government and government agencies	99,846	-	99,846	-
Corporates	426,041	-	426,041	-
Mortgage-backed securities	95,096	-	94,133	963
Asset-backed securities	20,361	-	20,361	-
Equity investments	3,400	3,400	-	-
Short term investments	229,837	85,438	144,399	-
	1,310,716	481,526	828,227	963
Other Investments
Investment funds	5,316	-	-	5,316
Catastrophe bonds	43,221	-	-	43,221
	48,537	-	-	48,537

Totals	$1,359,253	$481,526	$828,227	$49,500

For reconciliation purposes, the table above does not include an equity investment of $5.0 million in which the Company is deemed to have a significant influence and which is accounted for under the equity method and as such, is not accounted for at fair value under SFAS 159,“The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).

For the Level 3 items still held as of June 30, 2009, the total change in fair value for the three month and six months ended June 30, 2009 is $(2.5) million and $(3.8) million respectively.

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

For reconciliation purposes, the table above does not include an equity investment of $5.7 million in which the Company is deemed to have a significant influence and which is accounted for under the equity method and as such, is not accounted for at fair value under SFAS 159.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

The reconciliation of the fair value for the Level 3 investments as at June 30, 2009, including net purchases and sales and change in unrealized gains, is set out below:

	For the Six Months Ended June 30, 2009
	Mortgage - backed securities	Investment funds	Catastrophe bonds	Total
Fair value, December 31, 2008	$926	$9,158	$39,174	$49,258
Total unrealized losses included in earnings	75	(1,418)	83	(1,260)
Net purchases and sales	(47)	101	-	54
Total investment income included in earning	4	-	(82)	(78)
Fair value, March 31, 2009	958	7,841	39,175	47,974
Total unrealized losses included in earnings	70	(2,664)	54	(2,540)
Net purchases and sales	(71)	139	3,925	3,993
Total investment income included in earning	6	-	67	73
Fair value, June 30, 2009	$963	$5,316	$43,221	$49,500

Pledged assets

As at June 30, 2009 and December 31, 2008, approximately $79.6 million and $42.4 million, respectively, of cash and cash equivalents and approximately $407.0 million and $327.2 million, respectively, of fixed maturity securities were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

4.       Derivatives

The Company accounts for its derivative instruments using SFAS No. 133 which requires an entity to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the fair value recorded in other assets or liabilities.  The accounting for realized and unrealized gains and losses associated with changes in the fair value of derivatives depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability being hedged.  The realized and unrealized gains and losses on derivatives not designated as hedging instruments are included in net realized and unrealized gains and losses in the consolidated financial statements. Gains and losses associated with changes in fair value of the designated hedge instruments are recorded with the gains and losses on the hedged items, to the extent that the hedge is effective.

The details of the derivatives held by the Company as of June 30, 2009 and December 31, 2008 are as follows:

	As at June 30, 2009
	Asset Derivatives			Liability Derivatives			Total Derivatives
	Balance Sheet	Derivative		Balance Sheet	Derivative		Derivative	Net
	Location	Exposure	Fair Value	Location	Exposure	Fair Value	Exposure	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	Other Assets	$117,763	$162	Other Liabilities	$17,295	$444	$135,058	$(282)
			162			444		(282)

Derivatives not designated as hedging instruments
Futures contracts	Other Assets	$-	$-	Other Liabilities	$48,351	$1,133	$48,351	$(1,133)
Total return swaps	Other Assets	40,000	515	Other Liabilities	5,000	201	45,000	314
Currency swaps	Other Assets	-	-	Other Liabilities	18,237	154	18,237	(154)
Foreign currency forward contracts	Other Assets	97,314	5,170	Other Liabilities	431,573	15,541	528,887	(10,371)
Mortgage backed securities TBA	Other Assets	39,958	353	Other Liabilities	5,037	6	44,995	347
Other reinsurance derivatives	Other Assets	-	-	Other Liabilities	-	847	-	(847)
			6,038			17,882		(11,844)

Total Derivatives			$6,200			$18,326		$(12,126)

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

	As at December 31, 2008
	Asset Derivatives			Liability Derivatives			Total Derivatives
	Balance Sheet	Derivative		Balance Sheet	Derivative		Derivative	Net
	Location	Exposure	Fair Value	Location	Exposure	Fair Value	Exposure	Fair Value
Derivatives designated as hedging instruments
Forward currency forward contracts (1)	Other Assets	$43,327	$1,419	Other Liabilities	$294,385	$7,103	$337,712	$(5,684)
			1,419			7,103		(5,684)

Derivatives not designated as hedging instruments
Futures contracts	Other Assets	$40,530	$333	Other Liabilities	$21,356	$190	$61,886	$143
Total return swaps	Other Assets	58,395	5,564	Other Liabilities	12,473	1,852	70,868	3,712
Currency swaps	Other Assets	-	-	Other Liabilities	18,071	315	18,071	(315)
Foreign currency forward contracts	Other Assets	54,768	1,493	Other Liabilities	60,924	5,317	115,692	(3,824)
Mortgage backed securities TBA	Other Assets	63,937	648	Other Liabilities	-	-	63,937	648
Other reinsurance derivatives	Other Assets	-	-	Other Liabilities	-	541	-	(541)
			8,038			8,215		(177)

Total Derivatives			$9,457			$15,318		$(5,861)

(1)	Recognized as a foreign currency hedge under SFAS 133.

Designated

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive Income (Loss)			Net Income
Derivatives Designated as Hedging Instruments	(Effective Portion)			(Ineffective Portion)
	For the Three Months Ended			For the Three Months Ended
	June 30, 2009	June 30, 2008	Location	June 30, 2009	June 30, 2008
Foreign currency forward contracts (1)	$(9,182)	$4,287	Net realized and unrealized (losses) gains - other	$(178)	$1,421

	$(9,182)	$4,287		$(178)	$1,421

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive Income (Loss)			Net Income
Derivatives Designated as Hedging Instruments	(Effective Portion)			(Ineffective Portion)
	For the Six Months Ended			For the Six Months Ended
	June 30, 2009	June 30, 2008	Location	June 30, 2009	June 30, 2008
Foreign currency forward contracts (1)	$(2,387)	$(25,567)	Net realized and unrealized (losses) gains - other	$(703)	$2,264

	$(2,387)	$(25,567)		$(703)	$2,264

(1)	Recognized as a foreign currency hedge under SFAS 133.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Foreign currency forward contracts

The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investments in foreign subsidiaries.  These foreign currency forward contracts are carried at fair value and the gains and losses associated with changes in fair value of the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that these are effective as hedges, with the ineffective portion recorded in realized and unrealized gains and losses included in the income statement.  All other derivatives are not designated as hedges, and accordingly, these instruments are carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses.

Non Designated

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives Not Designated		For the Three Months Ended
as Hedging Instruments	Location	June 30, 2009	June 30, 2008
Futures contracts	Net realized and unrealized (losses) gains - investments	$8,455	$19,141
Total return swaps	Net realized and unrealized (losses) gains - investments	833	(4,738)
Currency swaps	Net realized and unrealized (losses) gains - other	978	136
Interest rate swaps	Net realized and unrealized (losses) gains - investments	-	-
Interest rate swaps	Net realized and unrealized (losses) gains - other	-	7,928
Foreign currency forward contracts	Net realized and unrealized (losses) gains - investments	(16,378)	-
Foreign currency forward contracts	Net realized and unrealized (losses) gains - other	1,162	1,179
Mortgage backed securities TBA	Net realized and unrealized (losses) gains - investments	183	(743)
Other reinsurance derivatives	Net realized and unrealized (losses) gains - other	508	468
		$(4,259)	$23,371

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives Not Designated		For the Six Months Ended
as Hedging Instruments	Location	June 30, 2009	June 30, 2008
Futures contracts	Net realized and unrealized (losses) gains - investments	$4,302	$(930)
Total return swaps	Net realized and unrealized (losses) gains - investments	(7,902)	(2,996)
Currency swaps	Net realized and unrealized (losses) gains - other	193	1,938
Interest rate swaps	Net realized and unrealized (losses) gains - investments	-	(295)
Interest rate swaps	Net realized and unrealized (losses) gains - other	-	(1,266)
Foreign currency forward contracts	Net realized and unrealized (losses) gains - investments	(19,544)	-
Foreign currency forward contracts	Net realized and unrealized (losses) gains - other	9,362	(5,223)
Mortgage backed securities TBA	Net realized and unrealized (losses) gains - investments	1,141	(301)
Other reinsurance derivatives	Net realized and unrealized (losses) gains - other	1,048	1,182
		$(11,400)	$(7,891)

The non-designated derivatives are carried at fair value, with the fair value recorded in other assets or liabilities and the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses.

Futures contracts

The Company uses futures contracts to gain exposure to certain markets or indexes.  The Company has entered into equity index, commodity index and bond index futures as part of its investment strategy.

Total return swaps

The Company uses total return swaps to gain exposure to a global inflation linked bond index and a global equity index. The total return swaps allow the Company to earn the return of the underlying index while paying floating interest plus a spread to the counterparty.

Currency swaps

The Company uses currency swaps to minimize the effect of fluctuating foreign currencies. The currency swaps relate to the Company’s Euro denominated debentures.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Foreign currency forward contracts

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

Fair value disclosure

In accordance with SFAS 157, the fair value of derivative instruments held as of June 30, 2009 and December 31, 2008 is allocated between levels as follows:

	Fair Value Measurement at June 30, 2009, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Derivatives
Futures contracts	$(1,133)	$(1,133)	$-	$-
Swaps	160	-	160	-
Foreign currency forward contracts	(10,653)	-	(10,653)	-
Mortgage backed securities TBA	347	-	347	-
Other reinsurance derivatives	(847)	-	-	(847)
Total derivatives	$(12,126)	$(1,133)	$(10,146)	$(847)

For the Level 3 items still held as of June 30, 2009, the total change in fair value for the three month and six months ended June 30, 2009 is $0.4 million and $(0.8) million respectively.

	Fair Value Measurement at December 31, 2008, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Derivatives
Futures contracts	$143	$143	$-	$-
Swaps	3,397	-	3,397	-
Foreign currency forward contracts	(9,508)	-	(9,508)	-
Mortgage backed securities TBA	648	-	648	-
Other reinsurance derivatives	(541)	-	-	(541)
Total derivatives	$(5,861)	$143	$(5,463)	$(541)

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

Six Months
Ended
June 30, 2009
Other reinsurance derivatives
Opening fair value, beginning of period	$(541)
Total premium earned included in earnings	540
Net purchases and sales	(1,354)
Fair value, March 31, 2009	(1,355)
Total premium earned included in earnings	508
Fair value, June 30, 2009	$(847)

5.      Disposition

Flagstone Alliance

On June 30, 2009, Flagstone Alliance Insurance & Reinsurance PLC ("Flagstone Alliance"), a wholly-owned subsidiary of the Company disposed of 100% of the share capital in Uni-Alliance Holdings Limited, a subsidiary of Flagstone Alliance since January 1, 2007. The transaction was completed with Mr. Khader Hemsi, Chief Executive Officer of Flagstone Alliance, who will retire from the company during the third quarter of 2009. The sale was completed to eliminate conflict with existing broker relationships and resulted in a net loss of $1.2 million, which has been recorded in other income.

6.      Goodwill and Intangibles
		Carrying value at beginning of period	Accumulated amortization (1)	Impact of foreign exchange	Carrying value at end of period
Finite life intangibles

Tradename		$1,294	$(74)	$187	$1,407
Software		3,882	(222)	560	4,220
Distribution network		3,306	(187)	478	3,597
		$8,482	$(483)	$1,225	$9,224
Indefinite life intangibles

Lloyd's syndicate capacity		$22,573	$-	$3,257	$25,830
Licenses		1,818	-	(22)	1,796
		$24,391	$-	$3,235	$27,626
Aggregate amortization expenses (1)

For the six months ended June 30, 2009					$449

Estimated amortization expense				For the year ended December 31	Amount

				2009	$834
				2010	804
				2011	776
				2012	751
				2013	729

Goodwill relates to the following reportable segments:	Reinsurance	Lloyd's	Insurance	Unallocated	Total
Balance as at beginning of period	$4,118	$-	$10,050	$2,973	$17,141
Allocated to Lloyd's segment	-	2,973	-	(2,973)	-
Purchase price allocation finalized	(1,043)	-	-	-	(1,043)
Purchase of noncontrolling interest	36	-	-	-	36
Impact of foreign exchange	(21)	428	-	-	407
Balance at end of period	$3,090	$3,401	$10,050	$-	$16,541

(1) Accumulated amortization is converted at the end of period foreign exchange rate and amortization expense is converted at an average foreign exchange rate for the period.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

7.      Debt and Financing Arrangements

Long term debt

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three and six months ended June 30, 2009, the Company incurred interest expense of $3.1 million and $6.7 million, respectively, on the Deferrable Interest Debentures compared to $4.6 million and $9.9 million, respectively, for the same periods in 2008.  Also, at June 30, 2009 and December 31, 2008, the Company had $0.9 million and $1.4 million, respectively, of interest payable included in other liabilities.

On June 30, 2009, the Company repaid $14.0 million to Banc of America Leasing and Capital LLC (“BoA”), which terminated the financing agreement related to the construction and purchase of a Dassault Falcon 7X aircraft.

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of  fair value information of financial instruments. For financial instruments where quoted market prices are not available, the fair value of these financial instruments is estimated by discounting future cash flows or by using similar recent transactions. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange.  The Company does not carry its long term debt at fair value on its consolidated balance sheets.  At June 30, 2009, the Company estimated the fair value of its long term debt to be approximately $159.2 million compared to $151.2 million at December 31, 2008.

Letter of credit facilities

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas (the “BNP Facility”). The BNP Facility will be used to support the reinsurance obligations of the Company and its subsidiaries. As at June 30, 2009, no letters of credit have been issued under the BNP Facility.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”). The Barclays Facility will be used to support the reinsurance obligations of the Company and its subsidiaries. As at June 30, 2009, no letters of credit have been issued under the Barclays Facility.

On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at June 30, 2009, $381.1 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $423.5 million of fixed maturity securities from the Company’s investment portfolio.  During 2008, the Company had a $400.0 million uncommitted letter of credit facility agreement with Citibank N.A. As at December 31, 2008, $285.7 million had been drawn under this facility, and the drawn amount of the facility was secured by $327.2 million of fixed maturity securities from the Company’s investment portfolio. This facility was replaced by the above noted $450.0 million facility.

On June 11, 2009, Flagstone Suisse and Wachovia Bank, N.A. mutually agreed to terminate a $200.0 million uncommitted letter of credit facility agreement as it is no longer required by the Company. No amounts had been drawn under this facility since its inception and there are no penalties associated with this termination.

These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of the letters of credit outstanding at any given time.

8.      Stock Transaction of Subsidiary

On June 30, 2009, Island Heritage Holdings Company (“Island Heritage”), in which the Company holds a controlling interest, issued 2,709 shares to certain of its employees under a performance share unit plan. Prior to this transaction, the Company held an ownership interest in Island Heritage of 59.2% and now holds an interest of 58.8%.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The Company accounts for the issuance of a subsidiary’s stock in accordance with SFAS 160, which requires that an adjustment is recorded for the difference between the carrying amount of the parent’s investment in a subsidiary and the increase or decrease in its proportionate share in the underlying net book value of the subsidiary after the issuance of stock by the subsidiary. Such increases or decreases in the Company’s share of the subsidiaries net book value are reflected as a credit or charge to consolidated additional paid in capital and a corresponding charge or credit to noncontrolling interest in consolidated subsidiaries, respectively, depending on whether the issuance of subsidiary stock is accretive or dilutive to the Company’s investment in the subsidiary. Accordingly, the Company recorded a loss of $0.2 million as a decrease to additional paid-in capital.

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

A summary of the activity under the PSU Plan as at June 30, 2009, and changes during the three and six months ended June 30, 2009, are as follows:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	2,871,703	$10.02	2.4	2,189,982	$10.13	2.5
Granted	-	-		818,000	9.77
Forfeited	(85,118)	10.21		(161,397)	10.22
Exercised in the period	-	-		(60,000)	10.25
Outstanding at end of period	2,786,585	10.01	2.2	2,786,585	10.01	2.2

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. For the three and six months ended June 30, 2009, $2.6 million and $5.3 million, respectively, of compensation expense has been recorded in general and administrative expenses in relation to the PSU Plan compared to $2.5 million and $4.8 million, respectively, for the same periods in 2008. The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a two or three year period. As at June 30, 2009 and December 31, 2008, there was a total of $22.1 million and $21.0 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 2.2 years and 2.5 years, respectively.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

A summary of the activity under the RSU Plan as at June 30, 2009 and changes during the three and six months ended June 30, 2009, are as follows:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	525,367	$11.54	0.8	282,876	$13.13	0.5
Granted	750	9.32		255,231	9.77
Forfeited	(21,300)	11.17		(30,305)	11.02
Exercised in the period	-	-		(2,985)	13.90
Outstanding at end of period	504,817	11.55	0.6	504,817	11.55	0.6

As at June 30, 2009 and December 31, 2008, there was a total of $1.7 million and $1.0 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.2 years and 1.0 year, respectively.  A compensation expense of $0.4 million and $1.6 million, respectively, has been recorded in general and administrative expenses for the three and six months ended June 30, 2009, compared to $0.7 million and $2.0 million, respectively, for the same periods in 2008 in relation to the RSU Plan.

Since the inception of the RSU Plan in July 2006, 230,296 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled.  During the three and six months ended June 30, 2009, nil and 72,666 RSUs, respectively, were granted to the directors compared to nil and 55,715 RSUs, respectively, during the same periods in 2008. During the three and six months ended June 30, 2009, nil and 2,985 RSUs, respectively, granted to directors were converted into common shares of the Company as elected by the directors, compared to nil and 7,817 during the same periods in 2008.

The company uses a nil forfeiture assumption for its PSUs and RSUs. The intrinsic value of the PSUs and RSUs outstanding as of June 30, 2009 was $28.7 million and $5.2 million, respectively.

10.       Earnings Per Common Share

The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Basic earnings per common share
Net income attributable to Flagstone	$67,814	$41,948	$103,557	$74,808
Weighted average common shares outstanding	84,864,844	85,317,247	84,863,706	85,314,637
Weighted average vested restricted share units	205,157	152,958	206,295	155,406
Weighted average common shares outstanding—Basic	85,070,001	85,470,205	85,070,001	85,470,043
Basic earnings per common share	$0.80	$0.49	$1.22	$0.88

Diluted earnings per common share
Net income attributable to Flagstone	$67,814	$41,948	$103,557	$74,808
Weighted average common shares outstanding	84,864,844	85,317,247	84,863,706	85,314,637
Weighted average vested restricted share units outstanding	205,157	152,958	206,295	155,406
	85,070,001	85,470,205	85,070,001	85,470,043
Share equivalents:
Weighted average unvested restricted share units	92,980	168,301	183,229	244,153
Weighted average common shares outstanding—Diluted	85,162,981	85,638,506	85,253,230	85,714,196
Diluted earnings per common share	$0.80	$0.49	$1.21	$0.87

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

At June 30, 2009 and 2008, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.  Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at June 30, 2009, and 2008, there were 2,786,585 and 2,312,658 PSUs outstanding, respectively.  The maximum number of common shares that could be issued under the PSU Plan at June 30, 2009 and 2008 were 4,179,878 and 4,625,316, respectively.

11.       Common Shares

	As at June 30, 2009	As at December 31, 2008
Common voting shares:
Balance at beginning of period	84,801,732	85,309,107
Conversion of performance share units	60,000	-
Conversion of restricted share units	3,112	190,224
Shares repurchased and cancelled	-	(697,599)
Balance at end of period	84,864,844	84,801,732

12.       Legal Proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  As at June 30, 2009, the Company was not a party to any material litigation or arbitration proceedings.

13.    Segment Reporting

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes and interest in earnings of equity investments, total assets, and ratios for each of our reporting segments for the three and six months ended June 30, 2009 and 2008:

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

	For the Three Months Ended June 30, 2009					For the Three Months Ended June 30, 2008
	Reinsurance	Lloyd's	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total

Gross premiums written	$279,464	$36,614	$25,088	$(12,457)	$328,709	$265,910	$26,673	$(21,405)	$271,178
Premiums ceded	(28,860)	(6,375)	(37,019)	12,512	(59,742)	(15,039)	(44,801)	21,405	(38,435)
Net premiums written	250,604	30,239	(11,931)	55	268,967	250,871	(18,128)	-	232,743
Net premiums earned	$172,082	$13,761	$1,038	$95	$186,976	$140,420	$1,347	$-	$141,767
Other related income	1,477	413	5,082	(3,660)	3,312	570	2,505	(2,847)	228
Loss and loss adjustment expenses	(48,915)	(7,988)	(676)	(62)	(57,641)	(56,152)	(146)	-	(56,298)
Acquisition costs	(33,520)	(2,847)	(3,475)	3,639	(36,203)	(26,920)	(3,137)	2,847	(27,210)
General and administrative expenses	(28,849)	(3,463)	(2,266)	-	(34,578)	(22,686)	(1,528)	-	(24,214)
Underwriting Income (Loss)	$62,275	$(124)	$(297)	$12	$61,866	$35,232	$(959)	$-	$34,273

Loss ratio (2)	28.4%	58.1%	11.0%		30.8%	40.0%	3.8%		39.7%
Acquisition cost ratio (2)	19.5%	20.7%	56.8%		19.4%	19.2%	81.4%		19.2%
General and administrative expense ratio (2)	16.8%	25.2%	37.0%		18.5%	16.2%	39.7%		17.1%
Combined ratio (2)	64.7%	104.0%	104.8%		68.7%	75.4%	124.9%		76.0%
Total assets	$2,450,691	$93,387	$110,319		$2,654,398	$2,331,101	$142,075		$2,473,176

Reconciliation:
Underwriting Income					$61,866				$34,273
Net investment income					10,646				13,279
Net realized and unrealized gains (losses) - investments					7,082				(9,339)
Net realized and unrealized gains (losses) - other					2,470				11,132
Other income					(979)				1,899
Interest expense					(3,119)				(4,609)
Net foreign exchange gains (losses)					362				(1,630)
Income before income taxes and interest in earnings of equity investments					$78,328				$45,005

(1) Inter segment eliminations for 2009 relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd's.
(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other related income.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)
Index

	For the Six Months Ended June 30, 2009					For the Six Months Ended June 30, 2008
	Reinsurance	Lloyd's	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total

Gross premiums written	$583,258	$85,593	$41,810	$(20,467)	$690,194	$489,517	$45,778	$(21,871)	$513,424
Premiums ceded	(96,495)	(11,524)	(47,914)	20,522	(135,410)	(20,359)	(55,961)	21,871	(54,449)
Net premiums written	486,763	74,069	(6,104)	55	554,783	469,158	(10,183)	-	458,975
Net premiums earned	$338,678	$20,204	$876	$53	$359,811	$269,007	$8,017	$-	$277,024
Other related income	2,504	2,433	10,688	(7,283)	8,342	782	3,334	(2,847)	1,269
Loss and loss adjustment expenses	(120,145)	(13,319)	(771)	-	(134,235)	(95,954)	(111)	-	(96,065)
Acquisition costs	(60,895)	(3,884)	(6,744)	7,283	(64,240)	(47,830)	(6,392)	2,847	(51,375)
General and administrative expenses	(56,892)	(7,297)	(4,689)	-	(68,878)	(46,819)	(3,944)	-	(50,763)
Underwriting Income (Loss)	$103,250	$(1,863)	$(640)	$53	$100,800	$79,186	$904	$-	$80,090

Loss ratio (2)	35.5%	65.9%	6.7%		37.3%	35.7%	1.0%		34.7%
Acquisition cost ratio (2)	18.0%	19.2%	58.3%		17.9%	17.8%	56.3%		18.5%
General and administrative expense ratio (2)	16.8%	36.1%	40.5%		19.1%	17.4%	34.7%		18.3%
Combined ratio (2)	70.3%	121.2%	105.5%		74.3%	70.9%	92.0%		71.5%
Total assets	$2,450,691	$93,387	$110,319		$2,654,398	$2,331,101	$142,075		$2,473,176

Reconciliation:
Underwriting Income					$100,800				$80,090
Net investment income					8,893				31,975
Net realized and unrealized gains (losses) - investments					5,183				(21,751)
Net realized and unrealized gains (losses) - other					9,900				(1,105)
Other income					(840)				2,582
Interest expense					(6,676)				(9,949)
Net foreign exchange (losses) gains					(735)				5,069
Income before income taxes and interest in earnings of equity investments					$116,525				$86,911

(1) Inter segment eliminations for 2009 relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyds.
(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other related income.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at June 30, 2009 and December 31, 2008 and our results of operations for the three and six months ended June 30, 2009 and 2008.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” contained in our Form 10-K, filed with the SEC on March 13, 2009, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

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

(2)
Property Reinsurance. We also provide reinsurance on a pro rata share basis and per risk excess of loss basis. Per risk reinsurance protects insurance companies on their primary insurance risks on a single risk basis, for example, covering a single large building.  Generally, our property per risk and pro rata business is written with loss limitation provisions, such as per occurrence or per event caps, which serve to limit exposure to catastrophic events.

(3)
Short-tail Specialty and Casualty Reinsurance. We also provide short-tail specialty and casualty reinsurance for risks such as aviation, energy, accident and health, satellite, marine and workers’ compensation catastrophe.  Generally, our short-tail specialty and casualty reinsurance is written with loss limitation provisions.

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

Index

Critical Accounting Policies

Critical accounting policies at June 30, 2009 have not changed compared to December 31, 2008.  The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

New Accounting Pronouncements

Adoption of new accounting pronouncements

On April 1, 2009, the Company adopted the provisions of the FASB Statement No. 165, “Subsequent Events” (“SFAS 165”), which requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.  SFAS 165 also alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We evaluated subsequent events to August 4, 2009 and there are no subsequent events to note.

On April 1, 2009, the Company adopted the provisions of the three FASB staff positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FSP FAS 124-2”).

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

The effect of adopting these FSPs was immaterial to our financial statements.

Index

On January 1, 2009, the Company adopted the provisions of the SFAS No. 160, which requires all entities to report noncontrolling interests in subsidiaries (formerly known as minority interests) as a separate component of equity in the consolidated balance sheets, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of operations and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. SFAS 160 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. Upon adoption of SFAS 160, we recharacterized our minority interest as a noncontrolling interest and classified it as a component of shareholders’ equity in our consolidated financial statements

On January 1, 2009, the Company adopted the provisions of SFAS 161. The provisions of SFAS 161 amend and expand the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The effect of adopting SFAS 161 was immaterial to our financial statements.

New accounting pronouncements issued during 2009 impacting the Company are as follows:

On June 12, 2009, the FASB issued SFAS No. 166.  SFAS No. 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale.  It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  SFAS No. 166 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company is assessing the potential impact, if any, of the adoption of SFAS No. 166 on its consolidated results of operations and financial condition.

On June 12, 2009, the FASB issued SFAS No. 167. SFAS No. 167 amends FASB Statement No. 46 (revised December 2003), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance.  SFAS No. 167 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2009.  The Company is assessing the potential impact, if any, of the adoption of SFAS No. 167 on its consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 168. SFAS No. 168 is a replacement to SFAS No. 162, which became effective on November 13, 2008 and identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements in conformity with U.S. GAAP.  It also arranged these sources of U.S. GAAP in a hierarchy for users to apply. SFAS No. 168 will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements.  The Codification will carry the same level of authority and effectively supersede SFAS No. 162.  The U.S. GAAP hierarchy will be modified to include two levels of U.S. GAAP: authoritative and non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of fiscal year 2010.  The Company is assessing the potential impact, if any, of the adoption of SFAS No. 168 on its consolidated results of operations and financial condition.

Results of Operations - For the Three and Six months Ended June 30, 2009 and 2008

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

Index

U.S. dollar (weakened) strengthened against:	For the three months ended June 30, 2009	For the six months ended June 30, 2009

Canadian dollar	-8.4%	-6.1%
Swiss franc	-4.8%	2.0%
Euro	-5.6%	-0.9%
British pound	-14.7%	-14.4%
Indian rupee	-5.9%	-1.7%
South African rand	-22.8%	-19.9%

Summary Overview

We generated net income attributable to Flagstone of $67.8 million and $103.6 million for the three and six months ended June 30, 2009, compared to net income attributable to Flagstone of $41.9 million and $74.8 million for the same periods in 2008.  Our results of operations include the results of Flagstone Africa beginning in July 2008, the results of Flagstone Alliance beginning in October 2008 and the results of Marlborough beginning in November 2008. The increases in net income attributable to Flagstone for the three and six months ended June 30, 2009 of $25.9 million and $28.8 million, respectively, as compared to the same periods in 2008 is primarily due to:

	For the three months ended June 30, 2009	For the six months ended June 30, 2009
- change in underwriting income of:	$27.6 million	$20.7 million
- change in investment income of:	$(2.7) million	$(23.1) million
- change in net realized and unrealized losses on investments and other derivative instruments and foreign exchange gains of:	$9.8 million	$32.1 million
- change in income attributable to noncontrolling interest of:	$(7.3) million	$(2.0) million

These items are discussed in the following sections.

As a result of our net income attributable to Flagstone for the six months ended June 30, 2009, our diluted book value per share increased to $12.42 compared to $11.30 at December 31, 2008, representing an increase of 10.4%, inclusive of dividends declared during the period.

The following table sets forth our selected unaudited consolidated statement of operations data for each of the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Gross premiums written	$328,709	$271,178	$690,194	$513,424
Net premiums written	268,967	232,743	554,783	458,975
Net premiums earned	186,976	141,767	359,811	277,024
Loss and loss adjustment expenses	57,641	56,298	134,235	96,065
Acquisition costs and general and administrative expenses	70,781	51,424	133,118	102,138
Underwriting income	61,866	34,273	100,800	80,090
Net investment income	10,646	13,279	8,893	31,975
Net realized and unrealized gains (losses) - investments	7,082	(9,339)	5,183	(21,751)
Net realized and unrealized gains (losses) - other	2,470	11,132	9,900	(1,105)
Net income attributable to Flagstone	67,814	41,948	103,557	74,808

Earnings per common share outstanding—Basic	$0.80	$0.49	$1.22	$0.88
Earnings per common share outstanding—Diluted	$0.80	$0.49	$1.21	$0.87

Loss ratio	30.8%	39.7%	37.3%	34.7%
Expense ratio	37.9%	36.3%	37.0%	36.8%
Combined ratio	68.7%	76.0%	74.3%	71.5%

Index

Outlook and Trends

Against the backdrop of the global financial crisis which originated in the third quarter of 2008 and coincided with increased land-falling hurricane activity (2nd worst catastrophe year) in the United States of Hurricanes Dolly, Gustav and Ike, resulting in poor investment results, capital erosion, and higher than average combined ratios for most reinsurers around the globe. This reduction in reinsurer capital materialized into increased demand for reinsurance at the same time that supply was constrained for the important January 1 renewal season. While market price increases varied by line of business and region, we observed a double digit level of price increase on average for loss-free accounts and a 20% or more increase on programs impacted by the hurricanes and other losses. In addition to the price increases, capacity for the peak U.S. catastrophe zones for wind exposed business was fairly tight, raising the required hurdle price for programs to get completed. While submission of the individual program information was generally early, the renewals were completed late in the season because of the magnitude of price increase and securing of adequate capacity. This market has also seen a lack of any material new capacity emerging as no new “Class of 2009” has thus far emerged, bringing any new capital or capacity to this hardening market.

For the mid-year renewals we expected to see continued firming of property catastrophe reinsurance price and terms and conditions as we headed into the second and third quarter June and July renewals, an increasingly larger segment of the annual reinsurance premium generated for U.S. property catastrophe business where Florida, Gulf region, and the East coast are the most significant exposures being placed. We likewise expected capacity to be down overall, coupled with a level of price increase likely to exceed that seen at January 1. This expectation was largely met on the pricing side where we again saw a mid-teens percent increase in pricing, however the level of capacity available in the market increased and proved mostly adequate to meet demand, causing some programs to be oversubscribed and signed down.

As the market moves through the Atlantic hurricane season which is widely forecast to be at a “normal/ below normal” level of activity, we expect this will cause a flattening of pricing and for capacity to remain adequate as we approach the January 1, 2010 renewal season. Barring any major catastrophic industry loss activity, we expect competition to increase for the business.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, total assets and ratios for each of our business segments for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30, 2009					For the Three Months Ended June 30, 2008
	Reinsurance	Lloyd's	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total

Gross premiums written	$279,464	$36,614	$25,088	$(12,457)	$328,709	$265,910	$26,673	$(21,405)	$271,178
Premiums ceded	(28,860)	(6,375)	(37,019)	12,512	(59,742)	(15,039)	(44,801)	21,405	(38,435)
Net premiums written	250,604	30,239	(11,931)	55	268,967	250,871	(18,128)	-	232,743
Net premiums earned	$172,082	$13,761	$1,038	$95	$186,976	$140,420	$1,347	$-	$141,767
Other related income	1,477	413	5,082	(3,660)	3,312	570	2,505	(2,847)	228
Loss and loss adjustment expenses	(48,915)	(7,988)	(676)	(62)	(57,641)	(56,152)	(146)	-	(56,298)
Acquisition costs	(33,520)	(2,847)	(3,475)	3,639	(36,203)	(26,920)	(3,137)	2,847	(27,210)
General and administrative expenses	(28,849)	(3,463)	(2,266)	-	(34,578)	(22,686)	(1,528)	-	(24,214)
Underwriting Income (Loss)	$62,275	$(124)	$(297)	$12	$61,866	$35,232	$(959)	$-	$34,273

Loss ratio (2)	28.4%	58.1%	11.0%		30.8%	40.0%	3.8%		39.7%
Acquisition cost ratio (2)	19.5%	20.7%	56.8%		19.4%	19.2%	81.4%		19.2%
General and administrative expense ratio (2)	16.8%	25.2%	37.0%		18.5%	16.2%	39.7%		17.1%
Combined ratio (2)	64.7%	104.0%	104.8%		68.7%	75.4%	124.9%		76.0%
Total assets	$2,450,691	$93,387	$110,319		$2,654,398	$2,331,101	$142,075		$2,473,176

1) Inter segment eliminations for 2009 relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd’s.
2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other related income

Index

	For the Six Months Ended June 30, 2009					For the Six Months Ended June 30, 2008
	Reinsurance	Lloyd's	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total

Gross premiums written	$583,258	$85,593	$41,810	$(20,467)	$690,194	$489,517	$45,778	$(21,871)	$513,424
Premiums ceded	(96,495)	(11,524)	(47,914)	20,522	(135,410)	(20,359)	(55,961)	21,871	(54,449)
Net premiums written	486,763	74,069	(6,104)	55	554,783	469,158	(10,183)	-	458,975
Net premiums earned	$338,678	$20,204	$876	$53	$359,811	$269,007	$8,017	$-	$277,024
Other related income	2,504	2,433	10,688	(7,283)	8,342	782	3,334	(2,847)	1,269
Loss and loss adjustment expenses	(120,145)	(13,319)	(771)	-	(134,235)	(95,954)	(111)	-	(96,065)
Acquisition costs	(60,895)	(3,884)	(6,744)	7,283	(64,240)	(47,830)	(6,392)	2,847	(51,375)
General and administrative expenses	(56,892)	(7,297)	(4,689)	-	(68,878)	(46,819)	(3,944)	-	(50,763)
Underwriting Income (Loss)	$103,250	$(1,863)	$(640)	$53	$100,800	$79,186	$904	$-	$80,090

Loss ratio (2)	35.5%	65.9%	6.7%		37.3%	35.7%	1.0%		34.7%
Acquisition cost ratio (2)	18.0%	19.2%	58.3%		17.9%	17.8%	56.3%		18.5%
General and administrative expense ratio (2)	16.8%	36.1%	40.5%		19.1%	17.4%	34.7%		18.3%
Combined ratio (2)	70.3%	121.2%	105.5%		74.3%	70.9%	92.0%		71.5%
Total assets	$2,450,691	$93,387	$110,319		$2,654,398	$2,331,101	$142,075		$2,473,176

(1) Inter segment eliminations for 2009 relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd’s.
(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other related income.

Gross Premiums Written

Details of consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance
Property catastrophe	$182,311	55.5%	$182,600	67.3%
Property	41,088	12.5%	19,057	7.0%
Short-tail specialty and casualty	80,222	24.4%	42,848	15.8%
Insurance	25,088	7.6%	26,673	9.9%
Total	$328,709	100.0%	$271,178	100.0%

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance
Property catastrophe	$383,051	55.5%	$344,128	67.0%
Property	92,949	13.4%	39,115	7.6%
Short-tail specialty and casualty	172,384	25.0%	84,403	16.5%
Insurance	41,810	6.1%	45,778	8.9%
Total	$690,194	100.0%	$513,424	100.0%

Index

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured(1)
Caribbean (2)	$28,393	8.6%	$28,537	10.5%
Europe	27,658	8.4%	10,352	3.8%
Japan and Australasia	31,061	9.4%	24,606	9.1%
North America	194,754	59.3%	165,072	60.9%
Worldwide risks(3)	31,802	9.7%	36,312	13.4%
Other	15,041	4.6%	6,299	2.3%
Total	$328,709	100.0%	$271,178	100.0%

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured(1)
Caribbean (2)	$49,482	7.2%	$54,158	10.5%
Europe	98,286	14.2%	75,441	14.7%
Japan and Australasia	42,979	6.2%	33,756	6.6%
North America	320,490	46.5%	242,823	47.3%
Worldwide risks(3)	142,949	20.7%	93,480	18.2%
Other	36,008	5.2%	13,766	2.7%
Total	$690,194	100.0%	$513,424	100.0%

(1)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)	Gross written premiums related to the Insurance segment are included in the Caribbean geographic area.
(3)	This geographic area includes contracts that cover risks in two or more geographic zones.

Reinsurance Segment

Overview

The net underwriting income for the Reinsurance segment for the three and six months ended June 30, 2009 amounted to $62.3 million and $103.3 million, respectively, compared to $35.2 million and $79.2 million for the three and six months ended June 30, 2008. The increase in net underwriting results is primarily related to the increase in net premiums earned.

Gross premiums written for our reinsurance segment in the three and six months ended June 30, 2009 were $279.5 million and $583.3 million, respectively, compared to $265.9 million and $489.5 million, respectively, for the same periods in 2008, an increase in gross premiums written of $13.6 million and $93.8 million, or 5.1% and 19.2%, respectively. The increase in the three months ended June 30, 2009, was mainly due to an increase in our property reinsurance business partially offset by a decrease in our property catastrophe business, as discussed below. The increase in the six months ended June 30, 2009, is primarily due to the contribution of Flagstone Africa and Flagstone Alliance of $28.7 million which were not subsidiaries in 2008, and due to the rate level increases on catastrophe exposed treaties, in both North America and International.

Our Reinsurance segment comprises three lines of business outlined below.

Index

Gross Premiums Written

a.	Property catastrophe reinsurance

Gross property catastrophe premiums written for the three months ended June 30, 2009 were $191.8 million, compared to $204.0 million for the three months ended June 30, 2008.  The decrease of $12.2 million, or 6.0%, in property catastrophe premiums written is primarily due to the non renewal of certain treaties because they did not meet the company’s profitability target or because cedents chose to retain the risks, partially offset by rate increases on loss exposed treaties.

During the three months ended June 30, 2009, we recorded less than $0.1 million of gross reinstatement premiums compared to $3.1 million recorded for the three months ended June 30, 2008.

Gross property catastrophe premiums written for the six months ended June 30, 2009 were $400.6 million, compared to $366.0 million for the six months ended June 30, 2008. The increase of $34.6 million, or 9.4%, is primarily due to a hardening of prices in the property catastrophe market.

During the six months ended June 30, 2009, we recorded $2.1 million of gross reinstatement premiums related to Hurricane Ike and Windstorm Klaus, compared to $4.3 million recorded for the six months ended June 30, 2008.

b.	Property reinsurance

Gross property premiums written for the three months ended June 30, 2009 were $44.2 million, compared to $19.1 million for the three months ended June 30, 2008, representing an increase of $25.1 million, or 131.4%. The increase is primarily due to the contribution of Flagstone Africa and Flagstone Alliance of $3.2 million which were not subsidiaries in 2008 and increase in proportional property premiums due to new business as well as increased shares by existing clients.

During the three months ended June 30, 2009, we recorded $1.8 million of gross reinstatement premiums primarily related to per risk covers, compared to $1.5 million recorded for the three months ended June 30, 2008.

Gross property premiums written for the six months ended June 30, 2009 were $87.0 million, compared to $39.1 million for the six months ended June 30, 2008, representing a increase of $47.9 million, or 122.5%. The increase is primarily due to the contribution of Flagstone Africa and Flagstone Alliance of $11.1 million which were not subsidiaries in 2008 and increase in proportional property premiums due to new business as well as increased shares by existing clients.

During the six months ended June 30, 2009, we recorded $2.5 million gross reinstatement premiums with various traditional property per risk covers related to the application of peg loss ratios as well as known property loss events from the first six months of 2009, compared to $3.0 million recorded for the six months ended June 30, 2008.

c.	Short tail specialty and casualty reinsurance

Short-tail specialty and casualty reinsurance premiums were $43.4 million for the three months ended June 30, 2009, compared to $42.8 million for the three months ended June 30, 2008, representing an increase of $0.6 million, or 1.4%.  Short-tail specialty and casualty reinsurance premiums were $95.7 million for the six months ended June 30, 2009, compared to $84.4 million for the six months ended June 30, 2008, representing a increase of $11.3 million or 13.4%.  The increases period over period are primarily coming from our Swiss platform and Flagstone Alliance, offset by the non renewal of aviation treaties that did not meet the Company’s profitability targets.

During the three and six months ended June 30, 2009, we recorded $1.8 million and $3.1 million, of gross reinstatement premiums primarily related to marine, energy and aviation contracts, compared to $0.9 million and $1.7 million, respectively, in the three and six months ended June 30, 2008.

Premiums Ceded

In the normal course of its business, the Company purchases reinsurance in order to manage its exposures. The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

Index

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

Reinsurance premiums ceded for the three months ended June 30, 2009 and 2008, were $28.9 million and $15.0 million (10.3% and 5.6% of gross reinsurance premiums written), respectively, representing an increase of $13.9 million. Reinsurance premiums ceded for the six months ended June 30, 2009 and 2008 were $96.5 million and $20.4 million (16.5% and 4.2% of gross reinsurance premiums written), respectively, representing an increase of $76.1 million. The increase in amount of reinsurance premiums ceded was designed to increase our underwriting capacity and provide additional protection against potential high severity loss events.

Various factors will continue to affect our appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations.

Net Premiums Earned

As the levels of net premiums written increase, the levels of net premiums earned also increase.  Reinsurance net premiums earned were $172.1 million for the three months ended June 30, 2009, compared to $140.4 million for the three months ended June 30, 2008, representing an increase of $31.7 million, or 22.6%.  Reinsurance net premiums earned were $338.7 million for the six months ended June 30, 2009, compared to $269.0 million for the same period in 2008, representing an increase of $69.7 million, or 25.9%. The increases are primarily due to higher levels of premium writings.

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses for the three months ended June 30, 2009 were $48.9 million, or 28.4% of net premiums earned, compared to $56.2 million, or 40.0% of net premiums earned, for the three months ended June 30, 2008.  The decrease in the loss ratio from the second quarter of 2008 was primarily due to the absence of significant losses in the current quarter compared to the same period last year in which we had incurred losses on Chinese winter storms ($14.4 million). During the quarter ended June 30, 2009, we also revisited our loss estimates for previous loss events. Based on updated estimates provided by clients and brokers, we have recorded net favorable developments for prior period loss events of $10.8 million, related to small releases on several events.

Loss and loss adjustment expenses for the six months ended June 30, 2009 were $120.1 million or 35.5% of net premiums earned, compared to $96.0 million, or 35.7% of net premiums earned, for the six months ended June 30, 2008.

b.	Acquisition costs

Acquisition costs for the three and six months ended June 30, 2009 were $33.5 million and $60.9 million, respectively, compared to $26.9 million and $47.8 million for the three and six months ended June 30, 2008.  The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three and six months ended June 30, 2009 were 19.5% and 18.0%, respectively, compared to 19.2% and 17.8%, respectively, for the three and six months ended June 30, 2008. The increase in acquisition costs is primarily due to a large intersegment quota share, which is eliminated on consolidation.

c.	General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2009, were $28.8 million and $56.9 million, respectively, compared to $22.7 million and $46.8 million in the three and six months ended June 30, 2008, respectively. The increase in the general and administrative expenses for the three and six months ended June 30, 2009 compared to the same period in 2008 is primarily due to increased costs associated with additional staff as a result of the acquisition of Flagstone Africa and Flagstone Alliance during the second and third quarters of 2008, respectively.

Index

Lloyd’s Segment

Overview

As a result of the acquisition of Marlborough, the managing agency for Lloyd’s Syndicate 1861, in November 2008, the Company established a new reporting segment.  Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009.  As such there are no comparative numbers for the prior year. The net underwriting loss for the Lloyd’s segment for the three and six months ended June 30, 2009 amounted to $0.1 million and $1.9 million. Due to the start up nature of the 2009 year of account for Syndicate 1861, the level of earned premium income is slowly ramping up with new business, placing strain on the underwriting results as we have incurred expenses for the full quarter. In addition, due to the start up nature there is a very limited level of funds available and therefore minimal investment income has been earned to date.

Gross Premiums Written

Gross premiums written were $36.6 million and $85.6 million for the three and six months ended June 30, 2009, respectively, and consist primarily of property and specialty lines.

Premiums Ceded

Premiums ceded for the three and six months ended June 30, 2009 were $6.4 million and $11.5 million (17.5% and 13.4% of gross premiums written), respectively. In the normal course of its business, the Company purchases reinsurance in order to manage its exposures. The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

Net Premiums Earned

Net premiums earned totaled $13.8 million and $20.2 million, respectively, for the three and six months ended June 30, 2009.  The net premiums earned are a function of the timing and amount of premiums written and given the start up nature of the syndicate’s writings, premiums earned are small relative to the writings during the current quarter.

Other Related Income

Other related income, derived from services provided to syndicates and third parties, totaled $0.4 million and $2.4 million, respectively, for the three and six months ended June 30, 2009.

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses amounted to $8.0 million and $13.3 million, respectively, for the three and six months ended June 30, 2009.  There were no significant loss events recorded during the three and six month periods ended June 30, 2009.

b.	Acquisition costs

Acquisition costs totaled $2.8 million and $3.9 million, respectively, for the three and six months ended June 30, 2009. The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three and six months ended June 30, 2009 was 20.7% and 19.2%.  Acquisition costs include brokerage, gross commission costs, profit commission and premium taxes.

c.	General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2009 were $3.5 million and $7.3 million, respectively. General and administrative expenses include staff and salary related costs, administration expenses and Lloyd’s specific costs such as syndicate expenses.

Index

Insurance Segment

Overview

The net underwriting (loss) income for the three and six months ended June 30, 2009 amounted to $(0.3) million and $(0.6) million, respectively, compared to $(1.0) million and $0.9 million for the three and six months ended June 30, 2008.

Gross Premiums Written

Gross premiums written were $25.1 million and $41.8 million, respectively, for the three and six months ended June 30, 2009, compared to $26.7 million and $45.8 million, respectively, for the three and six months ended June 30, 2008.  The decrease is primarily related to the non-renewal of certain contracts which no longer met the Company’s profitability targets as well as a reduction in premiums as a result of the cessation of business of the Company’s agent in Jamaica. Contracts are written on a per risk basis and consist primarily of property lines. Seasonality is inherent for most Caribbean insurers given that the storm season begins June 1 and concludes November 30. Therefore, proportionally higher volumes of property business are traditionally written in the first two quarters of the fiscal year.

Premiums Ceded

Insurance premiums ceded for the three and six months ended June 30, 2009 were $37.0 million and $47.9 million (147.4% and 114.6% of gross premiums written), respectively, compared to $44.8 million and $56.0 million (167.8% and 122.3% of gross premiums written), respectively, for the three and six months ended June 30, 2008.  Island Heritage’s reinsurance program, which is primarily an April 1 renewal, comprising excess of loss and quota share programs, was significantly changed on April 1, 2008 compared to prior years, resulting in the addition of increased net quota share reinsurance portfolio transfer as at April 1, 2008. The change in the reinsurance program enables Island Heritage to enter into new markets as well as increase penetration in existing markets.

Net Premiums Earned

Net premiums earned totaled $1.0 million and $0.9 million, respectively, for the three and six months ended June 30, 2009, compared to $1.3 million and $8.0 million, respectively, for the three and six months ended June 30, 2008. The significant decrease in net premiums earned for the six months ended June 30, 2009, compared to the six months ended June 30, 2008 is primarily due to the difference in the reinsurance program in place for both years.

Other Related Income

Other insurance related income, primarily quota share reinsurance ceding commissions, totaled $5.1 million and $10.7 million, respectively, for the three and six months ended June 30, 2009, compared to $2.5 million and $3.3 million, respectively, for the three and six months ended June 30, 2008.  The increase in other insurance related income for 2009 is due to the changes in the reinsurance program referred to above, and includes $3.7 million and $7.3 million for the three and six months ended June 30, 2009, respectively, related to the quota share arrangement between Island Heritage and Flagstone Suisse. This amount is fully eliminated upon consolidation.

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses amounted to $0.7 million and $0.8 million, respectively, for the three and six months ended June 30, 2009, compared to $0.1 million and $ 0.1 million, respectively, for the three and six months ended June 30, 2008.

b.	Acquisition costs

Acquisition costs totaled $3.5 million and $6.7 million, respectively, for the three and six months ended June 30, 2009, compared to $3.1 million and $6.4 million, respectively, for the three and six months ended June 30, 2008.  Acquisition costs include gross commission costs, profit commission, premium taxes, and the change in deferred acquisition costs.

Index

c.	General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2009 were $2.3 million and $4.7 million, respectively, compared to $1.5 million and $3.9 million in the three and six months ended June 30, 2008 as Island Heritage continues to enhance its underwriting and claims operating platform.

Investment Results

The total return on our investment portfolio, excluding noncontrolling interests in the investment portfolio, comprises investment income and realized and unrealized gains and losses on investments. For the three and six months ended June 30, 2009, the total return on invested assets was 1.2% and 1.1%, respectively, compared to 0.4% and 0.6%, respectively, for the three and six months ended June 30, 2008.  The Company modified its asset allocation significantly in the fourth quarter of 2008, and therefore, the results for the periods ended June 30, 2009 and June 30, 2008 are not directly comparable.

a. Net investment income

Net investment income for the three months ended June 30, 2009 was $10.6 million compared to $13.3 million for the same period in 2008, a decrease of $2.7 million. The decrease is principally due to lower amortization on the TIPS in the current period as compared to the same period of 2008 caused by lower inflation index and also by lower short-term interest rates in 2009 than 2008.

Net investment income for the six months ended June 30, 2009 was $8.9 million compared to $32.0 million for the same period in 2008, a decrease of $23.1 million. The decrease is due to decline in interest rates from 2008 to 2009 and also to the negative amortization on the TIPS in the first three months of 2009. This negative amortization was caused by the impact of negative inflation index. It should be noted that our TIPS portfolio generated positive total returns for the six months ended June 30, 2009 of 4.3%. However, this return for the six months ended June 30, 2009 is recorded as $5.1 million of negative amortization income and $16.6 million of realized and unrealized gains. In comparison, for the six months ended June 30, 2008, the return was 5.3% which was recorded as $7.9 million of positive amortization income and $15.9 million of realized and unrealized gains respectively. Our net investment income may be impacted by large movement in inflation rates.

Investment income is principally derived from interest, dividends and amortization earned on investments, partially offset by investment management and custody fees.  The components are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest and dividend income
Cash and cash equivalents	$962	$3,125	$1,707	$7,971
Fixed maturities	7,405	7,119	14,788	16,315
Short term	269	12	362	138
Equity investments	16	-	48	-
Other investments	(21)	450	(57)	453
Amortization income (expense)
Fixed maturities	2,901	4,838	(5,772)	9,351
Short term	76	141	105	302
Other investments	67	-	(15)	83
Investment expenses	(1,029)	(2,406)	(2,273)	(2,638)
Net investment income	$10,646	$13,279	$8,893	$31,975

Substantially all of our fixed maturity investments consisted of investment grade securities. As at June 30, 2009, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 2.5 years.

Index

b. Net realized and unrealized gains and losses – investments

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity and is managed to produce a total return.  In assessing returns under this approach, we include investment income and realized and unrealized gains and losses generated by the investment portfolio. Net realized and unrealized gains on our investment portfolio amounted to a $7.1 million and $5.2 million for the three and six months ended June 30, 2009, respectively, compared to a $9.3 million and $21.8 million loss for the three and six months ended June 30, 2008, respectively. The gains in the three and six months ended June 30, 2009 are attributed to positive performance on commodity futures and unrealized gains on the TIPS portfolio due to a lower inflation index. The losses for the three and six months ended June 30, 2008 are attributable to deteriorating conditions in the equity markets which is slightly offset by gains on fixed maturities and commodities.

The following table is the breakdown of net realized and unrealized gains (losses) - investments in the unaudited condensed consolidated statements of operations into its various components:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net realized gains (losses) on fixed maturities	$4,699	$(4,052)	$4,455	$12,354
Net unrealized gains (losses) on fixed maturities	11,169	(6,694)	25,356	(9,886)
Net realized losses on equities	(653)	-	(3,281)	-
Net unrealized gains (losses) on equities	835	(3,515)	3,415	(11,149)
Net realized and unrealized (losses) gains on derivative instruments - investments	(6,907)	13,660	(22,003)	(4,522)
Net realized and unrealized losses on other investments	(2,061)	(8,738)	(2,759)	(8,548)
Total net realized and unrealized gains (losses) - investments	$7,082	$(9,339)	$5,183	$(21,751)

Net realized and unrealized gains on the fixed maturities of $15.9 million for the three months ended June 30, 2009, were primarily due to unrealized gains on the foreign currency portfolios caused by the weakening of the U.S. dollar. Net realized and unrealized gains on fixed maturities of $29.8 million for the six months ended June 30, 2009, were primarily due to the unrealized gains on the TIPS and the unrealized gains on the foreign currency portfolios caused by the weakening of the US dollar during the period. Foreign exchange gains were offset by losses on derivatives used for hedging, as described in the note below.

Net realized and unrealized gains on equities of $0.2 million and $0.1 million, respectively, for the three and six months ended June 30, 2009 were due to the positive performance of the equity in emerging markets during the three and six months ended June 30, 2009.

Net realized and unrealized losses on other investments of $2.1 million and $2.8 million, respectively, during the three and six months ended June 30, 2009, were primarily due to the negative performance of the investment funds during the periods.

The following table is a breakdown of the net realized and unrealized (losses) gains on derivatives included in the table above:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Futures contracts	$8,455	$19,141	$4,302	$(930)
Total return swaps	833	(4,738)	(7,902)	(2,996)
Interest rate swaps	-	-	-	(295)
Foreign currency forward contracts	(16,378)	-	(19,544)	-
Mortgage-backed securities TBA	183	(743)	1,141	(301)
Net realized and unrealized (losses) gains on derivatives - investments	$(6,907)	$13,660	$(22,003)	$(4,522)

Net realized and unrealized gains on futures contracts of $8.5 million during the three months ended June 30, 2009 were primarily due to $7.6 million of gains on commodity futures.  Net realized and unrealized gains on futures contracts of $4.3 million during the six months ended June 30, 2009 were primarily due to $4.1 million of gains on commodity futures.

Net realized and unrealized gains on total return swaps of $0.8 million during the three months ended June 30, 2009 were due to $1.0 million gain resulting from the positive performance of the underlying bond index. The net realized and unrealized losses on total return swaps of $7.9 million for the six months ended June 30, 2009 were primarily due to the negative performance of the underlying U.S. real estate index.

Index

Net realized and unrealized losses on foreign currency forward contracts of $16.4 million and $19.5 million during the three and six months ended June 30, 2009 respectively are related to currency hedges on non-U.S. dollar investment assets and are offset by net realized and unrealized gains on the fixed maturities as described above.

Treasury Hedging and Other

Net realized and unrealized gains and losses – other

The Company’s policy is to hedge the majority of its non-investment currency exposure with derivative instruments such as foreign currency swaps and foreign currency forward contracts.

Currency swaps and foreign currency forward contracts are used to hedge the economic currency exposure of the Company’s investment in foreign subsidiaries, primarily our Swiss subsidiary, and to hedge operational balances such as premiums receivable, loss reserves and the portion of our long term debt issued in Euros.

The following table is the breakdown of net realized and unrealized losses - other in the consolidated statements of operations into its various components:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Currency swaps	$978	$136	$193	$1,938
Interest rate swaps	-	7,928	-	(1,266)
Foreign currency forward contracts	984	2,600	8,659	(2,959)
Reinsurance derivatives	508	468	1,048	1,182
Net realized and unrealized gains (losses) - other	$2,470	$11,132	$9,900	$(1,105)

Net realized and unrealized gains related to these derivative instruments amounted to $2.5 million and $9.9 million for the three and six months ended June 30, 2009, compared to net realized and unrealized gains of $11.1 million and net realized and unrealized losses of  $1.1 million for the three and six months ended June 30, 2008.  These amounts are comprised of net realized and unrealized gains (losses) on foreign currency forward contracts, interest rate and currency swaps and reinsurance derivatives. We use currency swaps and foreign currency forward contracts to hedge the economic currency exposure of the Company’s investments in foreign subsidiaries, primarily our Swiss subsidiary, and to hedge operational balances such as premiums receivable, loss reserves and the portion of our long term debt issued in Euros.

The Company recorded $1.0 million and $0.2 million of net realized and unrealized gains on foreign currency swaps on our subordinated debt for the three and six months ended June 30, 2009. The Company did not hold any interest rate swaps in 2009. For the three and six months ended June 30, 2009, we recorded $1.0 million and $8.7 million of net realized and unrealized gains on foreign currency forward contracts on Flagstone Suisse’s net assets (undesignated hedge) and operational hedges on reinsurance balances and undesignated hedges on the remaining net assets.

Reinsurance derivatives relate to industry loss warranty contracts (“ILWs”) that are structured as derivative transactions. The Company recorded premium earned on ILWs determined to be derivatives of $0.5 million and $1.0 million for the three and six months ended June 30, 2009, versus $0.5 million and $1.2 million for the same periods in 2008.

Interest Expense

Interest expense was $3.1 million and $6.7 million, respectively, for the three and six months ended June 30, 2009 compared to $4.6 million and $9.9 million, respectively, for the three and six months ended June 30, 2008.  Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  The decrease in interest expense for the three and six months ended June 30, 2009 compared to the same periods in 2008 is primarily related to the decrease in short term interest rates from period to period and the repurchase of $11.3 million of principal amount of the Company’s outstanding $100.0 million Notes during the second quarter of 2008.

Index

Foreign Exchange

For the three and six months ended June 30, 2009, we experienced net foreign exchange gains (losses) of $0.4 million and $(0.7) million, respectively, compared to gains (losses) of $(1.6) million and $5.1 million, respectively, for the three and six months ended June 30, 2008.  For the six months ended June 30, 2009, the volatility experienced in the foreign currency markets resulted in net foreign exchange losses were principally experienced on the net monetary asset and liability balances denominated in foreign currencies. The Company’s policy is to hedge the majority of its foreign currency exposures with derivative instruments such as foreign currency swaps and foreign currency forward contracts.

Income Tax Expense

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries are subject to tax are Canada, India, South Africa, Switzerland, Cyprus, U.S. Virgin Islands (“USVI”) and the United Kingdom.  However since the majority of our income to date has been earned in Bermuda where we are exempt from income tax, the Company’s tax impact to date has been minimal.  During the three and six months ended June 30, 2009, income tax (expense) recovery was $(0.3) million and $0.5 million, respectively, compared to an income tax expense of $0.4 million and $1.3 million, respectively, for the three and six months ended June 30, 2008.  The decrease for the six months ended June 30, 2009, compared to the same period in 2008, is primarily attributable to the finalization of the 2008 income tax returns. As a result of the merger between Flagstone Reinsurance Limited and Flagstone Suisse on September 30, 2008, we expect our tax expense to increase to approximate our effective Swiss Federal tax rate of approximately 8% on the portion of underwriting profits, if any, generated by Flagstone Suisse, excluding the underwriting profits generated in Bermuda through the Flagstone Suisse branch office.

Noncontrolling Interest

The results of Mont Fort have been included in the Company’s unaudited condensed consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as noncontrolling interest.  In relation to Mont Fort, the Company recorded income attributable to noncontrolling interest of $9.9 million and $12.8 million, respectively, for the three and six months ended June 30, 2009, compared to $3.4 million and $11.1 million for the same periods in 2008.

The results of operations of Island Heritage have been included in the Company’s unaudited condensed consolidated financial statements from July 1, 2007 onwards, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  The Company recorded income attributable to noncontrolling interest of $0.2 million and $0.1 million, respectively, for the three and six months ended June 30, 2009, compared to expense of $(0.8)  million and $(0.3) million for the three and six months ended June 30, 2008, respectively.

The results of operations of Flagstone Africa have been included in the Company’s unaudited condensed consolidated financial statements from June 26, 2008 onwards, with the portions of Flagstone Africa’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  The Company recorded a loss attributable to noncontrolling interest of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2009.

 Comprehensive Income

Comprehensive income attributable to Flagstone for the three and six months ended June 30, 2009 was $71.3 million and $108.9 million, respectively, compared to $39.2 million and $70.1 million for the same periods in 2008.  For the three months ended June 30, 2009, comprehensive income attributable to Flagstone included $77.8 million of net income, $5.4 million for the change in the currency translation adjustment, $(0.1) million for the change in the defined benefit pension plan obligation and $(11.7) million related to comprehensive income attributable to noncontrolling interest in subsidiaries, compared to $44.6 million of net income, $(2.8) million for the change in the currency translation adjustment and $(2.6) million related to comprehensive income attributable to noncontrolling interest in subsidiaries for the three months ended June 30, 2008. For the six months ended June 30, 2009, comprehensive income included $116.3 million of net income and $7.3 million for the change in the currency translation adjustment and $(0.3) million for the change in the defined benefit pension plan obligation and $(14.3) million related to comprehensive income attributable to noncontrolling interest in subsidiaries, compared to $85.6 million of net income and $(4.2) million for the change in the currency translation adjustment, $(0.5) million for the changed in the defined benefit pension plan obligation and $(10.8) million related to comprehensive income attributable to noncontrolling interest in subsidiaries for the six months ended June 30, 2008.

Index

The currency translation adjustment is as a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investment in foreign subsidiaries. To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment.  The Company designated $135.1 million and $337.7 million of foreign currency forwards contractual value as hedge instruments, which had fair values of $(0.3) million and $(5.7) million, at June 30, 2009 and December 31, 2008, respectively. The Company recorded $9.2 million and $2.4 million of realized and unrealized foreign exchange losses on these hedges during the three and six months ended June 30, 2009 and $4.3 million of realized and unrealized foreign exchange gains and $25.6 million of realized and unrealized foreign exchange losses on these hedges during the three and six months ended June 30, 2008, respectively.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at June 30, 2009, comprised 94.2% fixed maturities, short-term investments and cash and cash equivalents, 0.9% equities and the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time. However, our investments in investment funds and catastrophe bonds, which represent 2.7% of our total investments and cash and cash equivalents at June 30, 2009, do not trade on active markets or are subject to redemption provisions that prevent us from converting them into cash immediately.

At June 30, 2009, all of our fixed maturity securities, with the exception of three bonds with a fair value of less than $0.9 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA+.  At December 31, 2008, all of our fixed maturity securities, with the exception of $0.3 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA+.

At June 30, 2009, and December 31, 2008, the average duration of the Company’s investment portfolio was 2.5 years and 2.9 years, respectively.  The duration decreased mostly due to the implementation of a change in asset allocation during the quarter that was approved by the Board of Directors.

At June 30, 2009 and December 31, 2008, we had no exposure to sub-prime backed investments or collateralized debt obligations (“CDOs”) of sub-prime backed investments. At June 30, 2009 and December 31, 2008, our holdings of Alt –A securities were $2.7 million with an average rating of AA+ and $3.0 million with an average rating of AA+, respectively.  Alt – A securities are defined as a classification of mortgages where the risk profile falls between prime and sub-prime. The borrowers behind these mortgages will typically have clean credit histories, but the mortgage itself will generally have some features that increase its risk profile compared to prime securities, but less risky than sub-prime backed investments. These features include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.  Our exposure to traditional monoline insurers emanates from our non sub-prime asset-backed holdings. We did not hold securities with credit enhancement from the traditional monoline insurers at June 30, 2009, and we had $1.2 million as of December 31, 2008. We do not have any collateralized loan obligations or CDO exposures in our portfolio.

At June 30, 2009, our total of investments, cash and cash equivalents, and restricted cash was $1.8 billion, compared to $1.7 billion at December 31, 2008. The major factors influencing the movement in the six month period ended June 30, 2009, were as follows:
•	Net investment income of $8.9 million
•	Total net realized and unrealized gains on investments and other of $15.1 million
•	Dividends paid of $7.0 million
•	Cash contributions into the portfolios from underwriting activities.

Other investments as at June 30, 2009 amounted to $53.5 million compared to $54.7 million at December 31, 2008.  At June 30, 2009, our other investments comprised of catastrophe bonds of $43.2 million, private equity and hedge funds of $5.3 million and a $5.0 million equity investment. The decrease in other investments during the first six months of 2009 is principally related to a $4.1 million decrease in the value of the private equity and hedge funds which was offset by the purchase of a catastrophe bond in the amount of $3.9 million.  Other investments are recorded at fair value with the exception of our equity investment which is accounted for under the equity method. On June 30, 2009, the net payable for investments purchased at June 30, 2009 was $5.1 million, compared to a net receivable for investments sold $1.9 million at December 31, 2008.  Net payables and receivables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

Index

Following the significant level of gross premiums written during the six months ended June 30, 2009, our insurance and reinsurance premium balances receivable, deferred acquisition costs and unearned premiums increased by $235.4 million, $25.9 million and $251.8 million, respectively, over those balances at December 31, 2008.

At June 30, 2009, we had $453.5 million of loss and loss adjustment expense reserves, compared to $411.6 million at December 31, 2008. This increase of $41.9 million is due to reserve additions of $150.4 million for the first six months which includes 2009 catastrophe events, offset by paid losses of $108.5 million. Of the balance at June 30, 2009, $227.2 million, or 50.1%, represented incurred but not reported reserves.

At June 30, 2009, Flagstone’s shareholders’ equity was $1,094.8 million, compared to $986.0 million at December 31, 2008. The increase in Flagstone’s shareholders’ equity is primarily due to the net income attributable to Flagstone realized by the Company in the six months ended June 30, 2009.

Liquidity

Cash flows from operations for the six months ended June 30, 2009 decreased to $129.1 million from $168.2 million as compared to the same period in 2008.  This decrease in cash flows from operations was primarily related to higher claims paid in relation to the 2008 hurricanes losses, partially offset by higher premiums receipts and higher net income. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of dividends, share related transactions and the issuance or repayment of debt. During the six months ended June 30, 2009, net cash of $(21.4) million was used in financing activities, compared to $(29.5) million used in financing activities for the six months ended June 30, 2008.  In the first six months of 2009, the net cash used in financing activities related principally to the payment of dividends and the repayment of debt.  In the first quarter of 2008, the net cash used by financing activities related principally to the payment of dividends, the redemption of preferred shares in Mont Fort ILW2 and the repurchase of $11.3 million of principal amount of the Company’s outstanding $100.0 million Notes during the second quarter.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in the Company’s investment portfolio.

For the period from October 2005 until June 30, 2009, we have had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. The Company may require additional capital in the near term, whether through letters of credit or otherwise. In the current financial environment, it may be difficult for the insurance industry generally, and the Company in particular, to raise additional capital when required, on acceptable terms or at all.  Cash and cash equivalents were $378.2 million at June 30, 2009.

Capital Resources

Our total capital resources at June 30, 2009 and December 31, 2008 were as follows:

	As at June 30, 2009	As at December 31, 2008
Long term debt	$251,987	$252,575
Common shares	849	848
Additional paid-in capital	904,228	897,344
Accumulated other comprehensive income	(2,902)	(8,271)
Retained earnings	192,604	96,092
Total capitalization	$1,346,766	$1,238,588

The movement in additional paid-in capital primarily arises from $7.1 million of stock based compensation for the six months ended June 30, 2009.

Index

The movement in accumulated other comprehensive income arises from the currency translation adjustment of $5.7 million, offset by the defined benefit pension plan obligation of $(0.3) million.

Letter of Credit Facilities

Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc. The Citi Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at June 30, 2009, $381.1 million had been drawn under this facility, and the drawn amount of the facility was secured by $423.5 million of fixed maturity securities from the Company’s investment portfolio. During 2008, the Company had a $400.0 million uncommitted letter of credit facility agreement with Citibank N.A. As at December 31, 2008, $285.7 million had been drawn under this facility, and the drawn amount of the facility was secured by $327.2 million of fixed maturity securities from the Company’s investment portfolio. This facility was replaced by the above noted $450 million facility.

On June 11, 2009, Flagstone Suisse and Wachovia Bank, N.A. mutually agreed to terminate a $200.0 million uncommitted letter of credit facility agreement as it is no longer required by the Company. No amounts had been drawn under this facility since its inception and there are no penalties associated with this termination.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc. The Barclays Facility will be used to support the reinsurance obligations of the Company and its subsidiaries. As at June 30, 2009, there were no letters of credit issued under the Barclays Facility.

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas. The BNP Facility will be used to support the reinsurance obligations of the Company and its subsidiaries. As at June 30, 2009, no letters of credit have been issued under the BNP Facility.

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

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates.  Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity portfolio.  As interest rates rise, the market value of our fixed maturity portfolio falls and we have the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values.  As interest rates decline, the market value of our fixed maturity portfolio increases and we have reinvestment risk since funds reinvested will earn less than is necessary to match anticipated liabilities.  We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity which can be tailored to the anticipated cash outflow characteristics of the reinsurance liabilities of the Company.  In addition, from time-to-time, the Company may enter into interest rate swap contracts as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be altered.

As at June 30, 2009, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated increase in market value of 2.4%, or approximately $38.9 million.  As at June 30, 2009, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.5%, or approximately $40.1 million.

As at June 30, 2009, we held $115.5 million, or 8.8%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at June 30, 2009. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, the Company would also be exposed to reinvestment risk, as cash flows received by the Company could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity securities, index-linked futures, exchange traded funds and investment funds. The total of such exposure as of June 30, 2009 was $52.9 million.  However, from a fair value perspective, futures are valued for only the unrealized gains and losses, and not for the exposure. As a result, the fair value of these positions as at June 30, 2009 amounted to $2.1 million and was recorded in both equities and other investments with net realized and unrealized gains of $8.4 million and net realized and unrealized losses of $4.4 million, respectively, for the three and six months ended June 30, 2009, recorded in net realized and unrealized gains (losses) - investments.  The total exposure of the index-linked futures was $49.5 million as at June 30, 2009.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at June 30, 2009, the majority of our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed income investments to an acceptable level.

The Company does not allow investment managers to make sub-prime investments and therefore does not have any exposure to credit risk associated with these types of securities.  The Company does not allow sub-prime investment by any investment manager.  At June 30, 2009, we held $2.7 million of Alt-A securities with an average rating of AA+, including one security valued at less than $0.1 million with a rating of D.

Index

The Company is operating in an investment climate that is characterized by significant uncertainty and resultant market volatility. The recent failure of large financial institutions in the United States has exacerbated this uncertainty. The Company has carefully analyzed its exposure to the recent market turmoil, and based on its analysis has concluded that it does not have significant direct exposure to Lehman Brothers, American International Group Inc. (“AIG”),  Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) or investment funds with Madoff exposure; however the indirect impact of such significant business failures is difficult to determine and the Company will continue to monitor market developments as they occur.

To a lesser extent, the Company also has credit risk exposure through its over-the-counter derivative instruments.  To mitigate this risk, we monitor our exposure by counterparty and ensure that counterparties to these contracts are high-credit-quality international banks or counterparties.  These derivative instruments include foreign currency forwards contracts, currency swaps, interest rate swaps and total return swaps.

In addition, the Company has exposure to credit risk as it relates to its trade balances receivable, namely insurance and reinsurance balances receivable.  Insurance and reinsurance balances receivable from the Company’s clients at June 30, 2009 and December 31, 2008, were $453.7 million and $218.3 million, respectively, including balances both currently due and accrued.  The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $1.9 million in bad debt expenses related to its insurance and reinsurance balances receivable.

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

Financing

When the Company or its subsidiaries issues a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure.  The net contractual amount of these contracts as at June 30, 2009 and December 31, 2008 was $414.0 million and $432.4 million, respectively, and these contracts had a fair value of $(10.7) million and $(9.5) million, respectively. During the three months and six months ended June 30, 2009, the Company recorded net realized and unrealized gains of $1.0 million and $8.7 million, respectively, on foreign currency forward contracts and for the three and six months ended June 30, 2008, the Company recorded net realized and unrealized gains of $2.6 million and net realized and unrealized losses of $3.0 million, respectively, on foreign currency forward contracts. The Company designated $135.1 million of foreign currency forward contracts with notional contractual value as hedging instruments, which had a fair value of $(0.3) million as of June 30, 2009. The Company designated $337.7 million of foreign currency forward contracts with notional contractual value as hedging instruments, which had a fair value of $(5.7) million as of December 31, 2008. During the three and six months ended June 30, 2009, the Company recorded $9.2 million and $2.4 million of realized and unrealized losses, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. In comparison, during the three and six months ended June 30, 2008, the Company recorded $4.3 million of realized and unrealized gains and $25.6 million of realized and unrealized losses, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

The Company entered into a currency swap agreement to hedge the Euro-denominated Deferrable Interest Debentures recorded as long term debt.  Under the terms of the foreign currency swap, the Company exchanged €13.0 million for $18.4 million, will receive Euribor plus 354 basis points and pay LIBOR plus 367 basis points.  The swap expires on September 15, 2011 and had a fair value of $(0.2) million as at June 30, 2009.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the six month periods ended June 30, 2009 and 2008, approximately 29.2% and 27.0%, respectively, was written in currencies other than the U.S. dollar.  For the six months ended June 30, 2009, we had net realized and unrealized foreign exchange losses of $0.7 million compared to foreign exchange gains of $5.1 million for the same period in 2008.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NONE

Item 3. Defaults upon Senior Securities

NONE

Index Item 4. Submission of Matters to a Vote of Security Holders

On May 14, 2009 the Company held its Annual General Meeting of shareholders. Shareholders were asked to vote upon the resolutions set out below. The following tabulation indicates the number of shares voted for or against, or withheld, or abstaining with respect to each resolution after giving effect to the voting limitations contained in the Company’s Bye-laws:

Election of Directors
1) electing the following persons as Class A directors to hold office until the Company’s next Annual General Meeting or until their successors are elected or appointed or their offices are otherwise vacated:
	FOR	ABSTAIN	WITHHELD FROM DIRECTOR
MARK BYRNE	54,883,009	N/A	5,821,822
STEWART GROSS	59,411,166	N/A	1,293,665
E. DANIEL JAMES	52,837,179	N/A	7,867,652
ANTHONY P. LATHAM	54,883,009	N/A	5,821,822

In accordance with the Company’s Bye-Laws the Class A Directors, Mark J. Byrne, Stewart Gross and E. Daniel James had terms which expired at the 2009 Annual General Meeting. The Class C Directors, David A. Brown, Stephen Coley, Dr. Anthony Knap and Peter F. Watson have terms which expire at the 2010 Annual General Meeting.
2) to appoint Deloitte & Touche, independent auditors, to serve as our independent auditors for the 2009 Fiscal year until our 2010 Annual General Meeting, and to refer the determination of the auditors’ remuneration to the Board of Directors:
FOR	AGAINST	ABSTAIN	BROKER NON VOTE
61,900,322	39,847	1,235	0

3) to approve an amendment to the Company’s Bye-Laws:
FOR	AGAINST	ABSTAIN	BROKER NON VOTE
61,920,669	18,800	1,935	0

4) to approve the list of Designated Company Directors for certain subsidiaries of the Company:
FOR	AGAINST	ABSTAIN	BROKER NON VOTE
61,438,774	17,685	484,945	0

5)   to approve the amendments to the Restricted Share Unit Plan
FOR	AGAINST	ABSTAIN	BROKER NON VOTE
49,666,016	3,380,829	35,178	0

6) to approve the Amended and Restated Long-Term Incentive Plan for Island Heritage Holdings Ltd.
FOR	AGAINST	ABSTAIN	BROKER NON VOTE
49,291,169	3,278,834	512,020	0

7) to approve the form of Stock Appreciation Rights Plan for Island Heritage Holdings Ltd.
FOR	AGAINST	ABSTAIN	BROKER NON VOTE
49,069,658	3,977,187	35,178	0

8) to approve the form of Restricted Share Unit Plan for Flagstone Reinsurance Africa Limited
FOR	AGAINST	ABSTAIN	BROKER NON VOTE
49,221,667	3,824,078	37,178	0

9) to approve the increase in authorized share capital of the Company
FOR	AGAINST	ABSTAIN	BROKER NON VOTE
54,284,510	7,655,359	1,535	0

Item 5. Other Information

NONE
Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 4, 2009

FLAGSTONE REINSURANCE HOLDINGS LIMITED

By:	/s/ David Brown
David Brown
Chief Executive Officer

(Authorized Officer)

By:	/s/ Patrick Boisvert
Patrick Boisvert
Chief Financial Officer

(Principal Financial Officer)

 EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.