Form 10-Q
period 2009-09-30
Flagstone Reinsurance Holdings Ltd
filed 2009-11-03
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

As of November 2, 2009 the Registrant had 82,864,844 common voting shares outstanding, net of treasury shares, with a par value of $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at September 30, 2009	As at December 31, 2008
	(Unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2009 - $1,212,502 ; 2008 - $787,792)	$1,250,939	$784,355
Short term investments, at fair value (Amortized cost: 2009 - $197,594; 2008 - $30,491)	202,711	30,413
Equity investments, at fair value (Cost: 2009 - $29,953; 2008 - $16,266)	21,796	5,313
Other investments	27,960	54,655
Total Investments	1,503,406	874,736
Cash and cash equivalents	334,730	783,705
Restricted cash	52,370	42,403
Premium balances receivable	376,584	218,287
Unearned premiums ceded	80,907	31,119
Reinsurance recoverable	15,996	16,422
Accrued interest receivable	9,318	7,226
Receivable for investments sold	27,410	9,634
Deferred acquisition costs	67,088	44,601
Funds withheld	21,890	14,433
Goodwill	16,496	17,141
Intangible assets	35,666	32,873
Other assets	102,006	123,390
Total Assets	$2,643,867	$2,215,970

LIABILITIES
Loss and loss adjustment expense reserves	$471,954	$411,565
Unearned premiums	459,087	270,891
Insurance and reinsurance balances payable	65,974	31,123
Payable for investments purchased	37,944	7,776
Long term debt	252,774	252,575
Other liabilities	60,173	58,577
Total Liabilities	1,347,906	1,032,507

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued and outstanding (2009 - 84,864,844; 2008 - 84,801,732)	849	848
Common shares held in treasury, at cost (2009 - 2,000,000; 2008 - nil)	(20)	-
Additional paid-in capital	887,829	897,344
Accumulated other comprehensive loss	(7,332)	(8,271)
Retained earnings	256,289	96,092
Total Flagstone Shareholders' Equity	1,137,615	986,013
Noncontrolling Interest in Subsidiaries	158,346	197,450
Total Equity	1,295,961	1,183,463
Total Liabilities and Equity	$2,643,867	$2,215,970

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

REVENUES
Gross premiums written	$174,590	$173,219	$864,784	$686,643
Premiums ceded	(39,781)	(21,984)	(175,192)	(76,433)
Net premiums written	134,809	151,235	689,592	610,210
Change in net unearned premiums	60,708	37,406	(134,264)	(144,545)
Net premiums earned	195,517	188,641	555,328	465,665
Net investment income	10,779	16,056	19,672	48,031
Net realized and unrealized gains (losses) - investments	21,286	(138,677)	26,469	(160,428)
Net realized and unrealized gains (losses) - other	1,373	(1,039)	11,273	(2,144)
Other income	4,269	1,418	11,771	5,269
Total revenues	233,224	66,399	624,513	356,393

EXPENSES
Loss and loss adjustment expenses	80,175	199,768	214,410	295,833
Acquisition costs	35,224	27,452	99,464	78,827
General and administrative expenses	35,266	16,271	104,144	67,034
Interest expense	2,814	3,722	9,490	13,671
Net foreign exchange losses	2,390	8,331	3,125	3,262
Total expenses	155,869	255,544	430,633	458,627
Income (loss) before income taxes and interest in earnings of equity investments	77,355	(189,145)	193,880	(102,234)
Provision for income tax	(532)	(585)	(76)	(1,892)
Interest in loss of equity investments	(370)	(475)	(1,048)	(475)
Net income (loss)	76,453	(190,205)	192,756	(104,601)
Less: (Income) loss attributable to noncontrolling interest	(9,323)	3,657	(22,069)	(7,139)
NET INCOME (LOSS) ATTRIBUTABLE TO FLAGSTONE	$67,130	$(186,548)	$170,687	$(111,740)

Net income (loss)	$76,453	$(190,205)	$192,756	$(104,601)
Change in currency translation adjustment	(4,656)	5,833	2,610	1,130
Change in defined benefit pension plan obligation	480	57	159	(465)
Comprehensive income (loss)	72,277	(184,315)	195,525	(103,936)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(9,577)	3,657	(23,899)	(7,139)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FLAGSTONE	$62,700	$(180,658)	$171,626	$(111,075)

Weighted average common shares outstanding—Basic	84,004,784	85,499,283	84,711,027	85,479,861
Weighted average common shares outstanding—Diluted	84,176,602	85,499,283	84,909,340	85,479,861
Net income (loss) attributable to Flagstone per common share—Basic	$0.80	$(2.18)	$2.01	$(1.31)
Net income (loss) attributable to Flagstone per common share—Diluted	$0.80	$(2.18)	$2.01	$(1.31)
Dividends declared per common share	$0.04	$0.04	$0.12	$0.12

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars, except share data)

			Flagstone Shareholders' Equity
For the nine month period ended September 30, 2009	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries
Beginning balance	$1,183,463	$-	$96,092	$(8,271)	$848	$897,344	$197,450

Repurchase of preferred shares	(63,117)						(63,117)
Comprehensive income:
Net income	192,756	192,756	170,687				22,069
Other comprehensive income:
Change in currency translation adjustment	2,610	2,610		780			1,830
Defined benefit pension plan obligation	159	159		159
	2,769	2,769
Comprehensive income	195,525	$195,525
Stock based compensation	10,399					10,399
Subsidiary stock based compensation	14						14
Subsidiary stock issuance	-					(184)	184
Purchase of noncontrolling interest	(84)						(84)
Issue of shares, net	1				1
Shares repurchased and held in treasury	(19,750)				(20)	(19,730)
Dividends declared	(10,490)		(10,490)
Ending balance	$1,295,961		$256,289	$(7,332)	$829	$887,829	$158,346

			Flagstone Shareholders' Equity
For the nine month period ended September 30, 2008	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive income	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries
Beginning balance	$1,395,263	$-	$296,890	$7,426	$853	$905,316	$184,778

Repurchase of preferred shares	(6,639)						(6,639)
Acquisition of subsidiaries	7,416						7,416
Comprehensive income:
Net income	(104,601)	(104,601)	(111,740)				7,139
Other comprehensive income:
Change in currency translation adjustment	1,130	1,130		1,647			(517)
Defined benefit pension plan obligation	(465)	(465)		(465)
	665	665
Comprehensive income	(103,936)	$(103,936)
Stock based compensation	(4,906)					(4,906)
Subsidiary stock based compensation	(201)						(201)
Subsidiary stock issuance	-					(126)	126
Issue of shares, net	(364)					(364)
Dividends declared	(10,112)		(10,112)
Other	(91)						(91)
Ending balance	$1,276,430		$175,038	$8,608	$853	$899,920	$192,011

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Expressed in thousands of U.S. dollars)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Cash flows provided by (used in) operating activities:
Net income (loss)	$192,756	$(104,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses	(37,742)	162,572
Net unrealized foreign exchange gains	1,191	-
Depreciation expense	5,204	3,515
Share based compensation expense (recovery)	10,048	(4,780)
Interest in loss of equity investments	1,048	475
Accretion/amortization on fixed maturities	3,039	(16,524)
Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(157,581)	(139,756)
Unearned premiums ceded	(49,241)	(29,610)
Deferred acquisition costs	(21,802)	(22,619)
Funds withheld	(7,280)	(5,208)
Loss and loss adjustment expense reserves	50,666	212,087
Unearned premiums	182,819	179,650
Insurance and reinsurance balances payable	38,855	21,560
Reinsurance recoverable	1,960	(11,652)
Other changes in assets and liabilities, net	46,219	3,944
Net cash provided by operating activities	260,159	249,053

Cash flows (used in) provided by investing activities:
Net cash (paid) received in (disposal) acquisition of subsidiaries	(1,732)	4,855
Purchases of fixed income securities	(1,940,588)	(885,082)
Sales and maturities of fixed income securities	1,352,715	1,245,168
Purchases of equity securities	(2,006)	(120,950)
Sales of equity securities	7,623	81,122
Purchases of other investments	(8,446)	(492,260)
Sales of other investments	9,998	246,316
Purchases of fixed assets	(10,726)	(21,063)
Sales of fixed asset	145	-
Change in restricted cash	(9,967)	(3,179)
Net cash (used in) provided by investing activities	(602,984)	54,927

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	-	(491)
Shares repurchased and held in treasury	(19,750)	-
Contribution (distribution) of noncontrolling interest	197	(166)
Repurchase of noncontrolling interest	(63,117)	(8,652)
Dividend paid on common shares	(10,100)	(10,239)
Repayment of long term debt	(15,042)	(9,840)
Other	621	(3,406)
Net cash used in financing activities	(107,191)	(32,794)

Effect of foreign exchange rate on cash	1,041	185

(Decrease) increase in cash and cash equivalents	(448,975)	271,371
Cash and cash equivalents - beginning of year	783,705	362,622
Cash and cash equivalents - end of period	$334,730	$633,993

Supplemental cash flow information:
Receivable for investments sold	$27,410	$31,749
Payable for investments purchased	$37,944	$4,944
Interest paid	$9,338	$13,486

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

1.      Basis of Presentation and Consolidation

These unaudited condensed consolidated financial statements include the accounts of Flagstone Reinsurance Holdings Limited (“Flagstone” or the “Company”) and its wholly owned subsidiaries, including Flagstone Réassurance Suisse SA (“Flagstone Suisse”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  References in this Form 10-Q to “dollars” or “$” are to the lawful currency of the United States of America, unless the context otherwise requires. All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts and percentages. These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (“VIEs”). The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 810, “Consolidation”.  Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares are accounted for using the equity method.  All inter-company accounts and transactions have been eliminated on consolidation.

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented.  The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009.

These interim financial statements separately present restricted cash. In the prior period these amounts were included with cash and cash equivalents and other assets. This presentation of prior period amounts have been reclassified consistent with the current period presentation of separately presenting restricted cash. This presentation change has no effect on net income or loss attributable to Flagstone.

2.       New Accounting Pronouncements

Adoption of new accounting pronouncements

On September 15, 2009, the Company adopted FASB ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105” or “The Codification”).  ASC 105 is a replacement to FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which became effective on November 13, 2008, and identified the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP.  It also arranged these sources of U.S. GAAP in a hierarchy for users to apply. ASC 105 provides for a single source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements.  The Codification carries the same level of authority and supersedes SFAS 162 and all other accounting and reporting standards. The U.S. GAAP hierarchy has been modified to include two levels of U.S. GAAP: authoritative and non-authoritative.

On April 1, 2009, the Company adopted the provisions of the FASB ASC Topic 855, “Subsequent Events” (“ASC 855”), which requires the disclosure of the date after the balance sheet date but before financial statements are issued or available to be issued through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.  ASC 855 also alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

On April 1, 2009, the Company adopted the provisions of the FASB ASC 820-10-35, “Fair Value Measurements and Disclosures- Overall -Subsequent Measurement” (“ASC 820-10-35”), ASC 825-10-50, “Financial Instruments – Overall – Disclosure”(“ASC 825-10-50”), and ASC 320-10-35, “Investments – Debt and Equity Securities – Overall – Subsequent Measurement” (“ASC 320-10-35”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

ASC 820-10-35 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of ASC 820-10-35 did not have a material impact on the Company's consolidated  shareholders’ equity or net income.

ASC 825-10-50 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this standard, fair values for these assets and liabilities were only disclosed once a year. ASC 825-10-50 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

ASC 320-10-35 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains at fair value. ASC 320-10-35 also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The adoption of ASC 825-10-50 and ASC 320-10-35 as of April 1, 2009, only required new disclosures to be made and did not have an impact on the Company’s consolidated shareholders’ equity or net income.

On January 1, 2009, the Company adopted the provisions of ASC Topic 810, “Consolidation” (“ASC 810”).  ASC 810 requires all entities to report noncontrolling interests in subsidiaries (formerly known as minority interests) as a separate component of equity in the consolidated balance sheets, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of operations, and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. ASC 810 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. Upon adoption of ASC 810, we recharacterized our minority interest as a noncontrolling interest and classified it as a component of shareholders’ equity in our consolidated financial statements.

On January 1, 2009, the Company adopted the provisions of ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The provisions of ASC 815 amend and expand the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815 and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Adopting ASC 815 did not have an impact on the Company’s consolidated shareholders’ equity or net income as it required only new disclosures to be made.

New accounting pronouncements issued during 2009 impacting the Company are as follows:

On June 12, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” (“SFAS 166”).  SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  SFAS 166 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company is assessing the potential impact, if any, of the adoption of SFAS 166 on its consolidated results of operations and financial condition.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

On June 12, 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”).  SFAS No. 167 amends FASB Statement No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  SFAS No. 167 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company is assessing the potential impact, if any, of the adoption of SFAS No. 167 on its consolidated results of operations and financial condition.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”).  This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for the first interim or annual reporting period beginning after the ASU’s issuance, and will be adopted by the Company in the fourth quarter of fiscal year 2009. The Company is assessing the potential impact, if any, of the adoption of ASU 2009-05 on its consolidated results of operations and financial condition.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, “Measuring Fair Value of Certain Investments” (“ASU 2009-12”).  This update provides further amendments to ASC Topic 820, “Fair Value Measurements and Disclosures” to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share (“NAV”). Specifically, measurement using NAV is reasonable for investments within the scope of ASU 2009-12. The ASU 2009-12 is effective for the first interim or annual reporting period beginning after the ASU’s issuance, and will be adopted by the Company in the fourth quarter of fiscal year 2009. The Company is assessing the potential impact, if any, of the adoption of ASU 2009-12 on its consolidated results of operations and financial condition.

3.       Investments

Fair value disclosure

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the Company determined that its investments in U.S. government treasury securities, listed equity securities and exchange traded funds are stated at Level 1 fair value as determined by the quoted market price of these securities, as provided either by independent pricing services or exchange market prices. Investments in U.S government agency securities, corporate bonds, mortgage-backed securities, and asset-backed securities are stated at Level 2 fair value derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history. The Company has reviewed its Level 3 investments, and the valuation methods are as follows: Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.  The fair value of the investment funds is determined by the investment fund managers using the valuations and financial statements provided by the general partners of the funds on a quarterly basis.  These valuations are then adjusted by the investment fund managers for cash flows since the most recent valuation.  The valuation methodology used for the investment funds is consistent with the methodology that is generally employed in the investment industry. Additionally, there are two mortgage-backed securities that were classified as Level 3 due to the limited availability of the pricing sources which may be indicative of a less active market. Their fair value is determined using broker quotes.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

As at September 30, 2009 and December 31, 2008, the Company’s investments are allocated between levels as follows:

	Fair Value Measurement at September 30, 2009, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
U.S. government and agency securities	$504,142	$455,891	$48,251	$-
U.S. states and political subdivisions	1,968	-	1,968	-
Non U.S. government and government agencies	112,171	-	112,171	-
Corporates	488,779	-	488,779	-
Mortgage-backed securities	106,632	-	105,647	985
Asset-backed securities	37,247	-	37,247	-
	1,250,939	455,891	794,063	985
Equity investments	21,796	21,796	-	-
Short term investments	202,711	47,380	155,331	-
	1,475,446	525,067	949,394	985
Other Investments
Investment funds	5,113	-	-	5,113
Catastrophe bonds	18,220	-	-	18,220
	23,333	-	-	23,333

Totals	$1,498,779	$525,067	$949,394	$24,318

For reconciliation purposes, the table above does not include an equity investment of $4.6 million in which the Company is deemed to have a significant influence and is accounted for under the equity method and as such, is not accounted for at fair value under the FASB ASC guidance for financial instruments.

For the Level 3 items still held as of September 30, 2009, the total change in fair value for the three month and nine months ended September 30, 2009 is $0.3 million and $(3.7) million respectively. There were no transfers in or out of level three during these periods.

	Fair Value Measurement at December 31, 2008, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
U.S. government and agency securities	$486,842	$447,226	$39,616	$-
U.S. states and political subdivisions	-	-	-	-
Non U.S. government and government agencies	15,206	-	15,206	-
Corporates	140,423	-	140,423	-
Mortgage-backed securities	112,074	-	111,148	926
Asset-backed securities	29,810	-	29,810	-
	784,355	447,226	336,203	926
Equity investments	5,313	5,313	-	-
Short term investments	30,413	30,413	-	-
	820,081	482,952	336,203	926
Other Investments
Investment funds	9,805	-	647	9,158
Catastrophe bonds	39,174	-	-	39,174
	48,979	-	647	48,332

Totals	$869,060	$482,952	$336,850	$49,258

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

For reconciliation purposes, the table above does not include an equity investment of $5.7 million in which the Company is deemed to have a significant influence and is accounted for under the equity method and as such, is not accounted for at fair value under the FASB ASC guidance for financial instruments.

The reconciliation of the fair value for the Level 3 investments as at September 30, 2009, including net purchases and sales and change in unrealized gains, is set out below:

	For the Nine Months Ended September 30, 2009
	Mortgage - backed securities	Investment funds	Catastrophe bonds	Total
Description
Fair value, December 31, 2008	$926	$9,158	$39,174	$49,258
Total unrealized gains (losses) included in earnings	75	(1,418)	83	(1,260)
Net purchases and sales	(47)	101	-	54
Total investment income (loss) included in earnings	4	-	(82)	(78)
Fair value, March 31, 2009	$958	$7,841	$39,175	$47,974
Total unrealized gains (losses) included in earnings	70	(2,664)	54	(2,540)
Net purchases and sales	(71)	139	3,925	3,993
Total investment income included in earnings	6	-	67	73
Fair value, June 30, 2009	$963	$5,316	$43,221	$49,500
Total unrealized gains (losses) included in earnings	129	(530)	824	423
Net purchases and sales	(112)	327	(26,000)	(25,785)
Total investment income included in earnings	5	-	175	180
Fair value, September 30, 2009	$985	$5,113	$18,220	$24,318

The decrease in the catastrophe bond classification was due to the maturity of a catastrophe bond for $30.0 million, partially offset by the purchase of a catastrophe bond for $4.0 million.

Pledged assets

As at September 30, 2009 and December 31, 2008, approximately $52.4 million and $42.4 million, respectively, of cash and cash equivalents and approximately $427.4 million and $327.2 million, respectively, of fixed maturity securities were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

4.       Derivatives

The Company accounts for its derivative instruments using the Derivatives and Hedging Topic of the FASB ASC, which requires an entity to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the fair value recorded in other assets or liabilities.  The accounting for realized and unrealized gains and losses associated with changes in the fair value of derivatives depends on the hedge designation and if designated as a hedging instrument whether the hedge is  effective in achieving offsetting changes in the fair value of the asset or liability being hedged.  The realized and unrealized gains and losses on derivatives not designated as hedging instruments are included in net realized and unrealized gains and losses in the consolidated financial statements. Gains and losses associated with changes in fair value of the designated hedge instruments are recorded with the gains and losses on the hedged items, to the extent that the hedge is effective.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The details of the derivatives held by the Company as of September 30, 2009 and December 31, 2008 are as follows:

	As at September 30, 2009
	Asset Derivatives			Liability Derivatives			Total Derivatives
	Balance Sheet	Derivative		Balance Sheet	Derivative		Derivative	Net
	Location	Exposure	Fair Value	Location	Exposure	Fair Value	Exposure	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	Other Assets	$103,066	$635	Other Liabilities	$58,903	$285	$161,969	$350
			635			285		350
Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	Other Assets	$19,028	$633	Other Liabilities	$-	$-	$19,028	$633
Foreign currency forward contracts	Other Assets	108,283	4,837	Other Liabilities	419,235	13,124	527,518	(8,287)
			5,470			13,124		(7,654)
Purpose - exposure
Futures contracts	Other Assets	85,125	604	Other Liabilities	32,367	486	117,492	118
Total return swaps	Other Assets	45,831	709	Other Liabilities	-	-	45,831	709
Mortgage backed securities TBA	Other Assets	48,653	295	Other Liabilities	-	-	48,653	295
Other reinsurance derivatives	Other Assets	-	-	Other Liabilities	-	424	-	(424)
			1,608			910		698

Total Derivatives			$7,713			$14,319		$(6,606)

	As at December 31, 2008
	Asset Derivatives			Liability Derivatives			Total Derivatives
	Balance Sheet	Derivative		Balance Sheet	Derivative		Derivative	Net
	Location	Exposure	Fair Value	Location	Exposure	Fair Value	Exposure	Fair Value
Derivatives designated as hedging instruments
Forward currency forward contracts (1)	Other Assets	$43,327	$1,419	Other Liabilities	$294,385	$7,103	$337,712	$(5,684)
			1,419			7,103		(5,684)
Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	Other Assets	$-	$-	Other Liabilities	$18,071	$315	$18,071	$(315)
Foreign currency forward contracts	Other Assets	54,768	1,493	Other Liabilities	60,924	5,317	115,692	(3,824)
			1,493			5,632		(4,139)
Purpose - exposure
Futures contracts	Other Assets	40,530	333	Other Liabilities	21,356	190	61,886	143
Total return swaps	Other Assets	58,395	5,564	Other Liabilities	12,473	1,852	70,868	3,712
Mortgage backed securities TBA	Other Assets	63,937	648	Other Liabilities	-	-	63,937	648
Other reinsurance derivatives	Other Assets	-	-	Other Liabilities	-	541	-	(541)
			6,545			2,583		3,962

Total Derivatives			$9,457			$15,318		$(5,861)

(1) Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Designated

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive Income (Loss)			Net Income (Loss)
Derivatives Designated	(Effective Portion)			(Ineffective Portion)
as Hedging instruments	For the Three Months Ended			For the Three Months Ended
	September 30, 2009	September 30, 2008	Location	September 30, 2009	September 30, 2008
Foreign currency forward contracts (1)	$(2,132)	$31,305	Net realized and unrealized (losses) gains - other	$(404)	$759

	$(2,132)	$31,305		$(404)	$759

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive Income (Loss)			Net Income (Loss)
Derivatives Designated	(Effective Portion)			(Ineffective Portion)
as Hedging instruments	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2009	September 30, 2008	Location	September 30, 2009	September 30, 2008
Foreign currency forward contracts (1)	$(4,519)	$5,738	Net realized and unrealized (losses) gains - other	$(1,107)	$3,022

	$(4,519)	$5,738		$(1,107)	$3,022

(1)	Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Non Designated

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives Not Designated		For the Three Months Ended
as Hedging Instruments	Location	September 30, 2009	September 30, 2008
Futures contracts	Net realized and unrealized (losses) gains - investments	$(1,041)	$(69,785)
Total return swaps	Net realized and unrealized (losses) gains - investments	2,036	(497)
Currency swaps	Net realized and unrealized (losses) gains - other	819	(2,666)
Interest rate swaps	Net realized and unrealized (losses) gains - investments	-	-
Interest rate swaps	Net realized and unrealized (losses) gains - other	-	(87)
Foreign currency forward contracts	Net realized and unrealized (losses) gains - investments	(12,365)	-
Foreign currency forward contracts	Net realized and unrealized (losses) gains - other	535	(864)
Mortgage backed securities TBA	Net realized and unrealized (losses) gains - investments	1,100	886
Other reinsurance derivatives	Net realized and unrealized (losses) gains - other	423	1,819

		$(8,493)	$(71,194)

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives Not Designated		For the Nine Months Ended
as Hedging Instruments	Location	September 30, 2009	September 30, 2008
Futures contracts	Net realized and unrealized (losses) gains - investments	$3,261	$(70,715)
Total return swaps	Net realized and unrealized (losses) gains - investments	(5,866)	(3,493)
Currency swaps	Net realized and unrealized (losses) gains - other	1,012	(728)
Interest rate swaps	Net realized and unrealized (losses) gains - investments	-	(295)
Interest rate swaps	Net realized and unrealized (losses) gains - other	-	(1,353)
Foreign currency forward contracts	Net realized and unrealized (losses) gains - investments	(31,909)	-
Foreign currency forward contracts	Net realized and unrealized (losses) gains - other	9,897	(6,086)
Mortgage backed securities TBA	Net realized and unrealized (losses) gains - investments	2,241	585
Other reinsurance derivatives	Net realized and unrealized (losses) gains - other	1,471	3,001

		$(19,893)	$(79,084)

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

Other reinsurance derivatives

The Company writes certain reinsurance contracts that are classified as derivatives in accordance with the FASB ASC Topic for Derivatives and Hedging. The Company has entered into industry loss warranty (“ILW”) transactions that may be structured as reinsurance or derivatives.

Fair value disclosure

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as of September 30, 2009 and December 31, 2008 is allocated between levels as follows:

	Fair Value Measurement at September 30, 2009, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
Futures contracts	$118	$118	$-	$-
Swaps	1,342	-	1,342	-
Foreign currency forward contracts	(7,937)	-	(7,937)	-
Mortgage backed securities TBA	295	-	295	-
Other reinsurance derivatives	(424)	-	-	(424)
Total Derivatives	$(6,606)	$118	$(6,300)	$(424)

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

For the Level 3 items still held as of September 30, 2009, the total change in fair value for the three and nine months ended September 30, 2009 is $0.4 million and $0.1 million respectively.

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

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

Nine Months
Ended
September 30, 2009
Other reinsurance derivatives
Opening fair value, beginning of period	$(541)
Total premium earned included in earnings	540
Net purchases and sales	(1,354)
Fair value, March 31, 2009	$(1,355)
Total premium earned included in earnings	508
Fair value, June 30, 2009	$(847)
Total premium earned included in earnings	423
Fair value, September 30, 2009	$(424)

There were no transfers in or out of level three during these periods.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

5.      Goodwill and Intangibles

		Carrying value at beginning of period	Accumulated amortization (1)	Impact of foreign exchange	Carrying value at end of period
Finite life intangibles

Tradename		$1,294	$(108)	$145	$1,331
Software		3,882	(324)	433	3,991
Distribution network		3,306	(269)	370	3,407
		$8,482	$(701)	$948	$8,729
Indefinite life intangibles

Lloyd's syndicate capacity		$22,573	$-	$2,518	$25,091
Licenses		1,818	-	28	1,846
		$24,391	$-	$2,546	$26,937
Aggregate amortization expenses (1)

For the nine months ended September 30, 2009					$685

Estimated amortization expense				For the years ending December 31	Amount

				2009	$929
				2010	895
				2011	864
				2012	837
				2013	811

Goodwill relates to the following reportable segments:	Reinsurance	Lloyd's	Insurance	Unallocated	Total
Balance as at beginning of period	$4,118	$-	$10,050	$2,973	$17,141
Allocated to Lloyd's segment	-	2,973	-	(2,973)	-
Purchase price allocation finalized (2)	(1,043)	-	-	-	(1,043)
Purchase of noncontrolling interest	36	-	-	-	36
Impact of foreign exchange	31	331	-	-	362
Balance at end of period	$3,142	$3,304	$10,050	$-	$16,496

(1) Accumulated amortization is converted at the end of period foreign exchange rate and amortization expense is converted at an average foreign exchange rate for the period.
(2) The purchase price allocation for Alliance was finalized in the first quarter of 2009.

6.      Mont Fort Re Limited

On August 10, 2009, Mont Fort Re Limited (“Mont Fort”) repurchased 43.6 million preferred shares relating to its first cell, Mont Fort ILW for $63.1 million. The Company has considered the implication of this share repurchase as it relates to FASB ASC Topic on Consolidations, specifically relating to variable interest entities, and have concluded that the Company remains the primary beneficiary and should continue to consolidate Mont Fort Re.

7.      Debt and Financing Arrangements

Long term debt

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three and nine months ended September 30, 2009, the Company incurred interest expense of $2.8 million and $9.5 million, respectively, on the Deferrable Interest Debentures compared to $3.7 million and $13.7 million, respectively, for the same periods in 2008.  Also, at September 30, 2009 and December 31, 2008, the Company had $0.8 million and $1.4 million, respectively, of interest payable included in other liabilities.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The Company does not carry its long term debt at fair value on its consolidated balance sheets.  At September 30, 2009, the Company estimated the fair value of its long term debt to be approximately $198.7 million compared to $151.2 million at December 31, 2008.

Letter of credit facilities

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas (the “BNP Facility”). The BNP Facility will be used to support the reinsurance obligations of the Company and its subsidiaries. As at September 30, 2009, no letters of credit have been issued under the BNP Facility.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”). The Barclays Facility will be used to support the reinsurance obligations of the Company and its subsidiaries. As at September 30, 2009, no letters of credit have been issued under the Barclays Facility.

On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at September 30, 2009, $382.0 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $424.4 million of fixed maturity securities from the Company’s investment portfolio.  During 2008, the Company had a $400.0 million uncommitted letter of credit facility agreement with Citibank N.A. As at December 31, 2008, $285.7 million had been drawn under this facility, and the drawn amount of the facility was secured by $327.2 million of fixed maturity securities from the Company’s investment portfolio. This facility was replaced by the above noted $450.0 million facility.

These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of the letters of credit outstanding at any given time.

8.      Share Based Compensation

The Company accounts for share based compensation in accordance with the Compensation – Stock Compensation Topic of the FASB ASC, which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost of such services will be recognized over the period during which an employee is required to provide service in exchange for the award.

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

A summary of the activity under the PSU Plan as at September 30, 2009, and changes during the three and nine months ended September 30, 2009, are as follows:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	2,786,585	$10.01	2.2	2,189,982	$10.13	2.5
Granted	47,000	10.75		865,000	9.82
Forfeited	(20,000)	9.42		(181,397)	10.14
Exercised in the period	-	-		(60,000)	10.25
Outstanding at end of period	2,813,585	10.03	1.9	2,813,585	10.03	1.9

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. For the three and nine months ended September 30, 2009, $2.7 million and $7.9 million, respectively, of compensation expense has been recorded in general and administrative expenses in relation to the PSU Plan compared to $(11.9) million and $(7.1) million, respectively, for the same periods in 2008. Considering the net loss incurred in the nine months ended September 30, 2008, the Company reviewed its DROE estimates for the applicable performance periods and accordingly revised the number of PSUs expected to vest, resulting in the reversal of related compensation expense. The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a two or three year period. As at September 30, 2009 and December 31, 2008, there was a total of $19.7 million and $21.0 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 1.9 years and 2.5 years, respectively.

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

A summary of the activity under the RSU Plan as at September 30, 2009 and changes during the three and nine months ended September 30, 2009, are as follows:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	504,817	$11.55	0.6	282,876	$13.13	0.5
Granted	33,386	11.12		288,617	9.93
Forfeited	(4,950)	12.65		(35,255)	11.25
Exercised in the period	-	-		(2,985)	13.90
Outstanding at end of period	533,253	11.51	0.5	533,253	11.51	0.5

As at September 30, 2009 and December 31, 2008, there was a total of $1.4 million and $1.0 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.0 year and 1.0 year, respectively.  A compensation expense of $0.5 million and $2.1 million, respectively, has been recorded in general and administrative expenses for the three and nine months ended September 30, 2009, compared to $0.3 million and $2.4 million, respectively, for the same periods in 2008 in relation to the RSU Plan.

Since the inception of the RSU Plan in July 2006, 230,296 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled.  During the three and nine months ended September 30, 2009, nil and 72,666 RSUs, respectively, were granted to the directors compared to nil and 55,715 RSUs, respectively, during the same periods in 2008. During the three and nine months ended September 30, 2009, nil and 2,985 RSUs, respectively, granted to directors were converted into common shares of the Company as elected by the directors, compared to nil and 7,817 during the same periods in 2008.

The company uses a nil forfeiture assumption for its PSUs and RSUs. The intrinsic value of the PSUs and RSUs outstanding as of September 30, 2009 was $31.7 million and $6.0 million, respectively.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

9.       Earnings Per Common Share

The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Basic earnings (loss) per common share
Net income (loss) attributable to Flagstone	$67,130	$(186,548)	$170,687	$(111,740)
Weighted average common shares outstanding	83,799,627	85,346,325	84,505,115	85,325,277
Weighted average vested restricted share units	205,157	152,958	205,912	154,584
Weighted average common shares outstanding—Basic	84,004,784	85,499,283	84,711,027	85,479,861
Basic earnings (loss) per common share	$0.80	$(2.18)	$2.01	$(1.31)

Diluted earnings (loss) per common share
Net income (loss) attributable to Flagstone	$67,130	$(186,548)	$170,687	$(111,740)
Weighted average common shares outstanding	83,799,627	85,346,325	84,505,115	85,325,277
Weighted average vested restricted share units outstanding	205,157	152,958	205,912	154,584
	84,004,784	85,499,283	84,711,027	85,479,861
Share equivalents:
Weighted average unvested restricted share units	171,818	-	198,313	-
Weighted average common shares outstanding—Diluted	84,176,602	85,499,283	84,909,340	85,479,861
Diluted earnings (loss) per common share	$0.80	$(2.18)	$2.01	$(1.31)

At September 30, 2009 and 2008, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.  Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at September 30, 2009, and 2008, there were 2,813,585 and 105,822 PSUs outstanding, respectively.  The maximum number of common shares that could be issued under the PSU Plan at September 30, 2009 and 2008 were 4,220,378 and 4,757,316, respectively.

10.       Common Shares

Common shares

At September 30, 2009, the total authorized common voting shares of the Company were 300,000,000, with a par value of $0.01 per common share (December 31, 2008 – 150,000,000).

	For the Periods Ended
	As at September 30, 2009	As at December 31, 2008
Common voting shares:
Balance at beginning of period	84,801,732	85,309,107
Conversion of performance share units	60,000	-
Conversion of restricted share units	3,112	190,224
Shares repurchased and cancelled	-	(697,599)
Shares repurchased and held in treasury	(2,000,000)	-
Balance at end of period	82,864,844	84,801,732

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Share buyback

On August 13, 2009, the Company entered into a private purchase agreement to repurchase 2.0 million common shares pursuant to its buyback program at a total cost of $19.8 million. The buyback program, approved by the Board of Directors on September 22, 2008, allows the Company to purchase, from time to time, its outstanding stock up to a value of $60.0 million. Approximately $33.6 million of repurchases remain available under the buyback program.

11.       Legal Proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  As at September 30, 2009, the Company was not a party to any material litigation or arbitration proceedings.

12.    Segment Reporting

Effective January 1, 2009, as a result of the acquisition of Marlborough Underwriting Agency Limited (“Marlborough”), the managing agency for Lloyd’s Syndicate 1861, management views the Company as being organized into three reporting segments: Reinsurance, Lloyd’s and Insurance. The Lloyd’s segment includes the business generated for Lloyd’s Syndicate 1861 by Marlborough. Syndicate 1861, based in London, primarily provides property and short-tail specialty and casualty reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation. Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009. As such there are no comparative numbers for the prior year.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes and interest in earnings of equity investments, total assets, and ratios for each of our reporting segments for the three and nine months ended September 30, 2009 and 2008:

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

	For the Three Months Ended September 30, 2009					For the Three Months Ended September 30, 2008
	Reinsurance	Lloyd's	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total

Gross premiums written	$132,274	$24,356	$28,215	$(10,255)	$174,590	$164,087	$17,710	$(8,578)	$173,219
Premiums ceded	(24,168)	(10,243)	(15,621)	10,251	(39,781)	(18,338)	(12,224)	8,578	(21,984)
Net premiums written	108,106	14,113	12,594	(4)	134,809	145,749	5,486	-	151,235
Net premiums earned	$173,408	$18,291	$3,818	$-	$195,517	$185,984	$2,657	$-	$188,641
Other related income	1,037	1,454	4,127	(2,956)	3,662	(326)	4,827	(3,219)	1,282
Loss and loss adjustment expenses	(69,134)	(11,012)	(29)	-	(80,175)	(198,082)	(1,686)	-	(199,768)
Acquisition costs	(29,972)	(4,648)	(3,560)	2,956	(35,224)	(27,078)	(3,593)	3,219	(27,452)
General and administrative expenses	(28,237)	(4,187)	(2,842)	-	(35,266)	(13,911)	(2,360)	-	(16,271)
Underwriting Income (Loss)	$47,102	$(102)	$1,514	$-	$48,514	$(53,413)	$(155)	$-	$(53,568)

Loss ratio (2)	39.9%	60.2%	0.4%		41.0%	106.5%	22.5%		105.9%
Acquisition cost ratio (2)	17.3%	25.4%	44.8%		18.0%	14.5%	48.0%		14.6%
General and administrative expense ratio (2)	16.3%	22.9%	35.8%		18.0%	7.5%	31.5%		8.6%
Combined ratio (2)	73.5%	108.5%	81.0%		77.0%	128.5%	102.0%		129.1%
Total assets	$2,416,999	$114,256	$112,612		$2,643,867	$2,343,057	$72,159		$2,415,216

Reconciliation:
Underwriting income (loss)					$48,514				$(53,568)
Net investment income					10,779				16,056
Net realized and unrealized gains (losses) - investments					21,286				(138,677)
Net realized and unrealized gains (losses) - other					1,373				(1,039)
Other income					607				136
Interest expense					(2,814)				(3,722)
Net foreign exchange losses					(2,390)				(8,331)
Income before income taxes and interest in earnings of equity investments					$77,355				$(189,145)

(1) Inter segment eliminations relate to Flagstone Suisse quota share arrangements with Island Heritage and beginning in 2009, also with Lloyd's.
(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other related income.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

	For the Nine Months Ended September 30, 2009					For the Nine Months Ended September 30, 2008
	Reinsurance	Lloyd's	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total

Gross premiums written	$715,532	$109,949	$70,025	$(30,722)	$864,784	$653,603	$63,488	$(30,448)	$686,643
Premiums ceded	(120,610)	(21,767)	(63,535)	30,720	(175,192)	(38,696)	(68,185)	30,448	(76,433)
Net premiums written	594,922	88,182	6,490	(2)	689,592	614,907	(4,697)	-	610,210
Net premiums earned	$512,139	$38,495	$4,694	$-	$555,328	$454,991	$10,674	$-	$465,665
Other related income	3,541	3,887	14,815	(10,239)	12,004	456	8,162	(6,067)	2,551
Loss and loss adjustment expenses	(189,279)	(24,331)	(800)	-	(214,410)	(294,036)	(1,797)	-	(295,833)
Acquisition costs	(90,867)	(8,532)	(10,304)	10,239	(99,464)	(74,909)	(9,985)	6,067	(78,827)
General and administrative expenses	(85,129)	(11,484)	(7,531)	-	(104,144)	(60,731)	(6,303)	-	(67,034)
Underwriting Income (Loss)	$150,405	$(1,965)	$874	$-	$149,314	$25,771	$751	$-	$26,522

Loss ratio (2)	37.0%	63.2%	4.1%		38.6%	64.6%	9.5%		63.5%
Acquisition cost ratio (2)	17.7%	22.2%	52.8%		17.9%	16.5%	53.0%		16.9%
General and administrative expense ratio (2)	16.6%	29.8%	38.6%		18.8%	13.3%	33.5%		14.4%
Combined ratio (2)	71.3%	115.2%	95.5%		75.3%	94.4%	96.0%		94.8%
Total assets	$2,416,999	$114,256	$112,612		$2,643,867	$2,343,057	$72,159		$2,415,216

Reconciliation:
Underwriting income					$149,314				$26,522
Net investment income					19,672				48,031
Net realized and unrealized gains (losses) - investments					26,469				(160,428)
Net realized and unrealized gains (losses) - other					11,273				(2,144)
Other income					(233)				2,718
Interest expense					(9,490)				(13,671)
Net foreign exchange losses					(3,125)				(3,262)
Income before income taxes and interest in earnings of equity investments					$193,880				$(102,234)

(1) Inter segment eliminations relate to Flagstone Suisse quota share arrangements with Island Heritage and beginning in 2009, also with Lloyd's.
(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other related income.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

13.    Related Party Transactions

On March 6, 2009, the Company entered into a Share Purchase Agreement (“IAL 7X Agreement”) with the Company’s Executive Chairman, Mark Byrne (“Mr. Byrne”) to acquire 100% of the issued and outstanding common voting shares of IAL 7X Leasing Limited (“IAL 7X”)  for a cash purchase price of $10.0 thousand. IAL 7X owned, as its principal asset, a delivery slot for a Dassault Falcon 7X aircraft (“7X Purchase Agreement”).   Mr. Byrne and the Company agreed that upon delivery of the aircraft, the Company would either sell the aircraft or retain it as determined by the Board of Directors according to the Company’s needs at that time.  The parties further agreed that any gain on disposition or delivery would be split 85% to Mr. Byrne and 15% to the Company, and any loss would be borne 100% by Mr. Byrne.

On July 29, 2009, the Company elected to sell the aircraft back to Dassault Falcon Jet Corp (“DFJ”) by terminating the 7X Purchase Agreement. Thereafter on August 11, 2009, IAL 7X entered into a Termination Agreement with DFJ to terminate the 7X Purchase Agreement. In accordance with the agreement between Mr. Byrne and the Company, the Company paid Mr. Byrne $0.3 million, representing 85% of the gain on disposition of $0.35 million.

14.    Subsequent Events

The Company has evaluated subsequent events through November 2, 2009, the date the financial statements were available to be issued. The following events occurred subsequent to September 30, 2009 to November 2, 2009.

The Company has entered into an agreement to become the sole shareholder of Flagstone Reinsurance Africa Limited (“FRA”), previously known as Imperial Re, by acquiring the remaining 35% share currently held by Imperial Holdings Limited (“Imperial”). Based on the successful integration of all aspects of FRA into the Flagstone Group and the substantial progress made in terms of business development, the Company and Imperial have decided to accelerate the transition to full Flagstone ownership. The transaction is subject to regulatory approvals which are expected to be received during the fourth quarter of 2009.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at September 30, 2009 and December 31, 2008, and our results of operations for the three and nine months ended September 30, 2009 and 2008.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” contained in our Form 10-K, filed with the SEC on March 13, 2009, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

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

Executive Overview

We are a global reinsurance and insurance company. Effective January 1, 2009, as a result of our acquisition of Marlborough, the managing agency for Lloyd’s Syndicate 1861, management views the Company as being organized into three business segments: Reinsurance, Lloyd’s and Insurance. Through our Reinsurance segment, we write primarily property, property catastrophe and short-tail specialty and casualty reinsurance.  Through our Lloyd’s segment, we write primarily property and short-tail specialty and casualty reinsurance focused on the energy, hull and cargo, marine liability, engineering and aviation business sectors.  Through our Insurance segment, we primarily write property insurance for homes, condominiums and office buildings in the Caribbean region.

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

Index

Critical Accounting Policies

Critical accounting policies at September 30, 2009 have not changed compared to December 31, 2008.  The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

New Accounting Pronouncements

Adoption of new accounting pronouncements

On September 15, 2009, the Company adopted FASB ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105” or “The Codification”).  ASC 105 is a replacement to FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which became effective on November 13, 2008, and identified the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP.  It also arranged these sources of U.S. GAAP in a hierarchy for users to apply. ASC 105 provides for a single source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements.  The Codification carries the same level of authority and supersedes SFAS 162 and all other accounting and reporting standards. The U.S. GAAP hierarchy has been modified to include two levels of U.S. GAAP: authoritative and non-authoritative.

On April 1, 2009, the Company adopted the provisions of the FASB ASC Topic 855, “Subsequent Events” (“ASC 855”), which requires the disclosure of the date after the balance sheet date but before financial statements are issued or available to be issued through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.  ASC 855 also alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company has evaluated subsequent events through November 2, 2009, the date the financial statements were available to be issued.

On April 1, 2009, the Company adopted the provisions of the FASB ASC 820-10-35, “Fair Value Measurements and Disclosures- Overall -Subsequent Measurement” (“ASC 820-10-35”), ASC 825-10-50, “Financial Instruments – Overall – Disclosure”(“ASC 825-10-50”), and ASC 320-10-35, “Investments – Debt and Equity Securities – Overall – Subsequent Measurement” (“ASC 320-10-35”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

ASC 820-10-35 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of ASC 820-10-35 did not have a material impact on the Company's consolidated  shareholders’ equity or net income.

ASC 825-10-50 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this standard, fair values for these assets and liabilities were only disclosed once a year. ASC 825-10-50 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

ASC 320-10-35 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains at fair value. ASC 320-10-35 also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

Index

The adoption of ASC 825-10-50 and ASC 320-10-35 as of April 1, 2009, only required new disclosures to be made and did not have an impact on the Company’s consolidated shareholders’ equity or net income.

On January 1, 2009, the Company adopted the provisions of ASC Topic 810, “Consolidation” (“ASC 810”).  ASC 810 requires all entities to report noncontrolling interests in subsidiaries (formerly known as minority interests) as a separate component of equity in the consolidated balance sheets, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of operations, and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. ASC 810 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. Upon adoption of ASC 810, we recharacterized our minority interest as a noncontrolling interest and classified it as a component of shareholders’ equity in our consolidated financial statements.

On January 1, 2009, the Company adopted the provisions of ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The provisions of ASC 815 amend and expand the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815 and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The effect of adopting ASC 815 was immaterial to our financial statements.

New accounting pronouncements issued during 2009 impacting the Company are as follows:

On June 12, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” (“SFAS 166”).  SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  SFAS 166 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company is assessing the potential impact, if any, of the adoption of SFAS 166 on its consolidated results of operations and financial condition.

On June 12, 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”).  SFAS No. 167 amends FASB Statement No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance.  SFAS No. 167 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company is assessing the potential impact, if any, of the adoption of SFAS No. 167 on its consolidated results of operations and financial condition.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”).  This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures” for the fair value measurement of liabilities when a quoted price in an active market is not available.  The ASU 2009-05 is effective for the first interim or annual reporting period beginning after the ASU’s issuance, and will be adopted by the Company in the fourth quarter of fiscal year 2009.  The Company is assessing the potential impact, if any, of the adoption of ASU 2009-05 on its consolidated results of operations and financial condition.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, “Measuring Fair Value of Certain Investments” (“ASU 2009-12”).  This update provides further amendments to ASC Topic 820, “Fair Value Measurements and Disclosures” to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share (“NAV”).  Specifically, measurement using NAV is reasonable for investments within the scope of ASU 2009-12. The ASU 2009-12 is effective for the first interim or annual reporting period beginning after the ASU’s issuance, and will be adopted by the Company in the fourth quarter of fiscal year 2009. The Company is assessing the potential impact, if any, of the adoption of ASU 2009-12 on its consolidated results of operations and financial condition.

Index

Results of Operations - For the Three and Nine months Ended September 30, 2009 and 2008

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

U.S. dollar (weakened) strengthened against:	For the three months ended September 30, 2009	For the nine months ended September 30, 2009

Canadian dollar	(8.6%)	(15.3%)
Swiss franc	(4.8%)	(2.7%)
Euro	(4.3%)	(5.3%)
British pound	2.9%	(11.2%)
Indian rupee	0.4%	(1.3%)
South African rand	(2.7%)	(23.1%)

Summary Overview
We generated net income attributable to Flagstone of $67.1 million and $170.7 million for the three and nine months ended September 30, 2009, compared to net loss attributable to Flagstone of $186.5 million and $111.7 million for the same periods in 2008.  Our results of operations include the results of Flagstone Africa beginning in July 2008, the results of Flagstone Alliance beginning in October 2008 and the results of Marlborough beginning in November 2008. The increases in net income attributable to Flagstone for the three and nine months ended September 30, 2009 of $253.6 million and $282.4 million, respectively, as compared to the same periods in 2008 is primarily due to:

	For the three months ended September 30, 2009	For the nine months ended September 30, 2009
- change in underwriting income of:	$102.1 million	$122.8 million
- change in investment income of:	$(5.3) million	$(28.4) million
- change in net realized and unrealized losses on investments and other derivative instruments and foreign exchange gains of:	$168.3 million	$200.4 million
- change in income attributable to noncontrolling interest of:	$(13.0) million	$(14.9) million

The increases in underwriting income in the three and nine months ended September 30, 2009, are primarily due to the absence of significant losses in the current year compared to the same periods last year in which we had incurred losses due to more catastrophic events, including gross losses related to Hurricane Gustav ($13.1 million) and Hurricane Ike ($129.6 million). The decrease in the net realized and unrealized losses on investment for the three and nine months ended September 30, 2009, were due to reduction of equities in our investment portfolio in the current year and the negative performance of the global equity markets in the same periods in 2008.

These items are discussed in more detail in the following sections.

As a result of our net income attributable to Flagstone for the nine months ended September 30, 2009, our diluted book value per share increased to $13.20 compared to $11.30 at December 31, 2008, representing an increase of 17.5%, inclusive of dividends declared during the period.

Index

The following table sets forth our selected unaudited condensed consolidated statement of operations data for each of the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Gross premiums written	$174,590	$173,219	$864,784	$686,643
Net premiums written	134,809	151,235	689,592	610,210
Net premiums earned	195,517	188,641	555,328	465,665
Loss and loss adjustment expenses	80,175	199,768	214,410	295,833
Acquisition costs and general and administrative expenses	70,490	43,723	203,608	145,861
Underwriting income (loss)	48,514	(53,568)	149,314	26,522
Net investment income	10,779	16,056	19,672	48,031
Net realized and unrealized gains (losses) - investments	21,286	(138,677)	26,469	(160,428)
Net realized and unrealized gains (losses) - other	1,373	(1,039)	11,273	(2,144)
Net income (loss) attributable to Flagstone	67,130	(186,548)	170,687	(111,740)

Earnings (loss) per common share outstanding—Basic	$0.80	$(2.18)	$2.01	$(1.31)
Earnings (loss) per common share outstanding—Diluted	$0.80	$(2.18)	$2.01	$(1.31)

Loss ratio	41.0%	105.9%	38.6%	63.5%
Expense ratio	36.0%	23.2%	36.7%	31.3%
Combined ratio	77.0%	129.1%	75.3%	94.8%

Outlook and Trends

With the global economic recovery underway, the third quarter saw continued replenishment of (re)insurers’ capital and surplus positions, following on from generally profitable first and second quarters. This was aided by the relatively quiet Atlantic hurricane season thus far, as well as a lack of major reinsured loss events around the world. In the United States, tornado and hail loss activity, on the other hand, has continued to produce material losses for Midwest U.S. insurers, making 2009 nearly as bad as the record 2008 losses. The international cat market remains stable at this time with capacity programs paying a capacity charge, whilst the smaller regional programs remain competitive. There are signs of increased capacity returning to the market which is likely to halt any material rate increases.  Specialty business is mixed, with some lines such as marine and aviation seeing rate increases, whilst others such as casualty remain soft and unattractive.

Barring any major global catastrophe events around the world in the fourth quarter and assuming the continued rebuilding of (re)insurers capital and surplus positions, we anticipate that this may translate into increased available capacity and flattening pricing conditions at the January 1, 2010 renewals.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, total assets and ratios for each of our business segments for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30, 2009					For the Three Months Ended September 30, 2008
	Reinsurance	Lloyd's	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total

Gross premiums written	$132,274	$24,356	$28,215	$(10,255)	$174,590	$164,087	$17,710	$(8,578)	$173,219
Premiums ceded	(24,168)	(10,243)	(15,621)	10,251	(39,781)	(18,338)	(12,224)	8,578	(21,984)
Net premiums written	108,106	14,113	12,594	(4)	134,809	145,749	5,486	-	151,235
Net premiums earned	$173,408	$18,291	$3,818	$-	$195,517	$185,984	$2,657	$-	$188,641
Other related income	1,037	1,454	4,127	(2,956)	3,662	(326)	4,827	(3,219)	1,282
Loss and loss adjustment expenses	(69,134)	(11,012)	(29)	-	(80,175)	(198,082)	(1,686)	-	(199,768)
Acquisition costs	(29,972)	(4,648)	(3,560)	2,956	(35,224)	(27,078)	(3,593)	3,219	(27,452)
General and administrative expenses	(28,237)	(4,187)	(2,842)	-	(35,266)	(13,911)	(2,360)	-	(16,271)
Underwriting Income (Loss)	$47,102	$(102)	$1,514	$-	$48,514	$(53,413)	$(155)	$-	$(53,568)

Loss ratio (2)	39.9%	60.2%	0.4%		41.0%	106.5%	22.5%		105.9%
Acquisition cost ratio (2)	17.3%	25.4%	44.8%		18.0%	14.5%	48.0%		14.6%
General and administrative expense ratio (2)	16.3%	22.9%	35.8%		18.0%	7.5%	31.5%		8.6%
Combined ratio (2)	73.5%	108.5%	81.0%		77.0%	128.5%	102.0%		129.1%
Total assets	$2,416,999	$114,256	$112,612		$2,643,867	$2,343,057	$72,159		$2,415,216

(1) Inter segment eliminations for 2009 relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd's.
(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other related income.

	For the Nine Months Ended September 30, 2009					For the Nine Months Ended September 30, 2008
	Reinsurance	Lloyd's	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total

Gross premiums written	$715,532	$109,949	$70,025	$(30,722)	$864,784	$653,603	$63,488	$(30,448)	$686,643
Premiums ceded	(120,610)	(21,767)	(63,535)	30,720	(175,192)	(38,696)	(68,185)	30,448	(76,433)
Net premiums written	594,922	88,182	6,490	(2)	689,592	614,907	(4,697)	-	610,210
Net premiums earned	$512,139	$38,495	$4,694	$-	$555,328	$454,991	$10,674	$-	$465,665
Other related income	3,541	3,887	14,815	(10,239)	12,004	456	8,162	(6,067)	2,551
Loss and loss adjustment expenses	(189,279)	(24,331)	(800)	-	(214,410)	(294,036)	(1,797)	-	(295,833)
Acquisition costs	(90,867)	(8,532)	(10,304)	10,239	(99,464)	(74,909)	(9,985)	6,067	(78,827)
General and administrative expenses	(85,129)	(11,484)	(7,531)	-	(104,144)	(60,731)	(6,303)	-	(67,034)
Underwriting Income (Loss)	$150,405	$(1,965)	$874	$-	$149,314	$25,771	$751	$-	$26,522

Loss ratio (2)	37.0%	63.2%	4.1%		38.6%	64.6%	9.5%		63.5%
Acquisition cost ratio (2)	17.7%	22.2%	52.8%		17.9%	16.5%	53.0%		16.9%
General and administrative expense ratio (2)	16.6%	29.8%	38.6%		18.8%	13.3%	33.5%		14.4%
Combined ratio (2)	71.3%	115.2%	95.5%		75.3%	94.4%	96.0%		94.8%
Total assets	$2,416,999	$114,256	$112,612		$2,643,867	$2,343,057	$72,159		$2,415,216

(1) Inter segment eliminations for 2009 relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd's.
(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other related income.

Index

Gross Premiums Written

Details of consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business (1)
Reinsurance
Property catastrophe	$60,281	34.5%	$81,810	47.2%
Property	34,337	19.7%	40,234	23.3%
Short-tail specialty and casualty	51,757	29.6%	33,465	19.3%
Insurance	28,215	16.2%	17,710	10.2%
Total	$174,590	100.0%	$173,219	100.0%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business (1)
Reinsurance
Property catastrophe	$443,332	51.3%	$425,937	62.0%
Property	127,286	14.7%	79,349	11.6%
Short-tail specialty and casualty	224,141	25.9%	117,869	17.2%
Insurance	70,025	8.1%	63,488	9.2%
Total	$864,784	100.0%	$686,643	100.0%

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (2)
Caribbean (3)	$29,697	17.0%	$20,055	11.6%
Europe	25,269	14.5%	8,924	5.2%
Japan and Australasia	20,053	11.5%	12,277	7.1%
North America	55,412	31.7%	96,358	55.6%
Worldwide risks (4)	27,322	15.6%	26,582	15.3%
Other	16,837	9.7%	9,023	5.2%
Total	$174,590	100.0%	$173,219	100.0%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (2)
Caribbean (3)	$79,179	9.2%	$74,213	10.8%
Europe	123,555	14.3%	84,361	12.3%
Japan and Australasia	63,032	7.3%	46,033	6.7%
North America	375,902	43.5%	339,181	49.4%
Worldwide risks (4)	170,271	19.7%	120,090	17.5%
Other	52,845	6.0%	22,765	3.3%
Total	$864,784	100.0%	$686,643	100.0%

(1)	Gross premiums written relating to Lloyd’s segment are primarily included in short-tail specialty and casualty and property.
(2)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(3)	Gross written premiums related to the Insurance segment are included in the Caribbean geographic area.
(4)	This geographic area includes contracts that cover risks in two or more geographic zones.

Index

Reinsurance Segment

Overview

The net underwriting income (loss) for the Reinsurance segment for the three and nine months ended September 30, 2009 amounted to $47.1 million and $150.4 million, respectively, compared to $(53.4) million and $25.8 million for the three and nine months ended September 30, 2008, respectively. The increase in net underwriting results is primarily related to the losses incurred during the third quarter of 2008 on Hurricanes Gustav and Ike of $13.1 million and $129.6 million respectively, which struck the Caribbean and U.S. Gulf region.

Gross premiums written for our reinsurance segment in the three and nine months ended September 30, 2009 were $132.3 million and $715.5 million, respectively, compared to $164.1 million and $653.6 million, respectively, for the same periods in 2008, a (decrease) increase in gross premiums written of $(31.8) million and $61.9 million, or (19.4)% and 9.5%, respectively. The decrease in the three months ended September 30, 2009, was mainly due to a decrease of $22.1 million in reinstatement premiums in the current quarter due to the absence of significant losses in the current quarter compared to the same period last year in which we had incurred losses due to more catastrophic events, including gross losses related to Hurricane Gustav ($13.1 million) and Hurricane Ike ($129.6 million). The increase in the nine months ended September 30, 2009, is primarily due to the contribution of Flagstone Africa and Flagstone Alliance of $38.0 million which were not subsidiaries in 2008, and due to the rate level increases on catastrophe exposed treaties, in North America and other regions.

Our Reinsurance segment comprises three lines of business outlined below.

Gross Premiums Written

a.	Property catastrophe reinsurance

Gross property catastrophe premiums written for the three months ended September 30, 2009, were $69.7 million, compared to $81.8 million for the three months ended September 30, 2008.  The decrease of $12.1 million, or 14.8%, in property catastrophe premiums written is primarily due to a decrease of $18.7 million in reinstatement premiums due to lower catastrophe losses, partially offset by positive premium writings due to increased line sizes or rate improvements.

During the three months ended September 30, 2009, we recorded $2.9 million of gross reinstatement premiums compared to $21.6 million recorded for the three months ended September 30, 2008.

Gross property catastrophe premiums written for the nine months ended September 30, 2009, were $470.2 million, compared to $425.9 million for the nine months ended September 30, 2008. The increase of $44.3 million, or 10.4%, is primarily due to a hardening of prices in the property catastrophe market.

During the nine months ended September 30, 2009, we recorded $5.0 million of gross reinstatement premiums compared to $25.8 million recorded for the nine months ended September 30, 2008.

b.	Property reinsurance

Gross property premiums written for the three months ended September 30, 2009, were $31.7 million, compared to $40.2 million for the three months ended September 30, 2008, representing a decrease of $8.5 million, or 21.1%. The decrease is primarily due to the non- renewal of a large proportional treaty as the cedent decided to retain the risks, partially offset by the contribution of Flagstone Alliance of $1.1 million which was not a subsidiary in 2008.

During the three months ended September 30, 2009, we recorded $(0.1) million gross reinstatement premiums compared to $1.8 million recorded for the three months ended September 30, 2008.

Gross property premiums written for the nine months ended September 30, 2009, were $118.7 million, compared to $79.3 million for the nine months ended September 30, 2008, representing an increase of $39.4 million, or 49.7%. The increase is primarily due to the contribution of Flagstone Africa and Flagstone Alliance of $16.7 million which were not subsidiaries for the full nine month period in 2008, and increase in proportional property premiums due to new business as well as increased shares by existing clients.

Index

During the nine months ended September 30, 2009, we recorded $2.4 million gross reinstatement premiums compared to $4.8 million recorded for the nine months ended September 30, 2008.

c.	Short tail specialty and casualty reinsurance

Short-tail specialty and casualty reinsurance premiums were $30.9 million for the three months ended September 30, 2009, compared to $33.5 million for the three months ended September 30, 2008, representing a decrease of $2.6 million, or 7.8%.  Short-tail specialty and casualty reinsurance premiums were $126.6 million for the nine months ended September 30, 2009, compared to $117.9 million for the nine months ended September 30, 2008, representing an increase of $8.7 million or 7.4%.  The movements period over period are primarily coming from our Swiss platform and Flagstone Alliance, offset by the non renewal of aviation treaties that did not meet the Company’s profitability targets.

During the three and nine months ended September 30, 2009, we recorded nil and $3.1 million, respectively, of gross reinstatement premiums compared to $1.5 million and $3.2 million, respectively, in the three and nine months ended September 30, 2008.

Premiums Ceded

In the normal course of its business, the Company purchases reinsurance in order to manage its exposures. The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

Reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that have already incurred but have not been paid. The majority of these contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business. We also purchase industry loss warranty policies (“ILWs”) which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

Reinsurance premiums ceded for the three months ended September 30, 2009 and 2008, were $24.2 million and $18.3 million (18.3% and 11.2% of gross reinsurance premiums written), respectively, representing an increase of $5.9 million. Reinsurance premiums ceded for the nine months ended September 30, 2009 and 2008 were $120.6 million and $38.7 million (16.9% and 5.9% of gross reinsurance premiums written), respectively, representing an increase of $81.9 million. The increase in amount of reinsurance premiums ceded was designed to increase our underwriting capacity and provide additional protection against potential high severity loss events.

Various factors will continue to affect our appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations.

Net Premiums Earned

Reinsurance net premiums earned were $173.4 million for the three months ended September 30, 2009, compared to $186.0 million for the three months ended September 30, 2008, representing a decrease of $12.6 million, or 6.8%.  The decrease for the three months ended September 30, 2009, is primarily due to a decrease in reinstatement premiums as described above, which are fully earned in the period. Reinsurance net premiums earned were $512.1 million for the nine months ended September 30, 2009, compared to $455.0 million for the same period in 2008, representing an increase of $57.1 million, or 12.5%. The increase is primarily due to higher levels of premium writings.

Index

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses for the three months ended September 30, 2009, were $69.1 million, or 39.9% of net premiums earned, compared to $198.1 million, or 106.5% of net premiums earned, for the three months ended September 30, 2008.  The decrease in the loss ratio compared to the third quarter of 2008 was primarily due to the absence of significant losses in the current quarter compared to the same period last year in which we had incurred losses due to more catastrophic events, including gross losses related to Hurricane Gustav ($13.1 million) and Hurricane Ike ($129.6 million). Each quarter we revisit our loss estimates for previous loss events. During the quarter ended September 30, 2009, based on updated estimates provided by clients and brokers, we have recorded net favorable developments for prior period loss events of $0.4 million, related to small releases on several catastrophe events. During the third quarter of 2008, the net favorable developments for prior catastrophe events were $4.0 million.

Loss and loss adjustment expenses for the nine months ended September 30, 2009, were $189.3 million or 37.0% of net premiums earned, compared to $294.0 million, or 64.6% of net premiums earned, for the nine months ended September 30, 2008. The decrease in the loss ratio from 2008 was primarily due to the absence of significant losses described above.

b.	Acquisition costs

Acquisition costs for the three and nine months ended September 30, 2009, were $30.0 million and $90.9 million, respectively, compared to $27.1 million and $74.9 million, respectively, for the three and nine months ended September 30, 2008.  The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three and nine months ended September 30, 2009 were 17.3% and 17.7%, respectively, compared to 14.5% and 16.5%, respectively, for the three and nine months ended September 30, 2008. The increase in the acquisition cost ratio in the three months ended September 30, 2009, compared to the same period in 2008 is primarily a result of lower acquisition costs on reinstatement premiums impacting the third quarter of 2008 and higher profit commissions in the current quarter due to the absence of catastrophe events. The increase in acquisition costs in the nine months ended September 30, 2009, compared to the same period in 2008, is primarily due to a large intersegment quota share, which is eliminated on consolidation.

c.	General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2009, were $28.2 million and $85.1 million, respectively, compared to $13.9 million and $60.7 million, respectively, in the three and nine months ended September 30, 2008. The increase in the general and administrative expenses for the three months ended September 30, 2009, is mainly due to the increase in stock compensation expense of $14.8 million as we had recorded negative expense of $11.6 million in the three months ended September 30, 2008, due to the significant net loss incurred in that period, compared to an expense of $3.2 million in the current quarter.

The increase in the nine months ended September 30, 2009, compared to the same period in 2008 is primarily due to the stock compensation increase noted above and to the increased costs associated with the acquisition of Flagstone Africa and Flagstone Alliance during the second and third quarters of 2008, respectively.

Lloyd’s Segment

Overview

As a result of the acquisition of Marlborough, the managing agency for Lloyd’s Syndicate 1861, in November 2008, the Company established a new reporting segment. Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009.  As such there are no comparative numbers for the prior year. The net underwriting loss for the Lloyd’s segment for the three and nine months ended September 30, 2009 amounted to $0.1 million and $2.0 million. Due to the start up nature of the 2009 year of account for Syndicate 1861, the level of earned premium income is slowly ramping up with new business writings, placing strain on the underwriting results as we have incurred expenses for the full periods. In addition, due to the start up nature there is a very limited level of funds available and therefore minimal investment income has been earned to date.

Index

Gross Premiums Written

Gross premiums written were $24.4 million and $109.9 million for the three and nine months ended September 30, 2009, respectively, and consist primarily of property and specialty lines. For the three and nine months ended September 30, 2009, the property line gross premiums written were $2.7 million and $8.6 million, respectively, and the specialty lines were $21.7 million and $101.3 million, respectively, for the same periods.

Premiums Ceded

Premiums ceded for the three and nine months ended September 30, 2009, were $10.2 million and $21.8 million (41.8% and19.8% of gross premiums written), respectively. In the normal course of its business, the Company purchases reinsurance in order to manage its exposures. The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

Net Premiums Earned

Net premiums earned totaled $18.3 million and $38.5 million, respectively, for the three and nine months ended September 30, 2009. The net premiums earned are a function of the timing and amount of premiums written and given the start up nature of the syndicate’s writings, premiums earned are small relative to the writings during the current quarter and year to date.

Other Related Income

Other related income, derived from services provided to syndicates and third parties, totaled $1.5 million and $3.9 million, respectively, for the three and nine months ended September 30, 2009.

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses amounted to $11.0 million and $24.3 million, respectively, for the three and nine months ended September 30, 2009.  There were no significant loss events recorded during the three and nine month periods ended September 30, 2009.

b.	Acquisition costs

Acquisition costs totaled $4.6 million and $8.5 million, respectively, for the three and nine months ended September 30, 2009. The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three and nine months ended September 30, 2009 was 25.4% and 22.2%, respectively.  Acquisition costs include brokerage, gross commission costs, profit commission and premium taxes.

c.	General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2009, were $4.2 million and $11.5 million, respectively. General and administrative expenses include staff and salary related costs, administration expenses and Lloyd’s specific costs such as syndicate expenses.

Insurance Segment

Overview

The net underwriting income (loss) for the three and nine months ended September 30, 2009, amounted to $1.5 million and $0.9  million, respectively, compared to $(0.2) million and $0.8 million, respectively, for the three and nine months ended September 30, 2008.

Index

Gross Premiums Written

Gross premiums written were $28.2 million and $70.0 million, respectively, for the three and nine months ended September 30, 2009, compared to $17.7 million and $63.5 million, respectively, for the three and nine months ended September 30, 2008.  The increase is primarily related to continued growth in the Cayman Islands, Bahamas and Turks and Caicos, partially offset by a reduction in premiums as a result of the cessation of business of the Company’s agent in Jamaica. Contracts are written on a per risk basis and consist primarily of property lines. Seasonality is inherent for most Caribbean insurers given that the storm season begins June 1 and concludes November 30.

Premiums Ceded

Insurance premiums ceded for the three and nine months ended September 30, 2009, were $15.6 million and $63.5 million (55.4% and 90.7% of gross premiums written), respectively, compared to $12.2 million and $68.2 million (69.0% and 107.4% of gross premiums written), respectively, for the three and nine months ended September 30, 2008. Island Heritage’s reinsurance program, which is primarily an April 1 renewal, comprising excess of loss and quota share programs, was significantly changed on April 1, 2008, compared to prior years, resulting in the addition of increased net quota share reinsurance portfolio transfer as at April 1, 2008. The change in the reinsurance program enables Island Heritage to enter into new markets as well as increase penetration in existing markets whilst reducing its net loss exposure to catastrophic events.

Net Premiums Earned

Net premiums earned totaled $3.8 million and $4.7 million, respectively, for the three and nine months ended September 30, 2009, compared to $2.7 million and $10.7 million, respectively, for the three and nine months ended September 30, 2008. The decrease in net premiums earned for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008 is primarily due to the difference in the reinsurance program in place for both years.

Other Related Income

Other insurance related income, primarily quota share reinsurance ceding commissions, totaled $4.1 million and $14.8 million, respectively, for the three and nine months ended September 30, 2009, compared to $4.8 million and $8.2 million, respectively, for the three and nine months ended September 30, 2008. The increase in other insurance related income for the nine months ended September 30, 2009, is due to the changes in the reinsurance program referred to above. The other insurance related income includes $3.0 million and $10.2 million for the three and nine months ended September 30, 2009, respectively, related to the quota share arrangement between Island Heritage and Flagstone Suisse. This amount is fully eliminated upon consolidation.

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses amounted to nil and $0.8 million, respectively, for the three and nine months ended September 30, 2009, compared to $1.7 million and $1.8 million, respectively, for the three and nine months ended September 30, 2008. The decrease in loss and loss adjustment expenses in the third quarter of 2009 is primarily related to the claims incurred in the third quarter of 2008 in respect of Hurricanes Gustav, Hanna, and Ike. Total gross incurred losses for these catastrophic events amounted to $20.7 million with reinsurance recoverable of $19.6 million, leaving net losses of $1.1 million.

b.	Acquisition costs

Acquisition costs totaled $3.6 million and $10.3 million, respectively, for the three and nine months ended September 30, 2009, compared to $3.6 million and $10.0 million, respectively, for the three and nine months ended September 30, 2008.  Acquisition costs include gross commission costs, profit commission, premium taxes, and the change in deferred acquisition costs.

c.	General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2009 were $2.8 million and $7.5 million, respectively, compared to $2.4 million and $6.3 million in the three and nine months ended September 30, 2008 as Island Heritage continues to enhance its underwriting and claims operating platform.

Index

Investment Results

The total return on our investment portfolio, excluding noncontrolling interests in the investment portfolio, comprises investment income and realized and unrealized gains and losses on investments. For the three and nine months ended September 30, 2009, the total return on invested assets was 2.0% and 3.1%, respectively, compared to (7.2)% and (6.6)%, respectively, for the three and nine months ended September 30, 2008.  The Company modified its asset allocation significantly in the fourth quarter of 2008, and therefore, the results for the periods ended September 30, 2009 and September 30, 2008 are not directly comparable.

a. Net investment income

Net investment income for the three months ended September 30, 2009 was $10.8 million compared to $16.1 million for the same period in 2008, a decrease of $5.3 million. The decrease is principally due to lower amortization on the Treasury Inflation Protected Securities (“TIPS”) in the current period as compared to the same period of 2008 caused by lower inflation index and also by lower short-term interest rates in 2009 than 2008.

Net investment income for the nine months ended September 30, 2009 was $19.7 million compared to $48.0 million for the same period in 2008, a decrease of $28.3 million. The decrease is due to the decline in interest rates from 2008 to 2009 and also to the negative amortization on the TIPS in the first three months of 2009. This negative amortization was caused by the impact of negative inflation index. It should be noted that our TIPS portfolio generated positive total returns for the nine months ended September 30, 2009 of 7.1%. However, this return for the nine months ended September 30, 2009 is recorded as $1.9 million of negative amortization income and $21.7 million of realized and unrealized gains. In comparison, for the nine months ended September 30, 2008, the return was 1.8% which was recorded as $14.6 million of positive amortization income and $2.2 million of realized and unrealized losses respectively. Our net investment income may be impacted by movements in inflation rates.

Investment income is principally derived from interest, dividends and amortization earned on investments, partially offset by investment management and custody fees.  The components are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest and dividend income
Cash and cash equivalents	$915	$3,113	$2,622	$11,084
Fixed maturities	8,400	7,241	23,188	23,556
Short term	496	-	858	138
Equity investments	12	57	60	57
Other investments	(114)	75	(171)	528
Amortization income (expense)
Fixed maturities	2,510	6,854	(3,262)	16,205
Short term	(41)	8	64	310
Other investments	175	22	160	105
Investment expenses	(1,574)	(1,314)	(3,847)	(3,952)
Net investment income	$10,779	$16,056	$19,672	$48,031

Substantially all of our fixed maturity investments consisted of investment grade securities. As at September 30, 2009, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 2.4 years.

b. Net realized and unrealized gains and losses – investments

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity and is managed to produce a total return.  In assessing returns under this approach, we include investment income and realized and unrealized gains and losses generated by the investment portfolio. Net realized and unrealized gains on our investment portfolio amounted to $21.3 million and $26.5 million for the three and nine months ended September 30, 2009, respectively, compared to losses of $138.7 million and $160.4 million for the three and nine months ended September 30, 2008, respectively.

Index

The following table is the breakdown of net realized and unrealized gains (losses) - investments in the unaudited condensed consolidated statements of operations into its various components:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net realized gains (losses) on fixed maturities	$8,733	$(13,873)	$13,188	$(1,519)
Net unrealized gains (losses) on fixed maturities	21,570	(13,193)	46,926	(23,079)
Net realized gains (losses) on equities	799	(32,924)	(2,482)	(32,924)
Net unrealized (losses) gains on equities	(407)	3,805	3,008	(7,344)
Net realized and unrealized (losses) gains on derivative instruments - investments	(10,270)	(69,396)	(32,273)	(73,918)
Net realized and unrealized gains (losses) on other investments	861	(13,096)	(1,898)	(21,644)
Total net realized and unrealized gains (losses) - investments	$21,286	$(138,677)	$26,469	$(160,428)

Net realized and unrealized gains on the fixed maturities of $30.3 million for the three months ended September 30, 2009, were primarily due to realized and unrealized gains on the foreign currency portfolios caused by the weakening of the U.S. dollar and to realized and unrealized gains due to the tightening of credit spreads. Net realized and unrealized gains on fixed maturities of $60.1 million for the nine months ended September 30, 2009, were primarily due to the unrealized gains on the TIPS, the unrealized gains on the foreign currency portfolios caused by the weakening of the U.S. dollar, and realized and unrealized gains due to the tightening of credit spreads. Foreign exchange gains were offset by losses on derivatives used for hedging, as described in the note below.

Net realized and unrealized losses on equities for the three and nine months ended September 30, 2008, were due to the negative performance of the global equity markets.

Net realized and unrealized gains on other investments of $0.9 million and net realized and unrealized losses on other investments of $1.9 million, during the three and nine months ended September 30, 2009, respectively, were primarily due to the negative performance of the investment funds during the periods.

The following table is a breakdown of the net realized and unrealized (losses) gains on derivatives included in the table above:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September, 30, 2008

Futures contracts	$(1,041)	$(69,785)	$3,261	$(70,715)
Total return swaps	2,036	(497)	(5,866)	(3,493)
Interest rate swaps	-	-	-	(295)
Foreign currency forward contracts	(12,365)	-	(31,909)	-
Mortgage-backed securities TBA	1,100	886	2,241	585
Net realized and unrealized losses on derivatives - investments	$(10,270)	$(69,396)	$(32,273)	$(73,918)

Net realized and unrealized losses on futures contracts of $1.0 million during the three months ended September 30, 2009 were primarily due to $1.3 million of losses on commodity futures.  Net realized and unrealized gains on futures contracts of $3.3 million during the nine months ended September 30, 2009, were primarily due to $2.8 million of gains on commodity futures.  Net realized and unrealized losses on futures contract for the three and nine months ended September 30, 2008 were due to the negative performance of the global equity and commodities markets during the same periods.

Index

Net realized and unrealized gains on total return swaps of $2.0 million during the three months ended September 30, 2009 were due to the positive performance of the underlying bond and equity indices. The net realized and unrealized losses on total return swaps of $5.9 million for the nine months ended September 30, 2009 were primarily due to the negative performance of the underlying U.S. real estate index.
Net realized and unrealized losses on foreign currency forward contracts of $12.4 million and $31.9 million during the three and nine months ended September 30, 2009, respectively, are related to currency hedges on non-U.S. dollar investment assets and are offset by net realized and unrealized gains on the fixed maturities as described above.

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

The following table is the breakdown of net realized and unrealized losses - other in the consolidated statements of operations into its various components:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Currency swaps	$819	$(2,666)	$1,012	$(728)
Interest rate swaps	-	(87)	-	(1,353)
Foreign currency forward contracts	131	(105)	8,790	(3,064)
Reinsurance derivatives	423	1,819	1,471	3,001
Net realized and unrealized gains (losses) - other	$1,373	$(1,039)	$11,273	$(2,144)

Net realized and unrealized gains related to these derivative instruments amounted to $1.4 million and $11.3 million for the three and nine months ended September 30, 2009, respectively, compared to net realized and unrealized losses of $1.0 million and $2.1 million for the three and nine months ended September 30, 2008, respectively.  These amounts are comprised of net realized and unrealized gains (losses) on foreign currency forward contracts, interest rate and currency swaps and reinsurance derivatives. We use currency swaps and foreign currency forwards to hedge the economic currency exposure of the Company’s investment in foreign subsidiaries, primarily our Swiss subsidiary, and to hedge operational balances such as premiums receivable, loss reserves and the portion of our long term debt issued in Euros.

The Company recorded $0.8 million and $1.0 million of net realized and unrealized gains on foreign currency swaps on our subordinated debt for the three and nine months ended September 30, 2009. The Company did not hold any interest rate swaps in 2009, respectively. For the three and nine months ended September 30, 2009, we recorded $0.1 million and $8.8 million, respectively, of net realized and unrealized gains on foreign currency forward contracts on Flagstone Suisse’s net assets (undesignated hedge) and operational hedges on reinsurance balances and undesignated hedges on the remaining net assets.

Reinsurance derivatives relate to ILWs that are structured as derivative transactions. The Company recorded premium earned on ILWs determined to be derivatives of $0.4 million and $1.5 million for the three and nine months ended September 30, 2009, respectively, versus $1.8 million and $3.0 million for the same periods in 2008.

Index

Interest Expense

Interest expense was $2.8 million and $9.5 million, respectively, for the three and nine months ended September 30, 2009 compared to $3.7 million and $13.7 million, respectively, for the three and nine months ended September 30, 2008.  Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  The decrease in interest expense for the three and nine months ended September 30, 2009, compared to the same periods in 2008 is primarily related to the decrease in short term interest rates from period to period and the repurchase of $11.3 million of principal amount of the Company’s outstanding $100.0 million Notes during the second quarter of 2008.

Foreign Exchange

For the three and nine months ended September 30, 2009, we experienced net foreign exchange losses of $2.4 million and $3.1 million, respectively, compared to losses of $8.3 million and $3.3 million, respectively, for the three and nine months ended September 30, 2008.  Net foreign exchange losses were principally experienced on the net monetary asset and liability balances denominated in foreign currencies. The Company’s policy is to hedge the majority of its foreign currency exposures with derivative instruments such as foreign currency swaps and foreign currency forward contracts.

Income Tax Expense

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries are subject to tax are Canada, India, South Africa, Switzerland, Cyprus, U.S. Virgin Islands (“USVI”) and the United Kingdom.  However since the majority of our income to date has been earned in Bermuda where we are exempt from income tax, the Company’s tax impact to date has been minimal.  During the three and nine months ended September 30, 2009, income tax expense was $0.5 million and $0.1 million, respectively, compared to $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2008.  As a result of the merger between Flagstone Reinsurance Limited and Flagstone Suisse on September 30, 2008, we expect our tax expense to increase to approximate our effective Swiss Federal tax rate of approximately 8% on the portion of underwriting profits, if any, generated by Flagstone Suisse, excluding the underwriting profits generated in Bermuda through the Flagstone Suisse branch office.

Noncontrolling Interest

The results of Mont Fort have been included in the Company’s unaudited condensed consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as noncontrolling interest.  In relation to Mont Fort, the Company recorded income attributable to noncontrolling interest of $7.7 million and $20.5 million, respectively, for the three and nine months ended September 30, 2009, compared to (loss) income attributable to noncontrolling interest of $(3.5) million and $7.6 million for the same periods in 2008.

The results of operations of Island Heritage have been included in the Company’s unaudited condensed consolidated financial statements from July 1, 2007 onwards, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  The Company recorded income (loss) attributable to noncontrolling interest of $0.9 million and $1.0 million, respectively, for the three and nine months ended September 30, 2009, compared $(0.2) million and $(0.5) million for the three and nine months ended September 30, 2008, respectively.

The results of operations of Flagstone Africa have been included in the Company’s unaudited condensed consolidated financial statements from June 26, 2008 onwards, with the portions of Flagstone Africa’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  The Company recorded loss attributable to noncontrolling interest of $0.7 million and $0.5 million, respectively, for the three and nine months ended September 30, 2009.

Index

Comprehensive Income

Comprehensive income attributable to Flagstone for the three and nine months ended September 30, 2009 was $62.7 million and $171.6 million, respectively, compared to comprehensive loss of $180.7 million and $111.1 million for the same periods in 2008.  For the three months ended September 30, 2009, comprehensive income attributable to Flagstone included $76.5 million of net income, $(4.7) million for the change in the currency translation adjustment, $0.5 million for the change in the defined benefit pension plan obligation and $(9.6) million related to comprehensive income attributable to noncontrolling interest in subsidiaries, compared to $190.2 million of net loss, $5.8 million for the change in the currency translation adjustment, $0.1 million for the change in the defined benefit pension plan obligation and $3.7 million related to comprehensive loss attributable to noncontrolling interest in subsidiaries for the three months ended September 30, 2008. For the nine months ended September 30, 2009, comprehensive income included $192.8 million of net income and $2.6 million for the change in the currency translation adjustment and $0.1 million for the change in the defined benefit pension plan obligation and $(23.9) million related to comprehensive income attributable to noncontrolling interest in subsidiaries, compared to $104.6 million of net loss and $1.1 million for the change in the currency translation adjustment, $(0.5) million for the changed in the defined benefit pension plan obligation and $(7.1) million related to comprehensive income attributable to noncontrolling interest in subsidiaries for the nine months ended September 30, 2008.

The currency translation adjustment is as a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investment in foreign subsidiaries. To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment.  The Company designated $162.0 million and $337.7 million of foreign currency forwards contractual value as hedge instruments, which had fair values of $0.4 million and $(5.7) million, at September 30, 2009 and December 31, 2008, respectively. The Company recorded $2.1 million and $4.5 million of realized and unrealized foreign exchange losses on these hedges during the three and nine months ended September 30, 2009 and $31.3 million and $5.7 million of realized and unrealized foreign exchange gains on these hedges during the three and nine months ended September 30, 2008, respectively.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at September 30, 2009, comprised 91.1% fixed maturities, short-term investments and cash and cash equivalents, 4.0% equities and the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time. However, our investments in investment funds, which represent 0.3% of our total investments and cash and cash equivalents at September 30, 2009, do not trade on active markets or are subject to redemption provisions that prevent us from converting them into cash immediately.

At September 30, 2009, all of our fixed maturity securities, with the exception of three bonds with a fair value of less than $1.8 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA+.  At December 31, 2008, all of our fixed maturity securities, with the exception of $0.3 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA+.

At September 30, 2009, and December 31, 2008, the average duration of the Company’s investment portfolio was 2.4 years and 2.9 years, respectively.  The duration decreased mostly due to a change in asset allocation during the period.

At September 30, 2009 and December 31, 2008, we had no exposure to sub-prime backed investments or collateralized debt obligations (“CDOs”) of sub-prime backed investments. At September 30, 2009 and December 31, 2008, our holdings of Alt–A securities were $2.8 million with an average rating of AA- and $3.0 million with an average rating of AA+, respectively.  Alt–A securities are defined as a classification of mortgages where the risk profile falls between prime and sub-prime. The borrowers behind these mortgages will typically have clean credit histories, but the mortgage itself will generally have some features that increase its risk profile compared to prime securities, but less risky than sub-prime backed investments. These features include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.  Our exposure to traditional monoline insurers emanates from our non sub-prime asset-backed holdings. We did not hold securities with credit enhancement from the traditional monoline insurers at September 30, 2009 and we had $1.2 million as of December 31, 2008. We do not have any collateralized loan obligations or CDO exposures in our portfolio.

Index

At September 30, 2009, our total of investments, cash and cash equivalents, and restricted cash was $1.9 billion, compared to $1.7 billion at December 31, 2008. The major factors influencing the movement in the nine month period ended September 30, 2009, were as follows:
•	Net investment income of $19.7 million
•	Total net realized and unrealized gains on investments and other of $37.7 million
•	Dividends paid of $10.5 million
•	Cash contributions into the portfolios from underwriting activities.

Other investments as at September 30, 2009, amounted to $28.0 million compared to $54.7 million at December 31, 2008.  At September 30, 2009, the other investments comprised of our investment in catastrophe bonds of $18.2 million, in private equity and hedge funds of $5.1 million and the Company’s $4.6 million equity investment. The decrease in other investments during the first nine months of 2009 is principally related to a decrease of $21.0 million in the principal amount of the catastrophe bonds resulting from a maturity which was offset by smaller purchases.  Other investments also decreased during the first nine months of 2009 due to a decrease in the value of investments funds in the amount of $4.7 million.  Other investments are recorded at fair value with the exception of our equity investment which is accounted for under the equity method. The net payable for investments purchased at September 30, 2009, was $10.5 million, compared to a net receivable for investments sold $1.9 million at December 31, 2008.  Net payables and receivables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

Following the significant level of gross premiums written during the nine months ended September 30, 2009, our insurance and reinsurance premium balances receivable, deferred acquisition costs and unearned premiums increased by $158.3 million, $22.5 million and $188.2 million, respectively, over those balances at December 31, 2008.

At September 30, 2009, we had $472.0 million of loss and loss adjustment expense reserves, compared to $411.6 million at December 31, 2008. This increase of $60.4 million is due to reserve additions of $237.5 million for the first nine months which includes 2009 catastrophe events, offset by paid losses of $177.1 million. Of the balance at September 30, 2009, $251.1 million, or 53.2%, represented incurred but not reported reserves.

At September 30, 2009, Flagstone’s shareholders’ equity was $1.1 billion, compared to $986.0 million at December 31, 2008. The increase in Flagstone’s shareholders’ equity is primarily due to the net income attributable to Flagstone realized by the Company in the nine months ended September 30, 2009.

Liquidity

Cash flows from operations for the nine months ended September 30, 2009 increased to $260.2 million from $249.1 million as compared to the same period in 2008.  This increase in cash flows from operations was primarily related to an increase in net realized and unrealized losses, a decrease in loss and loss adjustment expense reserves and higher net income, partially offset by an increase in claims paid in relation to the 2008 hurricanes losses. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of dividends, share related transactions and the issuance or repayment of debt. During the nine months ended September 30, 2009, net cash of $107.2 million was used in financing activities, compared to $32.8 million for the nine months ended September 30, 2008.  In the first nine months of 2009, the net cash used in financing activities related to the redemption of preferred shares in Mont Fort ILW 1, the repurchase of common shares held in treasury, the payment of dividends and the repayment of debt.  In the first nine months of 2008, the net cash used by financing activities related principally to the payment of dividends, the redemption of preferred shares in Mont Fort ILW 2 and Mont Fort HL, the net proceeds from the closing of our initial public offering and the net proceeds from the issuance of the Notes.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in the Company’s investment portfolio.

Index

For the period from October 2005 until September 30, 2009, we have had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. The Company may require additional capital in the near term, whether through letters of credit or otherwise. In the current financial environment, it may be difficult for the insurance industry generally, and the Company in particular, to raise additional capital when required, on acceptable terms or at all.  Cash and cash equivalents were $334.7 million at September 30, 2009.

Capital Resources

Our total capital resources at September 30, 2009 and December 31, 2008 were as follows:

	As at	As at
	September 30, 2009	December 31, 2008

Long term debt	$252,774	$252,575
Common shares	849	848
Common shares held in treasury	(20)	-
Additional paid-in capital	887,829	897,344
Accumulated other comprehensive income	(7,332)	(8,271)
Retained earnings	256,289	96,092
Total capitalization	$1,390,389	$1,238,588

The movement in additional paid-in capital for the nine months ended September 30, 2009, primarily arises from $19.8 million for the repurchase of common stock held in treasury, offset by $10.4 million of stock based compensation.

The movement in accumulated other comprehensive income arises from the currency translation adjustment of $0.8 million and the defined benefit pension plan obligation of $0.2 million.

Letter of Credit Facilities

Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc. The Citi Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at September 30, 2009, $382.0 million had been drawn under this facility, and the drawn amount of the facility was secured by $424.4 million of fixed maturity securities from the Company’s investment portfolio. During 2008, the Company had a $400.0 million uncommitted letter of credit facility agreement with Citibank N.A. As at December 31, 2008, $285.7 million had been drawn under this facility, and the drawn amount of the facility was secured by $327.2 million of fixed maturity securities from the Company’s investment portfolio. This facility was replaced by the above noted $450 million facility.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc. The Barclays Facility will be used to support the reinsurance obligations of the Company and its subsidiaries. As at September 30, 2009, there were no letters of credit issued under the Barclays Facility.

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas. The BNP Facility will be used to support the reinsurance obligations of the Company and its subsidiaries. As at September 30, 2009, no letters of credit have been issued under the BNP Facility.

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

The Bermuda Insurance Act requires Flagstone Suisse to maintain a minimum solvency margin (being the minimum amount that the statutory assets must exceed the statutory liabilities as required by the Bermuda Insurance Act) equal to the greatest of (i) $100 million, (ii) 50% of net premiums written or (iii) 15% of the reserve for losses and loss adjustment expenses. Bermuda law limits the maximum amount of annual dividends or distributions payable by Flagstone Suisse to the Company and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority (“BMA”). As a Bermuda Class 4 reinsurer, Flagstone Suisse may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus unless at least seven days before payment of those dividends it files an affidavit with the BMA signed by at least two directors and Flagstone Suisse’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone Suisse to fail to meet its prescribed solvency margin and liquidity ratio. Further, Flagstone Suisse may not reduce by 15% or more its total statutory capital as set out in its previous year’s statements, without the prior approval of the BMA. Flagstone Suisse must also maintain, as a Class 4 Bermuda reinsurer, paid-up share capital of $1 million.

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

Index

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

The Company has determined that Valais Re has the characteristics of a variable interest entity that are addressed by the Consolidation Topic of the FASB ASC. In accordance with the Consolidation Topic, Valais Re is not consolidated because the Company is not the primary beneficiary.

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

As at September 30, 2009, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.3%, or approximately $31.9 million.  As at September 30, 2009, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.4%, or approximately $33.4 million.

As at September 30, 2009, we held $143.9 million, or 9.9%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at September 30, 2009. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company would also be exposed to reinvestment risk, as cash flows received by the Company could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity securities, index-linked futures, exchange traded funds and investment funds. The total of such exposure as of September 30, 2009 was $139.2 million.  However, from a fair value perspective, futures are valued for only the unrealized gains and losses, but not for the exposure. As a result, the fair value of these positions as at September 30, 2009 amounted to $0.4 million and was recorded in both equities and other investments with net realized and unrealized gains of $0.7 million and net realized and unrealized losses of $3.7 million, respectively, for the three and nine months ended September 30, 2009, recorded in net realized and unrealized gains (losses) - investments.  The total exposure of the index-linked futures was $117.4 million as at September 30, 2009.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at September 30, 2009, the majority of our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed income investments to an acceptable level.

The Company does not allow sub-prime investment by any investment manager and therefore does not have any exposure to credit risk associated with these types of securities.   At September 30, 2009, we held $2.8 million of Alt-A securities with an average rating of AA-, including one security valued at less than $0.1 million with a rating of D.

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

In addition, the Company has exposure to credit risk as it relates to its trade balances receivable, namely insurance and reinsurance balances receivable.  Insurance and reinsurance balances receivable from the Company’s clients at September 30, 2009 and December 31, 2008, were $376.6 million and $218.3 million, respectively, including balances both currently due and accrued.  The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $2.0 million in bad debt expenses related to its insurance and reinsurance balances receivable.

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

Foreign Currency Risk

The Company and its subsidiaries use foreign currency forward currency contracts and currency swaps to manage currency exposure.  The net contractual amount of foreign currency forward contracts as at September 30, 2009 and December 31, 2008 was $456.8 million and $432.4 million, respectively, and these contracts had a fair value of $(7.9) million and $(9.5) million, respectively.  During the three months and nine months ended September 30, 2009, the Company recorded net realized and unrealized losses of $12.2 million and $23.1 million, respectively, on foreign currency forward contracts and for the three and nine months ended September 30, 2008, the Company recorded net realized and unrealized losses of $0.1 million and $3.1 million, respectively, on foreign currency forward contracts.

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

Financing

When the Company or its subsidiaries issues a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure.  The Company designated $162.0 million foreign currency forwards with notional contractual value as hedging instruments, which had a fair value of $0.4 million as of September 30, 2009. The Company designated $337.7 million foreign currency forwards with notional contractual value as hedging instruments, which had a fair value of $(5.7) million as of December 31, 2008. During the three and nine months ended September 30, 2009, the Company recorded $2.1 million and $4.5 million, respectively, of realized and unrealized losses, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. In comparison, during the three and nine months ended September 30, 2008, the Company recorded $31.3 million and $5.7 million, respectively, of realized and unrealized gains directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

The Company entered into a currency swap agreement to hedge the Euro-denominated Deferrable Interest Debentures recorded as long term debt.  Under the terms of the foreign currency swap, the Company exchanged €13.0 million for $18.4 million, will receive Euribor plus 354 basis points and pay LIBOR plus 367 basis points.  The swap expires on September 15, 2011 and had a fair value of $0.6 million as at September 30, 2009.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the nine month periods ended September 30, 2009 and 2008, approximately 31.4% and 29.1%, respectively, was written in currencies other than the U.S. dollar.  For the nine months ended September 30, 2009, we had net realized and unrealized foreign exchange losses of $3.1 million compared to foreign exchange losses of $3.3 million for the same period in 2008.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item 1B. Unresolved Staff Comments
The Company received a comment letter from the Securities and Exchange Commission (the “SEC”) Division of Corporation Finance dated July 27, 2009, regarding its Annual Reports on Form 10-K and the related annual proxy statement for the fiscal year ended December 31, 2008. In subsequent exchanges with the SEC, all comments, except one regarding annual cash bonuses for the Named Executive Officers, are resolved as of November 3, 2009. As part of this comment process, we have agreed to incorporate into our subsequent periodic filings with the SEC additional disclosures that are responsive to the SEC’s comments. The unresolved staff comment relates to annual cash bonuses for the Named Executive Officers. We expect to resolve this final comment prior to the filing of the Company's Annual Report on Form 10-K and the related annual proxy statement for the fiscal year ended December 31, 2009, and we believe that the ultimate resolution of all of these comments will not have a material impact on the consolidated financial statements and/or related footnotes.

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

Dated:  November 3, 2009

FLAGSTONE REINSURANCE HOLDINGS LIMITED

By:	/s/ David Brown
David Brown
Chief Executive Officer

(Authorized Officer)

By:	/s/ Patrick Boisvert
Patrick Boisvert
Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.