Form 10-K
period 2009-12-31
Flagstone Reinsurance Holdings Ltd
filed 2010-03-01
CIK 1347815

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No   ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2009), was $319,613,429 based on the closing sales price of the Registrant’s common shares of $10.30 on June 30, 2009.

As of February 22, 2010, the Registrant had 82,985,219 common voting shares outstanding, net of treasury shares, with a par value $.01 per share.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 15, 2010 are incorporated by reference into Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.
Part III

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

PART I

References in this Annual Report on Form 10-K to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings Limited and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Marlborough Underwriting Agency Limited, its United Kingdom  Lloyd's managing agency, Island Heritage Holdings Ltd., its Cayman-based insurance holding company, Flagstone Alliance Insurance & Reinsurance PLC, its wholly-owned Cyprus insurance and reinsurance company, Flagstone Reinsurance Africa Limited, its South African reinsurance company, Mont Fort Re Ltd., its wholly-owned Bermuda reinsurance company, and any other direct or indirect wholly-owned subsidiary, unless the context suggests otherwise. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA, its wholly-owned subsidiaries and its Bermuda branch. References to “Marlborough” refer to Marlborough Underwriting Agency Limited, its wholly-owned subsidiaries and Syndicate 1861.  References to “Island Heritage” refer to Island Heritage Holdings Ltd. and its subsidiaries. References to “Flagstone Alliance” refer to Flagstone Alliance Insurance & Reinsurance PLC and its subsidiaries.  References to “Flagstone Africa” refer to Flagstone Reinsurance Africa Limited.  References to “Mont Fort” refer to Mont Fort Re Ltd.   References in this Annual Report on Form 10-K to “dollars” or “$” are to the lawful currency of the United States of America, unless the context otherwise requires.

Cautionary Statement Regarding Forward-Looking Statements.

This Annual Report on Form 10-K contains, and the Company may from time to time make, written or oral “ forward-looking statements ”  within the meaning of the U.S. federal securities laws, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. In particular, statements using words such as  “ may ”, “ should ”,  “estimate ”, “ expect ”, “ anticipate ”, “ intend ”, “ believe ”, “ predict ”, “ potential ”,  or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: market conditions affecting the Company’s common share price; the impact of volatility in the financial markets, including the duration of the economic crisis and the effectiveness of governmental solutions; the weakening economy, including the impact on our consumers’ businesses; fluctuations in interest rates; the effects of corporate bankruptcies on capital markets; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the insurance and reinsurance industries; declining demand due to increased retentions by cedents and other factors; the impact of terrorist activities on the economy; and rating agency policies and practices.

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

Index

ITEM 1.        BUSINESS

General Development

The Company, a global reinsurance and insurance company, was incorporated under the laws of Bermuda in October 2005 and commenced operations in December 2005.  The Company is currently organized into three business segments: Reinsurance, Lloyd’s and Insurance. Through our Reinsurance segment, we write primarily property, property catastrophe and short-tail specialty and casualty reinsurance.  Through our Lloyd’s segment we primarily write property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation. Through our Insurance segment, we primarily write property insurance for homes, condominiums and office buildings in the Caribbean region.   We diversify our risks across business lines by risk zones, each of which combines a geographic zone with one or more types of peril (for example, Texas Windstorm, Florida Hurricane or California Earthquake). The majority of our reinsurance contracts contain loss limitation provisions such as fixed monetary limits to our exposure and per event caps. We specialize in underwriting where sufficient data exists to analyze effectively the risk/return profile, and where we are subject to legal systems we deem reasonably fair and reliable.

Our largest business is providing property catastrophe reinsurance coverage to a broad range of select insurance companies. These policies provide coverage for claims arising from major natural catastrophes, such as hurricanes and earthquakes, in excess of a specified loss. We also provide coverage for claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires and tornados. Our specialty lines, which represent a growing proportion of our business, cover such risks as aviation, energy, hull and cargo, accident and health, agribusiness, engineering, satellite, space, marine, marine liability and workers’ compensation catastrophe.

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

We measure our financial success through long-term growth in diluted book value per share plus accumulated dividends measured over intervals of three years, which we believe is the most appropriate measure of the performance of the Company, a measure that focuses on the return provided to the Company’s common shareholders. Diluted book value per share is obtained by dividing shareholders’ equity by the number of common shares and common share equivalents outstanding including all potentially dilutive securities such as the warrant, performance share units and restricted share units.

We derive our revenues primarily from net premiums earned from the reinsurance and insurance policies we write, net of any retrocessional or reinsurance coverage purchased, net investment income from our investment portfolio, and fees for services provided.  Premiums are generally a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are normally due in installments and earned over the contract term.

Our expenses consist primarily of the following types: loss and loss adjustment expenses (“LAE”) incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our Performance Share Unit (“PSU”) and Restricted Share Unit (“RSU”) Plans, and other general operating expenses; interest expenses related to our debt obligations; and minority interest, which represents the interest of external parties with respect to the net income of Mont Fort, Island Heritage, and Flagstone Africa.

On September 29, 2009, the Company entered into an agreement to become the sole shareholder of Flagstone Africa, previously known as Imperial Re, by acquiring the remaining 35% share previously held by Imperial Holdings Limited. The transaction was completed on November 10, 2009, upon receipt of regulatory approval.

Index

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

Our two primary financial goals are to maintain multiple credit ratings in the “A” range, and to produce growth in diluted book value per share with moderate volatility.  We believe that prudent management of our underwriting risks, relative to our capital base, together with effective investment of our capital and premium income will achieve our financial goals and deliver attractive risk-adjusted returns for our shareholders. To achieve this objective, our strategy is as follows:

Lead the Industry in the Utilization of Proprietary Analytics. We will continue our extensive use of proprietary analytics to select a diversified portfolio of risks that we believe will generate an attractive return on capital over the long term.

Expand Our Strong Broker and Customer Relationships Through Industry Leading Service. We will continue to strengthen our relationships with brokers and customers and build our franchise. We will seek to enhance our reputation with brokers by responding promptly to submissions, as quickly as within one business day, if necessary, and by providing a reasoned analysis to support our pricing. Members of our senior management team will continue to spend a significant amount of time meeting with brokers and potential new clients and strengthening existing relationships.

Leverage Our Global Operating Platform. We will continue to integrate and grow our global operating platform. We believe that by accessing lower cost, yet highly educated and qualified talent, selected from certain of our locations outside of Switzerland, Bermuda and London, and integrating them into our operations through our technology platform, we will be able to achieve greater capabilities than other global reinsurance companies of comparable capital size.

Employ Our Capital Markets Expertise To Optimize Our Return And Expand Our Opportunities. The capital markets experience of our senior management team is being leveraged to access capital markets in innovative ways. For example, we have participated in catastrophe bond structures, including bond structures involving Montana Re Ltd. (“Montana Re”) and Valais Re Ltd. (“Valais Re”), and each provides protection on our global reinsurance portfolio.  Montana Re offers Flagstone protection on its insurance and reinsurance portfolio through two separate tranches, utilizing a Property Claim Service index trigger with state weighted and peril-specific personal and commercial payout factors.

Communicate Proactively and Effectively with the Investor Community. We endeavor to keep our investor base up to date on all recent developments via our website, earnings calls, investor conferences and one on one meetings as requested. This is a top priority for the Flagstone senior management team.

Maintain an Energetic Culture that Continuously Challenges Best Practices. Our team operates in a fast paced dynamic environment and is encouraged to actively challenge best practices in the industry.

Segment Information

The Company is currently organized into three business segments: Reinsurance, Lloyd’s and Insurance. To better align the Company’s operating and reporting structure with its current strategy, as a result of our acquisition of Marlborough, the managing agency for Lloyd’s Syndicate 1861, the Company modified its internal reporting process and the manner in which the business is managed and as a result, the Company revised its segment structure, effective January 1, 2009. As a result of this process, the Company is now reporting its results to the chief operating decision maker based on three reporting segments: Reinsurance, Lloyd’s and Insurance.

Management views the operations and management of the Company as three separate reporting segments. We regularly review our financial results and assess our performance on the basis of our three reporting segments. Financial data relating to our segments is included in Note 21 “Segment Reporting” to our Consolidated Financial Statements (Item 8 below).

Index

Segments, Products and Operations

Reinsurance Segment and Products

We write primarily property, property catastrophe, and short-tail specialty and casualty reinsurance from our offices in Switzerland, Bermuda, Africa, Cyprus, Puerto Rico, and Dubai.  For a discussion of our Global Operating Platform, please see “Operations—Global Operating Platform” below.

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

Short-tail Specialty and Casualty Reinsurance. We also provide short-tail specialty and casualty reinsurance for risks such as aviation, energy, personal accident and health, satellite, marine and workers’ compensation. Generally, our short-tail specialty and casualty reinsurance is written with loss limitation provisions.

For the years ended December 31, 2009, 2008 and 2007, approximately 46%, 60% and 65%, respectively, of the risks we reinsured were related to natural catastrophes, such as hurricanes and earthquakes, in North America, the Caribbean and Europe, although we also have written a significant amount of catastrophe business in Japan and Australasia.

Index

Insurance Segment and Products

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

Lloyd’s Segment and Products

Our Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and Marlborough. Syndicate 1861 primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation.  Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009.  As such there are no comparative numbers for 2008 or 2007.

On September 23, 2009, the Company announced a new Lloyd's property division and syndicate, Syndicate 1969. The new division began writing business for October 1, 2009, initially on behalf of Marlborough's existing Syndicate 1861, but will be supported for the 2010 fiscal year by a new mixed-capital Syndicate 1969, which will provide the majority of the capacity. Syndicate 1861 will assume 25% of all risk, and Syndicate 1969 will use the managing agency services and systems provided by Marlborough and Flagstone.

Operations - Global Operating Platform

We have offices in Bermuda, Switzerland, India, the United Kingdom, Canada, Puerto Rico, Dubai, Cayman Islands, Cyprus, South Africa, Isle of Man, Brazil, the United States and Luxembourg. Most of our senior management, primarily underwriting and risk management functions, are located in Switzerland, Bermuda and London and use the support services from the other offices, with lower operating costs or specialized functions, to deliver products and services to brokers and customers. This provides significant efficiencies in our operations and provides us with access to a large and highly qualified staff at a relatively low cost. We believe that we are positioned to perform and grow these functions outside of Switzerland, Bermuda and London to an extent that distinguishes us among global reinsurance companies of comparable capital size.

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

In London, England, we have Marlborough, the managing agency for Lloyd’s Syndicate 1861 - a Lloyd’s syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance and an international reinsurance marketing operation promoting Flagstone to international and multinational clients. In addition, our U.K. operations, through Flagstone Representatives Limited, our London based market intermediary regulated by the Financial Services Authority (“FSA”), work alongside our underwriters to develop global business opportunities and maintain relationships with existing clients. During 2009, we have opened further offices in Rio de Janeiro and New York.  The Rio office allows us access to the growing Brazilian market, and the opening of our agency in New York has opened up the North American Marine and Energy market on both a primary and reinsurance basis.

Our research and development efforts, proprietary software development, systems implementation, part of our catastrophe modeling and risk analysis team, part of underwriting administration, finance and accounting, and our investments analysis team are based in Hyderabad, India. Our office is located in the state of Andhra Pradesh, a region with reputed educational institutes, many highly educated and talented financial analyst and software professionals, and the operating costs are substantially below those in Switzerland, Bermuda and London. From support services perspective, Hyderabad center well complements our other support center, Halifax, Nova Scotia, Canada, and we are able to provide 24x7 support to our global underwriting operations.

In Halifax, Nova Scotia, Canada, we have a computer data center where we run support services such as accounting, claims, risk modeling systems implementation and support, IT infrastructure, proprietary systems development and high performance computing. Halifax has a concentration of university graduates with professional backgrounds and credentials in such areas as finance, information technology and science which are appropriate for our operational support functions. In general, the cost of employing a highly skilled work force in Halifax is lower than in Bermuda, Switzerland and London. In addition, Halifax is in the same time zone as Bermuda, which facilitates communications between our offices.

Our Puerto Rico office, established in 2007 and licensed with the Office of the Commissioner of Insurance of Puerto Rico, provides an underwriting platform targeting the Caribbean and Latin American regions, primarily on behalf of Flagstone Suisse.

Index

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

Ratings

Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Rating organizations continually review the financial positions of insurers and reinsurers, including Flagstone.  The following are the current financial strength ratings from internationally recognized rating agencies for Flagstone Suisse:

Rating Agency	Financial Strength Rating
A.M. Best	A-	Excellent (Stable outlook)
Moody’s Investor Services	A3	Strong (Negative outlook)
Fitch	A-	Adequate (Stable outlook)

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

Syndicate 1861 at Lloyd’s of London:  All Lloyd’s syndicates, including Syndicate 1861, benefit from Lloyd’s central resources, including the Lloyd’s brand, its network of global licenses and the “Central Fund”. The “Central Fund” is available at the discretion of the Council of Lloyd’s to meet any valid claim that cannot be met by the resources of any member. As all Lloyd’s policies are ultimately backed by this common security, a single market rating can be applied. Lloyd’s as a market is rated as follows:

Rating Agency	Financial Strength Rating
A.M. Best	A	Excellent (Stable outlook)
Standard & Poor’s	A+	Strong (Stable outlook)
Fitch	A+	Strong (Stable outlook)

The syndicate benefits from these ratings and the Company believes that ratings impairments below A- would materially impair the syndicate’s ability to write business.

Index

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

We limit risks on an absolute zonal basis for property reinsurance. Similarly we limit maximum aggregate insurance exposure to specified geographic concentrations through the use of geographic information systems technology.

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

Index

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

We apply similar scenario based approaches along with absolute aggregate loss limitations to non- natural catastrophe and/or non-property exposed risks.  For example, airline exposure in the aviation line is highly concentrated and therefore essential to monitor maximum potential event and annual aggregate exposures; we have developed a model that simulates 20,000 years of potential airline losses including secondary losses to product manufacturers.  In addition, we manage our maximum loss potential to various industry size losses.  We apply similar methodologies to U.S. crop, satellite, marine, energy, and property risk.

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

Index

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

Gross premiums written by broker, shown individually where premiums are 10% or more of the total in any of the last three years, were as follows:

	Year ended December 31, 2009		Year ended December 31, 2008		Year ended December 31, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Aon Benfield	$367,428	37.2%	$369,037	47.2%	$245,664	42.6%
Guy Carpenter	230,663	23.3%	162,236	20.7%	153,781	26.6%
Willis Group	98,662	10.0%	56,997	7.3%	77,030	13.3%
Other brokers (1)	291,738	29.5%	193,619	24.8%	100,675	17.5%
Total	$988,491	100.0%	$781,889	100.0%	$577,150	100.0%

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

An initial review is conducted by a claims analyst to ensure correct loss and reinstatement premium calculations prior to approval/entry into our underwriting/claims/accounting system.

Underwriters, underwriting managers, claims management and senior management review claims submissions prior to entry and settlement. On occasions where legal contract review is necessary, claims are subject to internal legal review from counsel. Once the validity of the given claim is established, responsibility for management of the claim is transferred to our claims department. As the claim develops, the claims department is empowered to draw on those resources, both internal and external, it deems appropriate to settle the claim appropriately.

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

Index

As part of a risk based approach to claims management, for catastrophe insurance claims through Island Heritage we reserve the right to remove agent’s claims settlement authority in the case of catastrophe events to enable in-house claims management, thereby controlling the claims management process internally and limiting our overall risk exposure.

Loss Reserves

We establish reserves for losses and loss expenses that arise from our insurance and reinsurance products.  Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred.  Loss and loss adjustment expense reserves (or loss reserves) are typically comprised of (1) case reserves, which are established for specific, individual reported claims and (2) reserves for losses that have been incurred but for which claims have not yet been reported to us, referred to as incurred but not reported (“IBNR”) reserves. Our estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claims severity and frequency and other variable factors such as inflation. It is likely that the ultimate liability will be greater or less than such estimates and that, at times, this variance could be material.

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

We reaffirm the validity of the assumptions we use in the reserving process on a quarterly basis during an internal review process. During this process, the actuaries verify that the assumptions continue to form a sound basis for projection of future liabilities.

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

Index

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

The following table presents the development of our loss and loss adjustment expense reserves for December 31, 2006 through December 31, 2009, and the breakdown of our loss and loss adjustment expense reserves as at December 31, 2009 per accident year, net of claims paid (in thousands of U.S. dollars):

	Years ended December 31,
	2006	2007	2008	2009

Gross liability for unpaid losses and loss expense	$22,516	$180,978	$411,565	$480,660
Retroceded liability for unpaid losses and loss expenses		(1,355)	(16,422)	(19,270)
Net liability for unpaid losses and loss expenses	$22,516	$179,623	$395,143	$461,390

Net reserves re-estimated as of:
One year later	$18,641	$163,946	$388,553
Two years later	13,455	149,776
Three years later	11,357

Cumulative redundancy	$(11,159)	$(29,847)	$(6,590)

Cumulative amount of net liability paid through:
One year later	$6,948	$80,651	$220,126
Two years later	10,159	113,527
Three years later	10,329

Investments

The investment management guidelines of the Company are set by the Finance Committee of our Board of Directors. The Finance Committee establishes investment policies and guidelines for both internal and external investment managers.

In 2007, management under the auspices of, the Finance Committee conducted a comprehensive asset allocation study, consistent with modern practice in portfolio optimization, and developed a sophisticated optimization model using asset classes the Company is allowed to invest in from fiscal, regulatory, and liquidity aspects. The model aims at achieving higher expected total returns while maintaining adequate liquidity to pay potential claims and preserving our financial strength rating. The asset class composition of the model output may include a significant allocation to high grade fixed maturities securities, with the balance invested between other asset classes, such as money markets, U.S. equities, developed and emerging market equities, commodities, private equity, real estate and cash equivalents. Typically a small portion of investments may be allocated to private equity, real estate and commodities. We optimize asset allocation periodically, by taking into consideration the financial market conditions.  We implemented such periodically optimized strategic target allocation in 2007 and 2008. Currently, our portfolio is optimized to be conservative in response to the 2008 deterioration in the financial markets with about 90% concentration in fixed maturities and cash equivalents, with the remainder diversified between commodities, real estate, and equities.

We have a bias against active management in favor of indexing and passive securities that are generally the most liquid. A number of our equity and other exposure implementations, when they form part of our asset allocation, use futures contracts and swaps, whereas the assets in a short term portfolio, support the futures contracts as if those assets were pledged and not available for liquidity purposes. This passive implementation strategy gives us a low cost and efficient way, using a mixture of liquid exchange-traded assets. From time to time we use external managers for implementing certain assets classes in order to get the advantage of scale. Our strategic asset allocation and indexing capabilities are also complemented by other in-house strengths for passively indexing fixed income strategies, short term (money markets) portfolio management, overall risk management, liquidity management and hedging.

Index

Competition

We operate in highly competitive markets. We compete with major and mid-sized U.S., Swiss, Bermudian, United Kingdom, Caribbean, South African and other international reinsurers and insurers, some of which have greater financial, marketing and management resources than we do. We also compete with government-sponsored insurers and reinsurers, and with new companies which continue to be formed to enter the reinsurance market. In addition, established competitors have completed or may be planning to complete additional capital raising transactions. Capital markets also offer alternative products that are intended to compete with traditional reinsurance products.

In particular, we compete with insurers and reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Re Group, AXIS Capital Holdings Ltd., other syndicates at Lloyd’s of London, Montpelier Re Holdings Ltd., Renaissance Re Holdings Ltd., XL Re Ltd., the Sagicor Financial group of companies, Guardian General Insurance Limited, Munich Re Group, Swiss Re Group, Hannover Reinsurance Africa Limited, Africa Reinsurance Corporation, SCOR S.E. and Everest Re Group Ltd. and similar companies.

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

In our Insurance segment, where competition is focused on price as well as availability, service and other considerations, we compete with insurers that provide property and casualty based lines of insurance such as other syndicates at Lloyd’s of London and local Caribbean insurers.

Other Subsidiaries

Flagstone Africa

On June 26, 2008, Flagstone Suisse purchased 3,714,286 shares (representing a 65% interest) in Imperial Re. In July, 2008, the South Africa Registrar of Companies recorded a change of name from Imperial Re to Flagstone Africa.  On November 10, 2009, Flagstone Suisse purchased an additional 1,999,998 shares, representing the remaining 35% interest in Flagstone Africa. Flagstone Africa is domiciled in South Africa and writes multiple lines of reinsurance in sub-Saharan Africa. This acquisition gives the Company capacity in a fast growing and technically adequate market.

Flagstone Alliance

The Company acquired Flagstone Alliance, formerly known as Alliance Re, in 2008.  Flagstone Alliance, domiciled in the Republic of Cyprus is a specialty property and casualty reinsurer writing multiple lines of business in Europe, Asia, and the Middle East & North Africa region.

Lloyd's

Our Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and Marlborough. Syndicate 1861 primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation. Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009. As such there are no comparative numbers for 2008 or 2007.

Index

On September 23, 2009, the Company announced a new Lloyd's property division and syndicate, Syndicate 1969. The new division  began writing business for October 1, 2009,  initially on behalf of Marlborough's existing Syndicate 1861, but will be supported for the 2010 fiscal year by a new mixed-capital Syndicate 1969, which will provide the majority of the capacity and use the managing agency services and systems provided by Marlborough and Flagstone. Syndicate 1861 will assume 25% of all risks written by the division and Syndicate 1969, 75% in 2010.

Mont Fort

The Company owns all of the outstanding common shares of Mont Fort. Mont Fort is organized under the laws of Bermuda as an exempted company which is registered as both a general business Class 3 insurer and long-term insurer and is also registered as a “segregated accounts” company under the Bermuda Segregated Accounts Companies Act 2000 (as amended) (the “SAC Act”). The SAC Act enables Mont Fort to establish segregated accounts, referred to as cells. Each cell of Mont Fort has a distinct business strategy, underwriting strategy and underwriting risk management program.  Mont Fort has established three cells: Mont Fort ILW, Mont Fort ILW 2 Cell, and Mont Fort High Layer or Mont Fort HL.  Each cell of Mont Fort raises capital through preferred shares issued by Mont Fort and linked to that cell, underwrites its own risks and, to the fullest extent provided by the SAC Act, is solely responsible for liabilities arising from those risks. Each cell uses the proceeds of those offerings to underwrite reinsurance which will be ceded to Mont Fort by Flagstone.

The results of Mont Fort are included in the Company’s consolidated financial statements with effect from January 12, 2007 being the date that the Mont Fort HL cell was established, and which the Company determined was the date that the Company became the primary beneficiary of Mont Fort in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic on Consolidations. The portions of Mont Fort’s net income and shareholders’ equity attributable to holders of the preferred shares for the years ended December 31, 2009, 2008 and 2007 are recorded in the consolidated financial statements of the Company as noncontrolling interest.   On August 10, 2009, Mont Fort repurchased 43.6 million preferred shares relating to its first cell, Mont Fort ILW for $63.1 million.  As at December 31, 2009, the net assets of each cell total $nil for Mont Fort ILW, $89.4 million for ILW2 and $46.6 million for Mont Fort HL.

In addition, the Company does not count Mont Fort’s contracts against its zonal limits or otherwise consider Mont Fort as a subsidiary for its underwriting and risk management procedures.

Island Heritage

Island Heritage is a property insurer based in the Cayman Islands, Puerto Rico and Barbados which primarily is in the business of insuring homes, condominiums and office buildings in the Caribbean region.  On July 3, 2007, the Company purchased 73,110 shares (representing a 21.4% interest) in Island Heritage for a purchase price of $12.6 million. With this acquisition, the Company took a controlling interest in Island Heritage by increasing its ownership to 54.6% of the voting shares.  The Company had previously acquired 33.2% of the shares through three purchases in March 2006 (18.7% interest), October 2006 (9.8% interest) and May 2007 (4.7% interest).  Following the acquisition, the Company’s representation on Island Heritage’s board and the close working relationship with its management allows us to promote and support best practices in the underwriting of Island Heritage’s underlying business and to consequently enhance the quality of data available to Flagstone to underwrite the reinsurance of such business. On June 30, 2008, the Company acquired an additional 16,919 shares in Island Heritage (representing 5% of its common shares) for total consideration of $3.3 million, taking its total shareholding in Island Heritage to 203,129 shares (representing a 59.6% interest).  The Company recorded $1.3 million of goodwill on the acquisition.  In July 2008, Island Heritage issued common shares to certain employees under a stock based compensation plan which resulted in a small dilution of the Company’s ownership to 59.2%. In July 2009, Island Heritage issued common shares to certain employees under a stock based compensation plan which resulted in a small dilution of the Company’s ownership to 58.8%.

As a result of the acquisition of the controlling interest, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest in the Company’s consolidated financial statements.

Employees

The Company had 471 employees at February 15, 2010.  We believe that our relations with our employees are satisfactory.

Index

Regulation

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

In July 2008 the Insurance Amendment Act 2008 (the “Amendment Act”) was promulgated, which among other things, created a new supervisory framework for Bermuda insurers by establishing new risk-based regulatory capital adequacy and solvency margin requirements. The implementation of the new supervisory framework is to occur in phases, commencing with Class 4 insurers before being extended to certain commercial Class 3, Class 3A and Class 3B insurers.  Under the new regulatory framework ushered in by the Amendment Act on December 31, 2008, the BMA promulgated the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008 , as amended by the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Amendment Order 2009 which came into operation on December 31, 2009 (together the “Order”) which mandates that a Class 4 insurer’s Enhanced Capital Requirement (“ECR”) be calculated by either (a) the model set out in Schedule 1 to the Order or (b) an internal capital model which the BMA has approved for use for this purpose.  More information on the ECR and the new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act can be found in the section below entitled “Enhanced Capital Requirements and Minimum Solvency”.

On December 11, 2008, the Bermuda House of Assembly approved amendments to Bermuda’s existing insurance regulations (the “Regulations”). The amended Regulations, which came into effect on December 31, 2008, complement and in certain respects, are consequential to the changes instituted under the Amendment Act.

Index

The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance companies in Bermuda. As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed. Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits. The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 4, Class 3, Class 3A and Class 3B insurers. The BMA has also recently issued guidance notes, or the Guidance Notes, in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the BMA’s approach in implementing, the Insurance Act.

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

Loss Reserve Specialist.   As a registered Class 4 insurer, Flagstone Suisse is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified property casualty actuary, must be approved by the BMA.  Our Reserving Actuary has been approved as our loss reserve specialist. Our Chief Actuary is also the loss reserve specialist for Mont Fort and Haute Route.

Statutory Financial Statement.   Flagstone Suisse must prepare annual statutory financial statements. The Bermuda Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Flagstone Suisse is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the shareholders of the Company. Flagstone Suisse, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

GAAP or IFRS Financial Statements.  The Amendment Act introduced additional financial statement requirements for Class 4 insurers.  With effect from December 31, 2008, Class 4 insurers, like Flagstone Suisse, are required to prepare and file with the BMA audited annual financial statements prepared in accordance either with GAAP (that apply in Bermuda, UK, USA or such other GAAP as the BMA may recognize) or International Financial Reporting Standards (“IFRS”). The GAAP or IFRS statements must be submitted within four months from the end of the financial year to which they relate or such longer period as may be specified by the BMA upon application but no longer than seven months.  The BMA will publish a Class 4 insurer’s audited financial statements.

Index

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

Capital and Solvency Return. With effect from December 31, 2008, Class 4 insurers are required to file with the BMA a capital and solvency return (“CSR”) no later than four months after its financial year end (unless specifically extended upon application to the BMA). The CSR is the return comprising a Class 4 insurer’s Bermuda Solvency Capital Requirement or, if relevant, approved internal model (see “ Enhanced Capital Requirements and Minimum Solvency” below ) and setting out the insurers risk management practices and, if appropriate, other information used by the insurer to calculate its approved internal model.

Enhanced Capital Requirement and Minimum Solvency. The new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act, which came into effect on December 31, 2008, provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization (termed the Bermuda Solvency Capital

Requirement (“BSCR”)). BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed and is set out in the Order, published on December 31, 2008, applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.

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

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA seeks that insurers operate at or above a threshold capital level which is referred to as the Target Capital Level (“TCL”), which exceeds the BSCR or approved internal model minimum amounts.

The capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to or exceeding ECR and set TCL at 120% of ECR.  The BMA also has a degree of discretion enabling it to impose ECR on insurers in particular cases, for instance where an insurer falls below the TCL. In those cases, the new risk-based capital model should be supplemented by a requirement for the affected insurers to conduct certain stress and scenario testing in order to assess their potential vulnerability to defined extreme events. Where the results of scenario and stress-testing indicate potential capital vulnerability, the BMA would be able to require a higher solvency ‘cushion’ by increasing the 120% TCL figure. In circumstances where an insurer has failed to comply with an ECR given by the BMA in respect of that insurer, such insurer is prohibited from declaring or paying any dividends until the failure is rectified and the insurer is obliged to (i) provide the BMA, within fourteen days of the failure, with a written report as to why the failure occurred and remedial steps to be taken; and (ii) within forty-five days of the failure to provide the BMA with unaudited interim financial statements. In addition the opinion of the loss reserve specialist, a general business solvency certificate in respect of the unaudited financials and a CSR reflecting an ECR prepared using post-failure data must also be filed.

The new risk-based solvency capital regime described above is the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended).  While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Flagstone Suisse must also ensure that, at all times, its ECR is at least equal to the minimum solvency margin for a Class 4 insurer in respect of its general business, which is the greater of:

•	100,000,000 Bermuda Dollars;

•	50% of net premiums written (being gross premiums written less any reinsurance premiums ceded (not exceeding 25% of gross premiums written)); or

•	15% of net loss and loss expense provisions and other general business insurance reserves.

Index

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

Restrictions on Dividends and Distributions. In addition, under the Bermuda Insurance Act, a Class 4 insurer is prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown on its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its required solvency margins. Flagstone Suisse as a Class 4 insurer must obtain the BMA’s prior approval before reducing its total statutory capital, as shown on its previous financial year statutory balance sheet, by 15% or more.

Furthermore, under the Companies Act, the Company may only declare or pay a dividend, or make a distribution out of contributed surplus as the case may be, if the Company has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

Failure to Comply with ECR.   Should an insurer fail to comply with an ECR applicable to it under a Section 6A Order then such insurer is prohibited from declaring or paying any dividends until such failure is rectified and the onus falls upon the insurer:

•	within 14 days of becoming aware of such failure, to provide a written report to the BMA regarding why it failed to comply and proposed steps to be taken to rectify the failure; and

•	within 45 days of becoming aware of such failure, to provide to the BMA;

•	unaudited interim statutory financial statements;

•	the opinion of a loss reserve specialist;

•	a general business solvency certificate in respect of those financials; and

•	a capital and solvency return reflecting an ECR prepared using post failure data.

Index

Shareholder Controller Notification. Any person who becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of the Company must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having become such a holder, whichever is later. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their shareholding in us and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense. In addition, Flagstone Suisse will be responsible for giving written notice to the BMA of the fact that any person has become or ceases to be 10%, 20%, 33% or 50% controller of Flagstone Suisse. The Notice has to be given within 45 days of Flagstone Suisse becoming aware of the relevant facts.

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

Disclosure of Information.   In addition to powers under the Bermuda Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. The BMA also may assist other regulatory authorities, including foreign insurance regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda, subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority, and the BMA must consider whether to cooperate is in the public interest. The grounds for disclosure are limited and the Bermuda Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

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

Bermuda Guidance Notes.   The BMA has issued Guidance Notes through its website at www.bma.bm on the application of the Bermuda Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Bermuda Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists.  The Guidance Notes provides guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers.  The BMA has stated that the Guidance Notes should be understood as reflecting the minimum standard that the BMA expects insurers such as Flagstone Suisse and other relevant parties to observe at all times.

Index

The BMA has published a number of consultation and discussion papers covering the following proposed regulatory changes which may or may not become adopted in present or revised form in the future:

(a)	the introduction of a group-wide supervision for insurance groups and insurance subgroups that form part of a financial group or mixed conglomerate;

(b)
the introduction of a three-tried capital system designed to assess the quality of an insurer’s capital resources eligible to satisfy an insurer’s regulatory capital requirement level. It is intended that this regime be introduced effective December, 31 2010;

(c)
the issuance of an Insurance Code of Conduct which establishes duties, requirements and standards to be complied with by insurers including the procedures and sound principles to be observed by such insurers;

(d)	enhancements to the disclosure and transparency regime by introducing a number of additional qualitative and quantitative public and regulatory disclosure requirements;

(e)	the introduction of own risk and solvency assessment which will require insurers to demonstrate the link between capital adequacy, risk governance process and strategic decision making.

Permit Company Regulation

Flagstone Suisse operates in Bermuda (through its Bermuda branch) under a permit dated April 14, 2008, granted by the Bermuda Minister of Finance and is subject to Bermuda law relating to permit companies, significant aspects of which are set forth below.

Annual Fees and Declaration.   Bermuda law requires every permit company to pay during March each year its annual fee and at the same time file a declaration, which must be signed by two directors or a director and the secretary, indicating the permit company’s principal business, assessable capital and amount of annual fee payable.  If the permit company fails to pay the appropriate annual fee then it and every officer of the permit company are liable to a default fine (except where the Bermuda Registrar of Companies (“Registrar”) is satisfied that such non compliance is not the result of willful neglect or default by either the permit company or all of the officers of the permit company).  If a permit company fails to pay the annual fee within three months its due date, the permit company shall cease to carry on business until a fee and any penalty that may have been incurred has been paid. If an appropriate fee is not paid within three months of the due date and the permit company continues to carry on business, the permit company shall be liable to a fine of 100.00 Bermuda dollars in respect of each day that it carries on business in contravention of not paying its annual fee.

Change of Particulars.   Each permit company is required to notify the Registrar within 30 days of any of the following particulars changing:  (a) its Memorandum of Association, or in the event of it not having a Memorandum of Association, the objects of such permit company, the names of the directors and their nationalities, the trade or business it is permitted to engage in or carry on in Bermuda and the amount of its authorised and share capital; (b) particulars of its place of business in Bermuda and the address of its registered office outside Bermuda; and (c) lists of persons resident in Bermuda authorized to accept on its behalf service of process and any notices required to be sent on it.

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

Index

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

·
the acquisition or holding of land in Bermuda, except land held by way of lease or tenancy agreement which is required for our business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for our officers and employees and held with the consent of the Bermuda Minister of Finance for a term not exceeding 21 years;

·	the taking of mortgages on land in Bermuda in excess of 50,000 Bermuda dollars;

·	the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities; or

·	subject to some exceptions, the carrying on of business of any kind in Bermuda for which we are not licensed in Bermuda.

While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Bermuda Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

The Company will also need to comply with the provisions of the Bermuda Companies Act regulating the payment of dividends and making distributions from contributed surplus. Under the Bermuda Companies Act, a company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Issued share capital is the aggregate par value of a company’s issued shares, and the share premium account is the aggregate amount paid for issued shares over and above their par value. Share premium accounts may be reduced in certain limited circumstances. The Bermuda Companies Act also regulates return of capital, reduction of capital and any repurchase or redemption of shares by the Company. In addition, as discussed above under “Bermuda Insurance Regulation- Restrictions on Dividends and Distributions”, certain provisions of the Bermuda Insurance Act will limit Flagstone Suisse’s ability to pay dividends to the Company.

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

Index

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

Switzerland

Our Swiss reinsurance subsidiary, Flagstone Suisse, is a société anonyme headquartered in Martigny, Switzerland.

Regulation and Supervision

The conduct of reinsurance business by a company headquartered in Switzerland requires a license granted by FINMA. In principle, licensing and supervision requirements are imposed on Flagstone Suisse as a standalone legal entity.  However, in certain circumstances FINMA may issue a decision to exercise supplementary supervision over a group of companies.

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

Index

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

The Swiss Solvency Test or SST:  Under this approach, capital adequacy is given if risk bearing capital exceeds Target Capital.  This involves a more sophisticated analysis providing for a market-consistent valuation of all assets and liabilities in the firm with a methodological approach to risk categories (insurance risk, credit risk etc.) subjecting them to scenario stress tests at a basic level in the context of the standard regulatory approach but, where appropriate, permitting the use of internal models in the overall management of risk, once such models are validated.  The validation of internal models is a general process which FINMA has pursued with all regulated firms over the past year and is ongoing.

The SST is very close to the “Solvency II” standard of the European Union.  We expect that the Swiss regulation will achieve mutual recognition in other parts of the world. On February 1, 2010, Switzerland was formally recognized as equivalent by the EU committee of supervisors, the Committee of European Insurance and Occupational Pensions Supervisors ("CEIOPS"), firstly as regards the EU Reinsurance Directive of 2005 regulating pure reinsurers and secondly as regards its supervisory regime. This will preserve and facilitate global opportunity and market access of our offering in the reinsurance sector.

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

Supervisory Process

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

Index

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

External Auditor Involvement

Audit firms are subjected to approval and supervision by FINMA and are a significant agent in the supervisory process applying to reinsurance companies (FINMALaw 24 et seq.).  Auditors report both to the governing body of the company and to FINMA. They report to the Board on the financial statements of the company and on regulatory shortcomings with a requirement for remediation.  Material shortcomings are reported directly to FINMA.  A standardized audit report on these topics is prescribed by FINMA Directive.  Failure to have an audit conducted in accordance with legal requirements, to fulfill the legal duty of cooperation with auditors or for the auditors to perform their role properly (including whistle blowing or failing to identify regulatory breaches) all attract criminal sanctions.

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

United Kingdom

Lloyd's Regulation

General

We participate in the Lloyd's market through our ownership of Marlborough and Flagstone Corporate Name Limited ("FCNL").    Marlborough is the managing agent for Syndicates 1861 and 1969 (which commenced underwriting in 2010), while FCNL is a corporate member and provides underwriting capacity to Syndicate 1861.

Marlborough's operations are franchised by Lloyd’s.  The Lloyd’s Franchise Board was formally constituted on January 1, 2003. The Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates. The Lloyd’s Franchise Board requires annual approval of Marlborough's business plan for the Lloyd's syndicates which it manages, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Lloyd’s also imposes various charges and assessments on its members.  If material changes in the business plan for Syndicates 1861 or 1969 were required by Lloyd’s, or if charges and assessments payable by FCNL to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of Marlborough and FNCL. The Group has provided capital to Lloyd’s to support FCNL's underwriting business at Lloyd's.  Dividends from a Lloyd's managing agent and a Lloyd's corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.

By entering into a membership agreement with Lloyd’s, FNCL undertakes to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000 ("FSMA") that are applicable to it.

Index

Capital Requirements

The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined under the Individual Capital Adequacy regime of the U.K.'s  financial services regulator, the Financial Services Authority ("FSA"). The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

Restrictions

A Reinsurance to Close (“RITC”) is a contract to transfer the responsibility for discharging all the liabilities that attach to one year of account of a syndicate into a later year of account of the same or different syndicate in return for a premium. An RITC is put in place after the third year of operations of a syndicate year of account. If the managing agency concludes that an appropriate RITC for a syndicate that it manages cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd’s of a corporate member that is a member of that syndicate without the consent of Lloyd’s and such consent will only be considered where the member has surplus Funds at Lloyd’s.

Ratings

The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies (A.M. Best, Standard & Poor’s, Fitch Ratings).  A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s syndicates to be able to trade in certain classes of business at current levels.  Marlborough and FNCL would be adversely affected if Lloyd’s current ratings were downgraded.

Intervention Powers

The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s.  It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year. If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

Change of Control

Lloyd's approval is also required before any person can acquire "control" (as defined below in relation to FSMA and giving prior notification to the FSA) of a Lloyd's managing agent or Lloyd's corporate member.

FSA Regulation

General

Marlborough's operations are regulated by the FSA as well as being franchised by Lloyd’s of London.  The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents (such as Marlborough) which it regulates, including the power to remove their authorization to manage Lloyd’s syndicates.  In addition, each year the FSA requires Lloyd’s to satisfy an annual solvency test which measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off.  If Lloyd’s fails this test, the FSA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.

Lloyd’s as a whole is authorized by the FSA and is required to implement certain rules prescribed by the FSA, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA directly monitors Lloyd’s managing agents’ compliance with the systems and controls prescribed by Lloyd’s. If it appears to the FSA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the FSA may intervene at its discretion.

Future regulatory changes or rulings by the FSA could interfere with Marlborough’s business strategy or financial assumptions, possibly resulting in an adverse effect on Marlborough's financial condition and operating results.

Index

Change of Control

The FSA regulates the acquisition of “control” of any Lloyd’s managing agent which is authorized under FSMA.  Any company or individual that (together with or any other person acting in concert) directly or indirectly acquires 10% or more of the shares in a Lloyd’s managing agent or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power such Lloyd's managing agent or its parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such Lloyd's managing agent or its parent company by virtue of his shareholding or voting power in either.  A purchaser of 10% or more of the  ordinary shares (acting alone or in concert with other persons) would therefore be considered to have acquired “control” of Marlborough. Under FSMA, any person proposing to acquire “control” over a Lloyd's managing agent must give prior notification to the FSA of his intention to do so.  The FSA would then have sixty working days to consider that person's application to acquire “control.”  Failure to make the relevant prior application could result in action being taken against Marlborough by the FSA. Lloyd's approval is also required before any person can acquire "control" (using the same definition as for the FSA) of a Lloyd's managing agent or Lloyd's corporate member.

Other Applicable Laws

Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the European Union, as well as each nation, state and locality in which it operates.  Material changes in governmental requirements and laws could have an adverse affect on Lloyd’s and its member companies, including Marlborough and FNCL.

Cayman Islands

Island Heritage is an ordinary company incorporated under the laws of the Cayman Islands (registered number 63479) and maintains a Class A Insurance License.

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

Index

Republic of Cyprus

Flagstone Alliance is incorporated in the Republic of Cyprus. The Superintendent of Insurance of Cyprus supervises the operation of Flagstone Alliance and its license was given pursuant to the new insurance legislation The Law on Insurance Services and Other Related Issues of 2002 ("Insurance Law") that came into force on January 1, 2003 and has since been amended to fully comply with the EU directives. Flagstone Alliance is licensed to conduct general insurance and reinsurance business.

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

Flagstone Alliance is required to comply with the following principal requirements under the Law:

•	Carry on its insurance business in accordance with the terms of its license.

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

FCML is a fixed capital investment company qualifying as a specialized investment fund under the Luxembourg law of February 13, 2007, and may be constituted with multiple sub funds each corresponding to a distinct part of the assets and liabilities of the investment company.  It is regulated by the Luxembourg Commission de Surveillance du Secteur Financier or CSSF.  As at December 31, 2009, only one sub fund was operational and the net investment assets of FCML amounted to $881.7 million.

FCML employs a number of senior investment professionals and its governing bodies are staffed with senior officers from other subsidiaries of Flagstone, including Flagstone Finance S.A., a Luxembourg holding company coordinating the financial holdings of Flagstone throughout Europe.

Where You Can Find More Information

The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, are available free of charge through the investor information pages of its website, located at  www.flagstonere.com.   Alternatively, the public may read or copy the Company’s filings with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://  www.sec.gov ).

Index

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

Index

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

We may not be able to adequately assess and reserve for the increased frequency and severity of catastrophes due to environmental factors including climate change, which may have a material adverse effect on our financial condition.

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

Recent scientific studies have indicated that the frequency of hurricanes has increased and may further increase in the future relative to the historical experience over the past 100 years. We continuously monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information, such as these studies. However, it is possible that, even after these adjustments, we have underestimated the frequency or severity of hurricanes or other catastrophes.

Given the scientific uncertainty about the causes of increased frequency and severity of catastrophes and the lack of adequate predictive tools, we may not be able to adequately model the associated losses, which would adversely affect our profitability.

Index

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

Index

A failure to attract and retain key personnel could impede the implementation of our business strategy, reduce our revenues and decrease our operational effectiveness.

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of David Brown, our Chief Executive Officer; Mark Byrne, the Executive Chairman of our Board of Directors; Patrick Boisvert, our Chief Financial Officer; Gary Prestia, our Chief Underwriting Officer North America ; Guy Swayne, Chief Underwriting Officer International; and David Flitman, our Chief Actuary, among other key employees. Although we are not aware of any planned departures, the loss of any of their services or the services of other members of our management team or difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of the above named executives, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreements for Messrs. Byrne and Brown provide that either party may terminate their agreement upon 365 days’ advance written notice, the employment agreements with Messrs. Prestia and Swayne provide that either party may terminate the agreement upon 180 days’ advance written notice, and the employment agreements with Messrs. Boisvert and Flitman provide that either party may terminate the agreement upon 90 days’ advance written notice. We do not currently maintain key man life insurance policies with respect to them or any of our other employees.

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

We market our reinsurance and insurance on a worldwide basis primarily through reinsurance brokers and insurance brokers and agents, and we depend on a small number of reinsurance brokers and insurance brokers and agents for a large portion of our revenues. Since we commenced operations in December 2005, substantially all of our gross premiums written were sourced through brokers. The following brokers, Aon Benfield (37.2%), Guy Carpenter & Company, Inc. (23.3%) and Willis Group Holdings Ltd. (10.0%), provided a total of 70.5% of our gross premiums written for the year ended December 31, 2009. Affiliates of these and other brokers have historically co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could limit our ability to write new reinsurance policies and reduce our revenues.

Index

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

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies.  Flagstone Suisse has received “A-” financial strength ratings from both A.M. Best and Fitch Ratings and “A3” ratings from Moody’s Investor Services and each of Island Heritage, Flagstone Alliance and Flagstone Africa has received an A- from A.M. Best.  These ratings are financial strength ratings and are designed to reflect our ability to meet our financial obligations under our policies. These ratings do not refer to our ability to meet non-reinsurance and non-insurance obligations and are not a recommendation to purchase any policy or contract issued by us or to buy, hold or sell our securities.

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

The indentures governing our Deferrable Interest Debentures would restrict us from declaring or paying dividends on our common shares if the Company (1) is downgraded by A.M. Best to a financial strength rating below A- and fails to renew more than 51% of its net premiums written during any twelve-month period; (2) is downgraded to a financial strength rating below A- and sells more than 51% of its rights to renew net premiums written over the course of a twelve-month period; (3) is downgraded to a financial strength rating below B++; or (4) withdraws its financial strength rating from A.M. Best.

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

Index

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

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial service industry, including brokers and dealers, banks and other institutions which is experiencing unprecedented deterioration and volatility as a result of the current financial crisis (see the risk factor headed “Deterioration in the public debt, equity and commodities markets could lead to additional investment losses, and could materially and adversely affect our business and results of operations”).  Many of these transactions expose us to credit risk in the event of default of our counterparty.  In addition, with respect to secured transactions, our credit risk may be exacerbated when our collateral cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it.  We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and equity investments.  Any such losses or impairments to the carrying value of these assets could materially and adversely affect our business and results of operations.

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

The investment income derived from our invested assets was $28.5 million for the year ended December 31, 2009. For the year ended December 31, 2009, the total return on invested assets was 4.6% compared to (13.9%) for the year ended December 31, 2008.  The change in the return on invested assets of 18.5% during the year ended December 31, 2009, compared to the same period in 2008 is primarily due to the significant declines in the global equity, bond and commodities markets in 2008.  Such declines in the equity, bond and commodities markets were attributable to the broader deterioration and volatility in the credit markets, the widening of credit spreads in fixed income sectors, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions and the lingering impact of the sub-prime residential mortgage crisis. In October 2008, given the turbulent worldwide financial markets, the Finance Committee of the Board decided to revise the Company's asset allocation and accordingly, significantly reduced the risk of the Company's portfolio by eliminating its direct exposure to equities and to non-U.S. real estate and by lowering its exposure to commodities. However, our more conservative investment portfolio also limits our potential return on invested assets.  Our investment policies seek capital appreciation and thus will be subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.  In particular, the volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses.

Index

Our investment performance may vary substantially over time, and we cannot assure you that we will achieve our investment objectives. Unlike more established reinsurance companies with longer operating histories, the Company has a limited performance record to which investors can refer (see the risk factor headed “Our historical financial results may not accurately indicate our future performance due to our limited operating history.”).

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

Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, the need for liquidity may result in investment returns below our expectations.  With respect to certain of our investments, we are subject to pre-payment or reinvestment risk. In particular, our fixed maturity portfolio is subject to reinvestment risk and as at December 31, 2009, 10.8% of our total investments is comprised of mortgage backed and asset backed securities which are subject to prepayment risk. A significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations.  Further, our portfolio of fixed income securities may be adversely affected by changes in interest rates.  In addition, we are generally exposed to changes in the level or volatility of equity prices that affect the value of securities or instruments that derive their value from a particular equity security, a basket of equity securities or a stock index. As of the date of this annual report, our exposure to equities and other non-investment grade fixed income investments is limited to 15% of assets.  These conditions are outside of our control and could adversely affect the value of our investments and our financial condition and results of operations.

Profitability may be adversely impacted by claims’ inflation.

The effects of claims inflation could cause the severity of claims from catastrophes or other events to rise in the future.  Our calculation of reserves for losses and loss expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatment and litigation costs.  We write business in the United States and the United Kingdom, where claims inflation has grown particularly strong in recent years.  To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

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

Index

Although the Terrorism Risk Insurance Act, or TRIA, was scheduled to expire at the end of 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law by the U.S. President on December 26, 2007.  This law renews the existing terrorism risk insurance program for seven years, through December 31, 2014. Certain provisions of TRIA were modified by the 2007 reauthorization. The program was expanded to include domestic terrorism by eliminating from the definition of a certified act of terrorism the requirement that such an act be perpetrated “on behalf of any foreign person or foreign interest”. The insurer deductible is now fixed at 20% of an insurer’s direct earned premium, and the federal share of compensation is fixed at 85% of insured losses that exceed insurer deductibles. The U.S. Treasury Department is required to promulgate regulations to determine the pro-rata share of insured losses if they exceed the $100 billion cap. In addition, clear and conspicuous notice to policyholders of the $100 billion cap is required. Under the program reauthorization, the trigger at which federal compensation becomes available remains fixed at $100 million per year through 2014.

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

Flagstone Suisse is required to post collateral security with respect to reinsurance liabilities it assumes from many ceding insurers, especially those in many U.S. jurisdictions. The posting of collateral security is generally required in order for these ceding companies to obtain credit on their statutory financial statements with respect to reinsurance liabilities ceded to reinsurers who are not licensed or accredited in these jurisdictions. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or  “ funds withheld” arrangements whereby the assets are held in trust by the ceding company.

Index

The Company currently has the ability to provide up to $700 million in letters of credit under the Company’s letter of credit facilities ($450.0 million in respect of Citibank Europe Plc, $200.0 million in respect of Barclays Bank Plc and $50 million in respect of BNP Paribas), the renewal of which is reviewed annually. As at December 31, 2009, $444.3 million has been drawn under these facilities.  If these facilities are not sufficient or if the Company is unable to renew them or is unable to arrange for other types of security on commercially acceptable terms, the ability of Flagstone Suisse to provide reinsurance to some U.S.-based and international clients may be severely limited.

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

Under the relevant South African insurance regulation, a short term insurer such as Flagstone Reinsurance Africa Limited will not be permitted to declare dividends unless it has sufficient assets and has conducted itself in such manner that it is able to meet its liabilities at all times.

Index

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

Island Heritage is domiciled in the Cayman Islands and is required to maintain a minimum net worth of 100,000 Cayman Islands dollars (which is equal to approximately US$120,000).  In addition, Island Heritage may not issue any dividends without prior approval from the Cayman Islands Monetary Authority.  In order to obtain approval Island Heritage must demonstrate that the issuing of dividends would not render Island Heritage insolvent or affect its ability to pay any future claims.

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

The attorneys general for multiple states and other insurance regulatory authorities have previously investigated a number of issues and practices within the insurance industry, and in particular insurance brokerage practices.  In addition, the European Commission has clarified its approach to the application of EU competition law in the commercial insurance and reinsurance sectors.  On September 25, 2007, the European Commission published a report (Sector Inquiry under Article 17 of Regulation (EC) No 1/2003 on business insurance (Final Report) COM (2007) 556) setting out its main findings. No company in the group was among the many companies to receive formal requests for information about business practices from the European Commission. The Company does not currently consider that the Report has implications for the group’s business practices, but the Commission's approach may well change.

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

Our Indian subsidiary, Flagstone Underwriting Support Services (India) Private Limited (“Flagstone (India)”), has been duly incorporated under the Companies Act, 1956 in India and has specified as its main object the provision of business process outsourcing services, which permits it to provide us with back office information technology support services. Flagstone (India) is not considered to be engaged in the insurance or reinsurance business and is not registered with India’s Insurance Development & Regulatory Authority. In the future, however, it is possible that regulators in India will take the position that Flagstone (India) is subject to the India’s Insurance Development & Regulatory Authority or other insurance/reinsurance regulatory restrictions in India.

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

Index

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

As of February 22, 2010, we had 82,985,219 common shares outstanding, net of treasury shares.  Up to an additional 4,593,512 common shares may be issuable upon the vesting and exercise of outstanding performance share units (PSUs) and restricted share units (RSUs).  In addition, our principal shareholders and their transferees have the right to require us to register their common shares under the Securities Act of 1933, as amended (the “Securities Act”) for sale to the public.  The outstanding founder’s Warrant, which we refer to as the Warrant, will be exercisable for 8,585,747 common shares during the month of December 2013. These shares also will be entitled to demand registration. Following any registration of this type, the common shares to which the registration relates will be freely transferable.  We have also filed a registration statement on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under Flagstone Reinsurance Holdings Limited Performance Share Unit Plan, as amended (the  “ PSU Plan ” ) and the Amended and Restated Flagstone Reinsurance Holdings Limited Employee Restricted Share Unit Plan (the  “ RSU Plan ” ).  Subject to the exercise of issued and outstanding stock options, shares registered under the registration statement on Form S-8 will be available for sale to the public.

Index

We have reserved 11.2 million common shares for issuance under the PSU Plan. For the RSU Plan, we annually reserve 0.2% of our outstanding common shares for issuance (or as decided by the Compensation Committee), plus the amount required to satisfy director fees paid in common shares. Subject to the settlement of PSUs, which generally vest over three years, and RSUs, which generally vest over two years, common shares registered under the registration statement on Form S-8 will be available for sale into the public markets after the expiration of the 180-day lock-up agreements.   On September 22, 2009, we filed a universal shelf registration statement with the SEC, which was declared effective on December 17, 2009 (the “2009 Shelf Registration Statement”). Under the 2009 Shelf Registration Statement, we may issue and sell up to $500 million worth of common shares, preferred shares and senior and subordinated debt, under one or more prospectus supplements. Additionally, selling stockholders are entitled to sell up to a total of 71,547,891 common shares from time to time under the 2009 Shelf Registration Statement. We have not yet completed an offering under the 2009 Shelf Registration.

There are provisions in our charter documents that may reduce or increase the voting rights of our common shares.

There are provisions in our bye-laws which may reduce or increase the voting rights of the common shares. In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the common shares of a shareholder are treated as “controlled shares” (as generally determined under section 958 of the Internal Revenue Code of 1986, as amended (the   “Code”) and the Treasury Regulations promulgated thereunder and under Section 957 of the Code) of any U.S. Person (as defined in Section 7701(a)(30) of the Code) and such controlled shares constitute 9.9% or more of the votes conferred by the Company’s issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a   “9.9% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of less than 9.9% under a formula specified in our bye-laws. The reduction in votes is generally to be applied proportionately among all the   “controlled shares” of the 9.9% U.S. Shareholder. The formula is applied repeatedly until the voting power of each 9.9% U.S. Shareholder has been reduced below 9.9%. In addition, the Board of Directors may limit a shareholder’s voting rights where it deems it appropriate to do so to (i) avoid the existence of any 9.9% U.S. Shareholder; and (ii) avoid certain adverse tax, legal or regulatory consequences to the Company or any of the Company’s subsidiaries or any shareholder or its affiliates.   “Controlled shares” include all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of the Company so long as the reallocation does not cause any U.S. shareholder to become a 9.9% U.S. Shareholder.

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

The Bermuda Companies Act, which applies to the Company, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Generally, the rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. In addition, the Company’s bye-laws also provide that shareholders waive all claims or rights of action that they may have, individually or in the Company’s right, against any of the Company’s directors or officers for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. The cumulative effect of some of these differences between Bermuda law and the laws generally applicable to U.S. corporations and their shareholders may result in shareholders having greater difficulties in protecting their interests as a shareholder of our Company than as a shareholder of a U.S. corporation. In particular, this affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our company, what approvals are required for business combinations by our company with a large shareholder or a wholly-owned subsidiary, what rights a shareholder may have to enforce specified provisions of the Bermuda Companies Act or our bye-laws, and the circumstances under which we may indemnify our directors and officers.

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

The Company is a Bermuda exempted company limited by shares and it may be difficult to enforce judgments against it or its directors and executive officers.

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

We have been advised by Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named herein, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or such persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Bermuda council that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

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

Controlled Foreign Corporation Rules.    If the Company or any of its subsidiaries is characterized as a controlled foreign corporation (“ CFC” ) for an uninterrupted period of 30 days or more during a taxable year, then any United States person who owns, directly, indirectly through non-U.S. entities or constructively (under applicable constructive ownership rules), 10% or more of the shares of the Company or any of its subsidiaries (based on voting power) on the last day of the taxable year in which the Company or any of its subsidiaries is a CFC, whom we refer to as a “ U.S. 10% shareholder, ”  would be required to include in its U.S. federal gross income for the taxable year, as income subject to taxation at ordinary income tax rates, its pro rata share of the relevant company’s undistributed earnings and profits characterized as “ subpart F income. ”  Subpart F income generally includes passive investment income (such as interest, dividends and certain rent or royalties) and subpart F insurance income, which includes certain insurance underwriting income and related investment income. Additionally, a U.S. 10% shareholder may be taxable at dividend rates on any gain realized on a sale or other disposition (including by way of repurchase or liquidation) of common shares to the extent of our current and accumulated earnings and profits attributable to such common shares.

Because of the anticipated dispersion of the Company’s share ownership, provisions in our bye-laws that limit voting power and other factors, no United States person who owns common shares of the Company directly or indirectly through one or more non-U.S. entities should be treated as a U.S. 10% shareholder. We cannot be certain, however, that the Internal Revenue Service (“ IRS” ) will not challenge the effectiveness of these provisions or that a court would not sustain such a challenge, in which case an investor in common shares could be adversely affected.

Related Person Insurance Income Rules.    If (i) the gross “related person insurance income,” or RPII, of any insurance subsidiary of the Company were to equal or exceed 20% of its gross insurance income in any taxable year and (ii) direct or indirect insureds (and related persons) were to own 20% or more of either the voting power or value of the common shares either directly or indirectly through entities, then a United States person owning any common shares directly or indirectly through non-U.S. entities on the last day of the relevant subsidiary’s taxable year could be required to include in gross income for U.S. federal income tax purposes that person’s share of the subsidiary’s RPII for up to the entire taxable year, determined as if all such RPII were distributed proportionately only to such United States persons at that date, but limited by that person’s share of the subsidiary’s current-year earnings and profits as reduced by the person’s share, if any, of certain prior-year deficits in earnings and profits attributable to the subsidiary’s insurance business. Upon the sale or other disposition of any common shares, the person may also be subject to U. S. federal income tax at dividend rates to the extent of the holder’s pro rata share of the subsidiary’s undistributed earnings and profits, although we do not believe this should be the case since the Company will not be directly engaged in the insurance business.

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

Passive Foreign Investment Company Rules.    If the Company was characterized as a passive foreign investment company, or PFIC, for any taxable year, U.S. holders of common shares generally would be subject to adverse U.S. federal income tax consequences for such year and each subsequent year including (i) taxation of any gain attributable to the sale or other disposition (including by way of repurchase or liquidation) of their common shares or any  “  excess distribution ”  with respect to their common shares at the highest marginal income tax rates applicable to ordinary income during the holder’s holding period for the common shares and (ii) an interest charge on the deemed deferral of income tax, unless the holder properly elects to have the Company treated as a qualified electing fund and thus to include in gross income each year a pro rata share of our ordinary earnings and net capital gain for any year in which we constitute a PFIC.

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

We may be subject to taxation in the United States, which would negatively affect our results.

If the Company or its subsidiaries is considered to be engaged in a business in the United States, such company may be subject to current U.S. corporate income and branch profits taxes on the portion of such company’s earnings that are effectively connected to its U.S. business, including premium income from U.S. sources (which represents a large portion of the reinsurance written by Flagstone) and certain related investment income.  The Company and its subsidiaries are incorporated under the laws of Bermuda and other non-U.S. jurisdictions and intend to conduct substantially all of their activities outside the United States and, except as described below, to limit their U.S. contacts so that each of them will not be subject to material U.S. taxation on their income (other than excise taxes on reinsurance premium income attributable to reinsuring U.S. risks and U.S. withholding taxes on certain U.S. source investment income).

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

None of our companies, except for Flagstone Representatives Limited, Marlborough, Flagstone Corporate Name Limited, Marlborough Pension Trustee Limited, Flagstone Holdings (UK) Limited, Flagstone Services (UK) Limited, Syndicate 1861 and MJ Tullberg & Co. (the “ Flagstone UK Group ”) are incorporated or managed in the United Kingdom. Accordingly, none of our other companies should be treated as being resident in the United Kingdom for corporation tax purposes unless the central management and control of any such company is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of our companies currently intends to manage its affairs so that none of our companies, apart from the Flagstone UK Group, are resident in the United Kingdom for tax purposes or carry on a trade through a permanent establishment in the United Kingdom. If any of our companies were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of our companies, other than the Flagstone UK Group, were to be treated as carrying on a trade in the United Kingdom through a branch or agency or of having a permanent establishment in the United Kingdom, our results of operations could be materially adversely affected.

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

Flagstone Reinsurance Holdings Limited has received an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to us or to any of our operations or common shares, debentures or other obligations until March 28, 2016, except in so far as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. The duration of the assurance granted to the us under the Exempted Undertakings Tax Protection Act, 1966 is limited and expires on March 28, 2016.  Tax policy and legislation in Bermuda could change in the future (as is the case in other jurisdictions) and as such we cannot give any guarantee as to whether the current tax treatment afforded to us would continue after March 28, 2016. If we were to become subject to taxation in Bermuda, our results of operations could be adversely affected.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development, or the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit “harmful” tax competition. These measures are largely directed at counteracting the effects of low-tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as at June 2004 and November 2005 via a  “ Global Forum”, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

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

Index

South Africa requires that any subsidiary of ours which is a resident of South Africa must withhold certain taxes on any dividends made by that subsidiary to us.

We may be subject to taxation in Luxembourg which would negatively affect our results.

None our companies, except for Flagstone Capital Management Luxembourg SA SICAF SIF and Flagstone Finance SA is incorporated or carries on business through a permanent establishment in Luxembourg. Accordingly, none of our other companies should be subject to taxation in Luxembourg.  Each of our companies currently intends to operate in such a manner so that none of our companies, apart from Flagstone Capital Management Luxembourg SA SICAF SIF and Flagstone Finance SA, will carry on business through a permanent establishment in Luxembourg. If any of our companies were to be treated as carrying on business in Luxembourg through a branch or agency or of having a permanent establishment in Luxembourg, our results of operations could be materially adversely affected.

We may be subject to taxation in Cyprus which would negatively affect our results.

None our companies, except for Flagstone Alliance, Alliance Insurance Agents Limited, Alliance Forfalting Limited, Flagstone Reinsurance Agency Limited, and Limassol Power Plant Limited (the “Cyprus Group”), is incorporated or managed in Cyprus or carries on business through a permanent establishment in Cyprus. Accordingly, none of our other companies should be subject to taxation in Cyprus. Each of our companies currently intends to operate in such a manner so that none of our companies, apart from the Cyprus Group will carry on business through a permanent establishment in Cyprus. If any of our companies were to be treated as carrying on business in Cyprus through having a permanent establishment in Cyprus, our results of operations could be materially adversely affected.

Index

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently occupy office space in Hamilton, Bermuda. In addition, we own office space in Hyderabad, India and lease office space in Halifax, Canada; London, England; Martigny, Switzerland; San Juan, Puerto Rico; Dubai, UAE; Johannesburg, South Africa; Limassol, Republic of Cyprus; George Town, Grand Cayman, Cayman Islands; Luxembourg, Luxembourg; and Douglas, Isle of Man. We are constructing new office buildings in Martigny and Luxembourg. While we believe that for the foreseeable future our current office spaces combined with the projects in Switzerland and Luxembourg will be sufficient for us to conduct our operations, we anticipate future growth and we will likely need to expand into additional facilities to accommodate this growth.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2009, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition or business of the Company.  We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business of our business operations. In addition to claims litigation, the Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2009.

Index

PART II

ITEM 5.                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company are listed on the New York Stock Exchange under the symbol “FSR”.  The following table presents, for the periods indicated, the high and low prices per share of our common shares as reported for New York Stock Exchange composite transactions:

	2009		2008
	High	Low	High	Low
First quarter	$9.87	$7.24	$14.26	$11.96
Second quarter	$10.54	$7.64	$13.00	$11.67
Third quarter	$11.47	$9.07	$13.34	$10.27
Fourth quarter	$12.45	$10.30	$11.10	$7.26

At February 22, 2010, the number of record holders of the common shares of the Company was 25.

Dividends

The Company paid four quarterly cash dividends in 2009 and four in 2008, at the rate of $0.04 per common share.  Subject to the approval of our Board of Directors, we currently expect to continue to pay a quarterly cash dividend of approximately $0.04 per common share. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant.

As a holding company, our principal source of income is dividends or other permissible payments from our subsidiaries.  The ability of our subsidiaries to pay dividends is limited by applicable laws and regulations of the various countries in which we operate. See Item 1, “Business—Regulation.”

Repurchases of Equity Securities

On September 22, 2008, the Company announced that its Board of Directors had approved the potential repurchase of company stock.  The buyback program, which does not have a specific expiration date, allows the Company to purchase, from time to time, our outstanding stock up to a value $60.0 million. Purchases under the buyback program are made with cash, at market prices, through a brokerage firm. There were no share repurchases during the fourth quarter of 2009. As at December 31, 2009, approximately $33.6 million of repurchases remain available under the buyback program.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Index

Performance Graph

The following graph compares the cumulative return on our common shares including reinvestment of our dividends on our common shares to such return for the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index (“S&P 500”), S&P Supercomposite Property-Casualty Index (“S&P P/C”) and AM Best’s Global Reinsurance Stock Index (“AM Best Global Re”), for the period commencing March 30, 2007, the date of our initial IPO, through December 31, 2009, assuming $100.00 was invested on March 30, 2007. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each quarter during the period from March 30, 2007 through December 31, 2009. As depicted in the graph below, during this period, the cumulative return was (1) (18.8%) on our common shares; (2) (21.5%) for the S&P 500; (3) (31.7%) for the S&P P/C; and (4) (29.8%) for the AM Best Global Re.

Equity Compensation Plans

The information required by this Item is incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners, Management and Related Stockholders Matters” in this Form 10-K.

Index

ITEM 6.    SELECTED FINANCIAL DATA

Statement of operations data for the years ended December 31, 2009, 2008 and 2007 and balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K, which have been prepared in accordance with U.S. GAAP.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes, under Item 8.

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Period October 4, 2005 through December 31, 2005
		($ in thousands, except share amounts, per share amounts)
Summary Statement of Operations Data:
Net premiums written	$792,469	$694,698	$527,031	$282,498	$-
Net income (loss)	$242,192	$(187,302)	$167,922	$152,338	$(12,384)

Net income (loss) per common share outstanding—Basic	$2.87	$(2.20)	$2.05	$2.17	$(0.22)
Dividends declared per common share	$0.16	$0.16	$0.08	$-	$-

	As at December 31, 2009	As at December 31, 2008	As at December 31, 2007	As at December 31, 2006	As at December 31, 2005
		($ in thousands, except share amounts)
Summary Balance Sheet Data:
Total investments, cash and cash equivalents and restricted cash	$1,945,320	$1,700,844	$1,865,698	$1,018,126	$548,255
Total assets	$2,566,768	$2,215,970	$2,103,773	$1,144,502	$548,356
Loss and loss adjustment expense reserves	$480,660	$411,565	$180,978	$22,516	$-
Long term debt	$252,402	$252,575	$264,889	$137,159	$-
Shareholders' equity	$1,211,018	$986,013	$1,210,485	$864,519	$547,634

As of January 1, 2007, we adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (currently FASB Accounting Standards Codification Topics on Fair Value Measurements and Disclosures and on Financial Instruments (see Item 8, Note 1 “Significant Accounting Policies” for additional details regarding the adoption of the FASB Accounting Standards Codification)). As a result, substantially all of our investments are now carried at fair value with changes in fair value being reported as net realized and unrealized gains (losses) in our statement of operations. Prior to the adoption of these Topics, our available for sale investments were carried at fair value with changes in fair value with changes therein reported as a component of other comprehensive income.

On January 12, 2007, we began to consolidate the operations of Mont Fort in accordance with the FASB ASC Topic on Consolidation.

On July 1, 2007, we began to consolidate the operations of Island Heritage in accordance with the FASB ASC Topic on Consolidation.

On July 1, 2008, we began to consolidate the operations of Flagstone Africa, on October 1, 2008, we began to consolidate the operations of Flagstone Alliance and on November 18, 2008, we began to consolidate the operations of Marlborough in accordance with the FASB ASC Topic on Consolidation.

Index

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition as at December 31, 2009 and 2008 and our results of operations for the years ended December 31, 2009, 2008 and 2007.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts and percentages. This discussion should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Form 10-K.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

Executive Overview

We are a global reinsurance and insurance company. Effective January 1, 2009, as a result of our acquisition of Marlborough Underwriting Agency Limited (“Marlborough”), the managing agency for Lloyd’s Syndicate 1861, management views the Company as being organized into three business segments: Reinsurance, Lloyd’s and Insurance. Through our Reinsurance segment, we write primarily property, property catastrophe and short-tail specialty and casualty insurance and reinsurance.  Through our Lloyd’s segment, we write primarily property and short-tail specialty and casualty reinsurance focused on the energy, hull, cargo, marine liability, engineering, and aviation business sectors.  Through our Insurance segment, comprised of Island Heritage, we primarily write property insurance for homes, condominiums and office buildings in the Caribbean region.

We were formed by Haverford, a company controlled and capitalized by Mark Byrne, the Executive Chairman of our Board of Directors, and David Brown, our Chief Executive Officer, and we commenced operations in December 2005. On March 30, 2007, the Company’s common shares began trading on the New York Stock Exchange.

The various components of our operating model are unified through our centralized management in Hamilton, Bermuda;  Martigny, Switzerland; London, United Kingdom and integrated through our use of advanced technology. Flagstone Suisse is based in Martigny in the canton of Valais, Switzerland. We believe that for many lines of business we can be more effective in marketing and attracting continental European business in Switzerland than in Bermuda, and that for many clients, a Swiss counterparty would be preferred. Through this local presence, we are in a position to closely follow and respond effectively to the changing needs of the various European insurance markets. Flagstone Suisse is licensed by the Swiss Financial Market Supervisory Authority, or FINMA, in Switzerland. Flagstone Suisse is also licensed as a permit company registered in Bermuda and is registered as a Class 4 insurer under the Bermuda Insurance Act and complements our Swiss based underwriters with a separately staffed Bermuda underwriting platform. On November 10, 2009, the Company acquired the remaining 35% of the outstanding common shares of Flagstone Reinsurance Africa Limited (“Flagstone Africa”), formerly known as Imperial Re, a South African reinsurer who primarily writes multiple lines of reinsurance in sub-Saharan Africa.  We had previously acquired a 65% majority shareholding of Imperial Re in 2008.  For further information on these acquisitions refer to Note 3 “Acquisitions and Dispositions” in Item 8 - Financial Statements and Supplementary Data of this Form 10-K. Our research and development efforts and part of our catastrophe modeling and risk analysis team, and part of finance and accounting are based in Hyderabad, India, and our international reinsurance marketing operations are conducted from London, England. Our computer data center is in our Halifax, Canada office, where we also run support services such as accounting, claims, application support, administration, risk modeling, proprietary systems development and high performance computing. The result is an operating platform which provides significant efficiencies in our operations and access to a large and highly qualified staff at a relatively low cost.

Index

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

We measure our financial success through long term growth in diluted book value per share plus accumulated dividends measured over intervals of three years, which we believe is the most appropriate measure of the performance of the Company, a measure that focuses on the return provided to the Company’s common shareholders. Diluted book value per share is obtained by dividing shareholders’ equity by the number of common shares and common share equivalents outstanding including all potentially dilutive securities such as the warrant, performance share units and restricted share units.

We derive our revenues primarily from net premiums earned from the reinsurance and insurance policies we write, net of any retrocessional or reinsurance coverage purchased, net investment income from our investment portfolio, and fees for services provided.  Premiums are generally a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are normally due in installments and earned over the contract term, which ordinarily is twelve or twenty four months.

Income from our investment portfolio is primarily comprised of interest on fixed maturity, short term investments and cash and cash equivalents, dividends and proportionate share of net income for those investments accounted for on an equity basis, net realized and unrealized gains (losses) on our investment portfolio including our derivative positions, net of investment expenses.

Our expenses consist primarily of the following types: loss and loss adjustment expenses (“LAE”) incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our Performance Share Unit (“PSU”) and Restricted Share Unit (“RSU”) Plans, and other general operating expenses; interest expenses related to our debt obligations; and noncontrolling interest, which represents the interest of external parties with respect to the net income of Mont Fort, Island Heritage, and Flagstone Africa.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income to date has been earned in Bermuda, a non-taxable jurisdiction, the tax impact on our operations has historically been minimal. As a result of the merger between Flagstone Reinsurance Limited and Flagstone Suisse on September 30, 2008, we expect our tax expense to increase to approximate our effective Swiss Federal tax rate of approximately 8% on the portion of underwriting profits, if any, generated by Flagstone Suisse, excluding the underwriting profits generated in Bermuda through the Flagstone Suisse branch office.

As a result of the acquisition of Marlborough, the managing agency for Lloyd’s Syndicate 1861, in November 2008, the Company established a new reporting segment which took effect January 1, 2009, when Syndicate 1861 began writing business for the benefit of the Company.  The Company reports its results to the chief operating decision maker based on three reporting segments:  Reinsurance, Lloyd’s and Insurance.  The Company regularly reviews its financial results and assesses performance on the basis of these three operating segments.

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

Index

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

Lloyd’s

Our Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and Marlborough.  Syndicate 1861 primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation. Marlborough generates fee income for the provision of services to Syndicates and third parties.

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

Under U.S. GAAP, we are not permitted to establish loss reserves, which include case and Incurred But Not Reported (“IBNR”) reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future losses. Claims arising from future catastrophic events can be expected to require the establishment of substantial loss reserves from time to time.

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

Because a significant component of our business is generally characterized by loss events of low frequency and high severity reporting of claims in general tends to be prompt (as compared to reporting of claims for casualty or other “long-tail” lines of business). However, the timing of claims reporting can vary depending on various factors, including: the nature of the event (e.g., hurricane, earthquake and hail); the quality of the cedent’s claims management and reserving practices; the geographic area involved; and whether the claims arise under reinsurance or insurance contracts for primary companies, or reinsurance of other reinsurance companies. Because the events from which catastrophe claims arise are typically prominent, public occurrences, we are often able to use independent reports of such events to augment our loss reserve estimation process. Because of the degree of reliance that we place on ceding companies for claims reporting, the associated time lag, the low frequency and high severity nature of the business we underwrite and the varying reserving practices among ceding companies, our reserve estimates are highly dependent on management’s judgment and are therefore subject to significant variability from one quarter to another. During the loss settlement period, additional facts regarding individual claims and trends may become known, and current laws and case law may change.

For reinsurance written on an excess of loss basis, which represents approximately 72.0%, 65.0% and 68.0% of the premiums we wrote for the years ended December 31, 2009, 2008 and 2007, respectively, our exposure is limited by the fact that most treaties have a defined limit of liability arising from a single loss event. Once the limit has been reached, we have no further exposure to additional losses from that treaty for the same loss event. For reinsurance on a pro rata basis, we typically have event caps so these liabilities are contained.

The Company’s actuarial group performs a quarterly loss reserve analysis. This analysis incorporates specific exposures, loss payment and reporting patterns and other relevant factors. This process involves the segregation of risks between catastrophic and non-catastrophic risks to ensure appropriate treatment.

For our property catastrophe policies which comprise 47.4%, 58.5% and 65.6% of our total gross premiums written for the years ended December 31, 2009, 2008 and 2007, respectively, and other catastrophe policies, we initially establish our loss reserves based on loss payments and case reserves reported by ceding companies. We then add to these case reserves our estimates for IBNR. To establish our IBNR estimates, in addition to the loss information and estimates communicated by cedents, we use industry information, knowledge of the business written by us, management’s judgment and general market trends observed from our underwriting activities.

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

Index

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

For our non-catastrophe business, the key factors used to arrive at our best estimate of loss and loss adjustment expense reserves are the expected loss ratios, rate of loss cost inflation, selection of benchmarks and reported and paid loss emergence patterns. Our reporting patterns and expected loss ratios were based on either benchmarks or historical reporting patterns. The benchmarks selected are those that we believe are most similar to our underwriting business. There was no material change in any of these key factors during the year ended December 31, 2009.

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

Index

During the year ended December 31, 2009, the losses on our catastrophe business were primarily from a series of small catastrophe events and one significant event, floods in Ireland ($13.6 million).  During the year ended December 31, 2008, the significant losses on our catastrophe business were as follows: Hurricane Ike ($158.4 million), Hurricane Gustav ($14.5 million), Chinese winter storms ($18.2 million) and the U.S. Memorial Day Weekend storms ($11.1 million). During the year ended December 31, 2007, the significant losses on our catastrophe business were as follows: United Kingdom floods in June and July ($38.0 million); European Windstorm Kyrill ($32.4 million); New South Wales (Australia) floods ($18.5 million); three satellite losses during 2007 ($13.8 million); and the Sydney Hailstorm ($11.4 million).  Because we expect a small volume of large claims, we believe the variance of our catastrophe related loss ratio could be relatively wide. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year which could adversely affect our financial condition and liquidity position.

A significant component of our loss ratio relates to non-catastrophe business for the years ended December 31, 2009, 2008 and 2007. As we commonly write net lines of non-catastrophe business exceeding $10.0 million, we expect that the ultimate loss ratio for non-catastrophe business can vary significantly from our initial loss ratios. Thus, a 10% increase or decrease in loss ratios for non-catastrophe business is likely to occur and, for the years ended December 31, 2009, 2008 and 2007, this would have resulted in an approximate increase or decrease in our net income or shareholders’ equity of approximately $27.7 million, $21.4 million and $6.3 million, respectively.

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

Index

For pro rata contracts, gross premiums written and related acquisition costs are normally estimated on a quarterly basis based on discussions with ceding companies, together with historical experience and management’s judgment. Premiums written on pro rata contracts are earned over the risk periods of the underlying policies issued and renewed. As a result, the earning pattern of pro rata contracts may extend up to 24 months. This is generally twice the contract period due to the fact that some of the underlying exposures may attach towards the end of our contracts (i.e., risks attaching basis), and such underlying exposures generally have a one year coverage period. Total premiums written and earned on our pro rata business for the year ended December 31, 2009 were $220.6 million (22.3%), and $213.0 million (28.1%), respectively, for the year ended December 31, 2008 were $195.0 million (24.9%), and $159.7 million (24.4%), respectively and were $152.0 million (26.3%), and $101.5 million (21.3%), respectively, for the year ended December 31, 2007.  Total earned acquisition costs estimated on pro rata contracts for the year ended December 31, 2009, 2008 and 2007 were $64.2 million (47.0%), $41.9 million (39.6%) and $35.1 million (42.6%), respectively. On a quarterly basis, we track the actual premium received and acquisition costs incurred and compare this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded.

Acquisition costs, which are primarily comprised of ceding commissions, brokerage, premium taxes, profit commissions, sliding scale commissions and other expenses that relate directly to the writing of reinsurance contracts are expensed over the underlying risk period of the related contracts. Acquisition costs relating to the unearned portion of premiums written are deferred and carried on the balance sheet as deferred acquisition costs. Deferred acquisition costs are amortized over the period of the related contract and are limited to their estimated realizable value based on the related unearned premiums, anticipated claims expenses and investment income.

Reinstatement premiums are estimated after the occurrence of a significant loss and are recorded in accordance with the contract terms based upon the amount of loss reserves expected to be paid, including IBNR. Reinstatement premiums are earned when written.

Investments

In accordance with the Financial Instruments Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company elects the fair value option for all fixed maturity investments, equity investments (excluding investments accounted for under the equity method of accounting), real estate investment trusts (“REITs”), investment funds, catastrophe bonds, and fixed income funds. The Company also applies the Fair Value Measurements and Disclosures Topic of the FASB ASC.  The valuation technique used to value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The Company elects the fair value option to simplify the accounting, as this election reduces the burden of monitoring differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature and, therefore, further removes an element of management judgment. Any movement in unrealized gains and losses is recorded within net realized and unrealized gains (losses) on investments within the consolidated statements of operations and comprehensive income (loss).

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

Fair value disclosure

The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.  The following is a summary of valuation methodologies we used to measure our financial instruments:

Index

Fixed maturities and short term investments

The Company’s U.S. government securities are stated at fair value as determined by the quoted market price of these securities as provided by exchange market prices, which represented 39.5% of our total fixed maturities portfolio. These securities are classified within Level 1.

The fair value of the corporate bonds, mortgage-backed securities, foreign government bonds, and asset-backed securities are provided by independent pricing services or by broker quotes based on inputs that are observable for the asset, either directly or indirectly. These securities are classified within Level 2 and Level 3, and the specific details of the sources are described below.

Pricing Services

At December 31, 2009, pricing for approximately 94.0% of our total fixed maturities, excluding U.S. government securities, was based on prices provided by nationally recognized independent pricing services. Generally, pricing services provide pricing for less-complex, liquid securities based on market quotations in active markets. For fixed maturities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-side markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2009, we have not adjusted any pricing provided by independent pricing services.

Broker-Dealers

In some cases, we obtain a minimum of two quotes directly from broker-dealers who actively trade in the corresponding markets when prices are unavailable from independent pricing services. This may also be the case if the pricing from these pricing services is not reflective of current market levels. At December 31, 2009, approximately 0.1% of our fixed maturities were priced using non-binding broker quotes, for which the lowest broker quotes were used for the valuation. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. All broker quotes are reviewed by the investment managers to determine if they reflect the fair value of the securities by comparing them to both internal models and the valuation of comparable securities.  The evaluation of whether or not actual transactions in the current financial markets represent distressed sales requires significant management judgment. We do not believe quotes received from broker-dealers reflect distressed transactions that would warrant an adjustment to fair value.  At December 31, 2009, we have not adjusted any pricing provided by broker-dealers based on the review performed by our investment managers.

Equities

The Company’s listed equity securities are stated at fair value as determined by the quoted market price of these securities. These investments are classified within Level 1.

The Company’s equity exchange traded funds are stated at fair value as determined by the quoted market price of these securities as provided either by independent pricing services or exchange market prices. The Company held no equity exchange traded funds as at December 31, 2009.

Other investments

Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks. The catastrophe bonds held prior to September 30, 2009, and still held at December 31, 2009, were transferred from Level 3 to Level 2 due to the increase in pricing sources obtained and the increased activity within the market.

The investment funds, being private equity funds, are valued by investment fund managers using the net asset value provided by the general partners of the funds on a quarterly basis.  These valuations are then adjusted by the investment fund managers for cash flows since the most recent valuation. The valuation methodology used for the investment funds is consistent with the investment industry and we have classified them within Level 3.

Index

At December 31, 2009, the fair value of the securities classified as Level 3 under the Fair Value Measurements and Disclosures Topic of the FASB ASC was $7.8 million, or approximately 0.5% of total investment assets measured at fair value. The Company does not carry equity method investments at fair value. Refer to Note 6 “Investments” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a breakdown of the fair value measurements.

Derivative instruments

Derivative instruments are stated at fair value as determined by the quoted market price for futures contracts within Level 1 and by observable market inputs for foreign currency forwards, total return swaps, currency swaps, interest rates swaps and “to be announced” mortgage-backed securities (“TBAs”) within Level 2.  The Company fair values reinsurance derivative contracts by approximating the present value of cash flows as the carrying value equal to the unearned premium as these contracts are under one year in duration and we have classified them within Level 3.

At December 31, 2009, the fair value of the derivative instruments classified as Level 3 under the Fair Value Measurements and Disclosures Topic of the FASB ASC was $(1.6) million.  Refer to Note 9 “Derivatives” in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a breakdown of the fair value measurements.

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

The grant date fair value of the common shares underlying the PSUs was valued on the closing price of our common shares on the grant date.

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

The total number of PSUs outstanding under the PSU Plan at December 31, 2009, 2008 and 2007 were 3,305,713, 2,189,982 and 1,658,700, respectively (or up to 4,220,355 common shares at December 31, 2009, should the maximum factor for each of the performance periods apply). Taking into account the results to date and the expected results for the remainder of the performance periods, we have established the most probable factor at 100%, with the exception of one series which has been established to have a probable factor of 150%. As such, the expected number of common shares to be issued under the plan is 3,305,713 at December 31, 2009.  As at December 31, 2009, 2008 and 2007, there was a total of $19.4 million, $21.0 million and $11.9 million, respectively, of unrecognized compensation cost related to non-vested PSUs, the cost of which is expected to be recognized over a period of approximately 1.6 years, 2.5 years and 2.1 years, respectively.

Index

New Accounting Pronouncements

New accounting pronouncements issued during 2009

In December 2009, the FASB issued ASC Topic 860, “Transfers and Servicing,” (“ASC 860”) which codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets” which was issued on June 12, 2009.  ASC 860 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  ASC 860 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company does not expect the adoption of ASC 860 to have a material impact on its consolidated results of operations and financial condition.

In December 2009, the FASB amended ASC Topic 810, “Consolidation” (“ASC 810”) to codify FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” which was released on June 12, 2009.  ASC 810 amends FASB Statement No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The amendments to ASC 810 are effective on a prospective basis in fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company does not expect the adoption of the amendments to ASC 810 to have a material impact on its consolidated results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires new disclosures about fair value measurement as set forth in Codification Subtopic 820-10.  Specifically, this update requires disclosing (1) the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers, and (2) information about purchases, sales, issuances, and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs.  The ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal year beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect the adoption of the amendments to ASU 2010-06 to have a material impact on its consolidated results of operations and financial condition.

Recent Developments

Windstorm Xynthia struck western Europe on February 26 thru 28, 2010, impacting France, Portugal, Spain, Germany and Belgium.  The storm caused widespread damage to homes and commercial property.

On February 27, 2010, a powerful 8.8 magnitude earthquake struck the southwest coast of Chile, causing widespread damage, business interruption, and tsunami warnings across the Pacific.

Both events are expected to cause sizeable losses to the insurance industry. The Company has commenced the estimation process for expected claims relating to its exposures from these events but believes it is too early to issue an estimate of claims given the significant unknowns and early stages of the claims reporting process.

Index

Results of Operations

The following is a discussion and analysis of our financial condition as at December 31, 2009 and 2008 and our results of operations for the years ended December 31, 2009, 2008 and 2007. All amounts in the following tables are expressed in thousands of U.S. dollars.

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

	For the years ended December 31,
U.S. dollar (weakened) strengthened against:	2009	2008

Canadian dollar	(17.8)%	20.1%
Swiss franc	(3.0)%	(6.4)%
Euro	(3.2)%	4.9%
British pound	(12.3)%	27.8%
Indian rupee	(4.7)%	19.1%
South African rand	(25.5)%	25.8%

Summary Overview

We generated $242.2 million of net income in 2009, compared to a net loss of $187.3 million and net income of $167.9 million in 2008 and 2007, respectively. As highlighted in the table below, the two most significant items impacting our 2009 financial performance compared to 2008 and 2007 include: (1) An increase in underwriting income due to an increase in our net premiums earned, principally resulting from the growth in business by increased participation in programs from our existing clients, the addition of new clients, contribution from our 2008 acquisitions, growth in our franchise and due to the absence in 2009 of significant loss and loss adjustment expenses as incurred in 2008 from significant catastrophic events, such as Hurricanes Ike and Gustav and 2007  from Windstorm Kyrill and U.K. floods; and (2) A significant increase in 2009 in net realized and unrealized gains (losses) - investments primarily due to the significant declines in the global equity, bond and commodities markets in 2008, attributable to the broader deterioration and volatility in the credit markets and financial markets and the lingering impact of the sub-prime crisis, partially offset by a decrease in net investment income in 2009 resulting from lower interest rates.

Index

	For the years ended December 31,
	2009	2008	2007

Highlights:
Underwriting income(1)	210,813	73,385	133,953
Net investment income	28,531	51,398	73,808
Net realized and unrealized gains (losses) - investments	39,668	(272,206)	17,174
Net realized and unrealized gains (losses) - other	11,253	11,617	(9,821)
Interest expense	(12,105)	(18,297)	(18,677)
Net foreign exchange (losses) gains	(3,231)	(21,477)	5,289
Provision for income tax	(5,412)	(1,178)	(783)
Non-controlling interest	(28,545)	(13,599)	(35,794)
Net income (loss)	242,192	(187,302)	167,922

Key Ratios
Loss ratio(2)	37.3%	58.1%	40.4%
Acquisition cost ratio(3)	18.0%	16.2%	17.2%
General and administration expense ratio(4)	19.4%	15.1%	15.2%
Combined ratio(5)	74.7%	89.4%	72.8%

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
(4) The general and administration expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(5) The combined ratio is the sum of the loss and loss adjustment expenses, acquisition costs and general and administration expenses divided by net premiums earned.

These items are discussed in the following sections.

Comparison of Years Ended December 31, 2009 and 2008

Underwriting Results by Segment

Effective January 1, 2009, as a result of the acquisition of Marlborough, the managing agency for Lloyd’s Syndicate 1861 and Syndicate 1969, management views the Company as being organized into three reporting segments: Reinsurance, Lloyd’s, and Insurance.  The Lloyd’s segment includes the business generated for Lloyd’s Syndicate 1861 by Marlborough.  Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009.   As such, there are no comparative numbers for the prior years.

Our Reinsurance segment provides reinsurance through our property, property catastrophe and short-tail specialty and casualty reinsurance business units.  Our Lloyd’s segment primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation.  Our Insurance segment provides insurance through Island Heritage

The following tables provide a summary of gross and net written and earned premiums, underwriting results, total assets, and ratios for each of our business segments for the years ended December 31, 2009, 2008 and 2007:

Index

	For the year ended December 31, 2009					For the year ended December 31, 2008				For the year ended December 31, 2007
	Reinsurance	Lloyd's	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total

Gross premiums written	$796,984	$145,889	$84,239	$(38,621)	$988,491	$740,169	$76,926	$(35,206)	$781,889	$544,255	$33,026	$(131)	$577,150
Premiums ceded	(140,850)	(18,504)	(75,289)	38,621	(196,022)	(46,638)	(75,759)	35,206	(87,191)	(30,592)	(20,375)	848	(50,119)
Net premiums written	656,134	127,385	8,950	-	792,469	693,531	1,167	-	694,698	513,663	12,651	717	527,031
Net premiums earned	$689,544	$62,130	$6,781	$-	$758,455	$641,500	$12,668	$-	$654,168	$464,200	$13,031	$(94)	$477,137
Other related income	3,622	8,749	20,968	(14,187)	19,152	305	13,247	(9,691)	3,861	1,182	3,246	-	4,428
Loss and loss adjustment expenses	(241,358)	(40,847)	(980)	-	(283,185)	(377,228)	(2,656)	-	(379,884)	(191,269)	(1,590)	-	(192,859)
Acquisition costs	(121,837)	(14,608)	(14,213)	14,187	(136,471)	(101,528)	(13,897)	9,691	(105,734)	(75,880)	(6,506)	94	(82,292)
General and administrative expenses	(119,555)	(15,904)	(11,679)	-	(147,138)	(90,026)	(9,000)	-	(99,026)	(68,929)	(3,532)	-	(72,461)
Underwriting Income (Loss)	$210,416	$(480)	$877	$-	$210,813	$73,023	$362	$-	$73,385	$129,304	$4,649	$-	$133,953

Loss ratio (2)	35.0%	65.7%	3.5%		37.3%	58.8%	10.2%		58.1%	41.2%	9.8%		40.4%
Acquisition cost ratio (2)	17.7%	23.5%	51.2%		18.0%	15.8%	53.6%		16.2%	16.3%	40.0%		17.2%
General and administrative expense ratio (2)	17.3%	25.6%	42.1%		19.4%	14.0%	34.7%		15.1%	14.9%	21.7%		15.2%
Combined ratio (2)	70.0%	114.8%	96.8%		74.7%	88.6%	98.5%		89.4%	72.4%	71.5%		72.8%
Total assets	$2,298,821	$177,355	$90,592		$2,566,768	$2,167,853	$48,117		$2,215,970	$2,034,077	$69,696		$2,103,773

Reconciliation:
Underwriting income					$210,813				$73,385				$133,953
Net investment income					28,531				51,398				73,808
Net realized and unrealized gains (losses) - investments					39,668				(272,206)				17,174
Net realized and unrealized gains (losses) - other					11,253				11,617				(9,821)
Other income					2,576				4,354				1,383
Interest expense					(12,105)				(18,297)				(18,677)
Net foreign exchange losses					(3,231)				(21,477)				5,289
Income before income taxes and interest in earnings of equity investments					$277,505				$(171,226)				$203,109

(1) Inter segment eliminations relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd's. For 2007, the eliminations relate to reinsurance purchased by Island Heritage from Flagstone Reinsurance Limited.

(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other related income.
Gross Premiums Written

Gross reinsurance premiums written in our reinsurance segment of $797.0  million ($758.4 million net of intercompany reinsurance with Island Heritage and Lloyd’s), $740.2  million ($705.0 million net of intercompany reinsurance with Island Heritage), and $544.3  million for the years ended December 31, 2009, 2008, and 2007, respectively, were primarily driven by excess of loss reinsurance contracts, generally with a twelve-month term, which for the years ended December 31, 2009, 2008, and 2007 accounted for $545.8  million (72.0 % of gross premiums written), $509.9  million (65.2% of gross premiums written) and $392.3 million (68.0% of gross premiums written), respectively. Gross premiums written relating to the Insurance segment primarily relate to a select property insurance portfolio in the Caribbean region. Intercompany reinsurance relates to quota share and excess of loss reinsurance arrangements between Flagstone Suisse, Island Heritage and Lloyd’s. As mentioned above, our Lloyds segment began writing business for the benefit of Flagstone effective January 1, 2009.

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

Index

Our property catastrophe business is primarily on an excess of loss basis. Our property business and our short-tail specialty and casualty business are on both an excess of loss and a pro rata basis. See Item 1, “Business—Reinsurance Products and Operations—Reinsurance Products”.

Details of consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	Year ended December 31, 2009		Year ended December 31, 2008		Year ended December 31, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business (1)
Property catastrophe	$468,158	47.4%	$457,549	58.5%	$378,671	65.6%
Property	202,378	20.5%	94,706	12.1%	94,503	16.4%
Short-tail specialty and casualty	233,716	23.6%	152,708	19.5%	71,081	12.3%
Insurance	84,239	8.5%	76,926	9.9%	32,895	5.7%
Total	$988,491	100.0%	$781,889	100.0%	$577,150	100.0%

	Year ended December 31, 2009		Year ended December 31, 2008		Year ended December 31, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured (2)
Caribbean (3)	$93,628	9.5%	$88,482	11.3%	$48,103	8.3%
Europe	122,269	12.4%	104,185	13.4%	79,894	13.8%
Japan and Australasia	58,633	5.9%	47,866	6.1%	39,547	6.9%
North America	392,375	39.7%	359,684	46.0%	297,928	51.6%
Worldwide risks (4)	244,416	24.7%	153,442	19.6%	99,365	17.2%
Other	77,170	7.8%	28,230	3.6%	12,313	2.2%
Total	$988,491	100.0%	$781,889	100.0%	$577,150	100.0%

(1) Gross premiums written relating to Lloyd's segment are primarily included in short-tail specialty and casualty and property.
(2) Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(3) Gross written premiums related to the Insurance segment are included in the Caribbean geographic area.
(4) This geographic area includes contracts that cover risks in two or more geographic zones.

Reinsurance Segment

Overview

On June 26, 2008 and October 1, 2008, the Company acquired a controlling interest in Flagstone Africa and Flagstone Alliance, respectively.  As a result, the year over year results are not directly comparable. Where appropriate, the impact of the acquisitions has been quantified in the results of operations for our reinsurance segment.

2009 versus 2008
The net underwriting income for the Reinsurance segment for the year ended December 31, 2009 amounted to $210.4 million ($217.2 excluding the impact of acquisitions during 2008) as compared to $73.0 million ($74.3 excluding the impact of acquisitions during 2008) for the year ended December 31, 2008.  The increase in net underwriting income is primarily related to higher levels of premiums earned in 2009 and net losses incurred in 2008 due to Hurricanes Ike and Gustav of $158.4 million and $14.5 million, respectively, which struck the Caribbean and US Gulf coast.

2008 versus 2007
The net underwriting income for the Reinsurance segment for the year ended December 31, 2008 amounted to $73.0 million ($74.3 excluding the impact of acquisitions during 2008) as compared to $129.3 million for the year ended December 31, 2007. The decrease in net underwriting income is primarily related to losses incurred in 2008 exceeding those in 2007 due to Hurricanes Ike and Gustav, which struck the Caribbean and US Gulf coast during the fall of 2008, losses on Chinese winter storms which occurred during late January and early February 2008, and losses from the U.S. Memorial Day Weekend storms, partially offset by higher levels of premiums earned.

Index

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

2009 versus 2008
Gross property catastrophe premiums written for the year ended December 31, 2009 were $503.0 million compared to $492.7 million for the year ended December 31, 2008.  The increase in property catastrophe premiums written of $10.3 million, excluding the impact of acquisitions, or 2.0%, is primarily due to hardening of prices in the property catastrophe market partially offset by the Company’s non-renewal of certain treaties that no longer met the Company’s profitability objectives.

During the year ended December 31, 2009, we recorded $11.4 million of gross reinstatement premiums compared to $28.2 million recorded for the year ended December 31, 2008, which was primarily related to Hurricanes Gustav and Ike.

2008 versus 2007
For the years ended December 31, 2008 and 2007, gross property catastrophe premiums written were $492.7 million and $378.7 million, respectively. The increase in property catastrophe premiums written of $114.0 million, or 30.1%, results primarily from a $74.2 million increase in excess of loss reinsurance premiums and $35.2 million related to the quota share arrangement with Island Heritage.  Our property catastrophe book of business grew due to the addition of clients and increased business through participation in new programs and increased signed shares on existing programs by our Bermuda operations due to our growth in franchise.

During the year ended December 31, 2008, the Company recorded $28.2 million of gross reinstatement premiums primarily related to Hurricanes Ike and Gustav, compared to $10.4 million recorded for the year ended December 31, 2007, which were primarily related to European Windstorm Kyrill and the United Kingdom floods.

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

2009 versus 2008
Gross property premiums written for the year ended December 31, 2009 were $142.2 million ($117.9 million excluding acquisitions in 2008), compared to $94.7 million ($89.6 million excluding acquisitions in 2008) for the year ended December 31, 2008, an increase of $28.3 million, or 31.6%, excluding the impact of acquisitions. The increase is primarily due to an increase in proportional property premiums due to new business as well as increased shares by existing clients. The acquisitions of Flagstone Africa and Flagstone Alliance during 2008, which were not subsidiaries for the full twelve month period in 2008, contributed $24.3 million for the year ended December 31, 2009 compared to $5.1 million for the year ended December 31, 2008.

During the year ended December 31, 2009, we recorded $1.3 million gross reinstatement premiums compared to $4.6 million for the year ended December 31, 2008.

Index

2008 versus 2007
Gross property premiums written for the year ended December 31, 2008 were $94.7 million ($89.6 million excluding acquisitions in 2008), compared to $94.5 million for the year ended December 31, 2007, a decrease of $4.9 million, excluding the impact of acquisitions.  There was a decrease in proportional property premiums of $25.0 million which was mostly offset by an increase in non-proportional premiums of $20.1 million, excluding the impact of acquisitions, for the year ended December 31, 2008, compared to the same period in 2007.  The decline in proportional premiums was due to the non-renewal of contracts during 2008 as well as decreased revenues on existing contracts partially offset by the impact of new contracts signed in 2008.  The increase in non-proportional premiums was due to the addition of new clients as well as increased business with existing clients.

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

c.	Short-tail Specialty and Casualty Reinsurance

Short-tail specialty and casualty reinsurance is comprised of reinsurance programs such as aviation, energy, accident and health, workers compensation, catastrophe, satellite and marine. Most short-tail specialty and casualty reinsurance is written with loss limitation provisions.

2009 versus 2008
Short-tail specialty and casualty reinsurance premiums were $151.8 million ($125.6 million excluding the impact of acquisitions made in 2008)  for the year ended December 31, 2009, compared to $152.7 ($150.1 million excluding the impact of acquisitions made in 2008)  million for the year ended December 31, 2008, representing an decrease of $24.5 million excluding the impact of acquisitions, or 16.3% primarily driven by the non renewal of aviation treaties that did not meet the Company’s profitability targets. The acquisitions of Flagstone Africa and Flagstone Alliance during 2008, which were not subsidiaries for the full twelve month period in 2008, contributed $26.2 million for the year ended December 31, 2009 compared to $2.6 million for the year ended December 31, 2008.

During the years ended December 31, 2009 and 2008, we recorded $3.4 million and $4.3 million of gross reinstatement premiums, respectively, which were primarily attributable to aviation, energy, and marine losses.

2008 versus 2007
Short-tail specialty and casualty reinsurance premiums were $152.7 million ($150.1 million excluding the impact of acquisitions made in 2008) for the year ended December 31, 2008, compared to $71.1 million for the year ended December 31, 2007, representing an increase of $79.0 million excluding the impact of acquisitions, or 111.2% primarily driven by increased participation on existing accounts and expansion of our client base, mainly in the energy, marine, space and aviation programs.  Proportional premiums increased $57.4 million and non-proportional premiums increased $21.6 million, excluding the impact of acquisitions, for the year ended December 31, 2008, compared to the same period in 2007.  The increase in proportional premiums was principally due to the addition of new clients in 2008, and the addition of new contracts and increasing lines from existing clients.  The increase in non-proportional premiums was primarily due to the addition of new specialty covers that originated from Flagstone Suisse during 2008.

During year ended December 31, 2008, we recorded $4.3 million of gross reinstatement premiums primarily due to aviation, energy and marine losses incurred in the year ended December 31, 2008, compared to $2.6 million in the year ended December, 31, 2007, which were primarily attributable to aviation and marine losses.

Index

Premiums Ceded

In the normal course of its business, the Company purchases reinsurance in order to manage its exposures. The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

Reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that have already incurred but have not been paid. The majority of these contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business. We also purchase protection through catastrophe bond structures, Valais Re and Montana Re, and industry loss warranty policies (“ILWs”) which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

Various factors will continue to affect our appetite and capacity to write and retain risk.  These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations.

2009 versus 2008
Reinsurance premiums ceded for the years ended December 31, 2009 and 2008, were $140.9 million and $46.6 million (17.7% and 6.3% of gross reinsurance premiums written), respectively, representing an increase of $94.3 million. The increase in amount of reinsurance premiums ceded for the year ended December 31, 2009 was designed to increase our underwriting capacity and to provide additional protection against potential high severity loss events.

2008 versus 2007
Reinsurance premiums ceded for the years ended December 31, 2008 and 2007, were $46.6 million and $30.6 million (6.3% and 5.6% of gross reinsurance premiums written), respectively, representing an increase of $16.0 million excluding the impact of acquisitions in 2008. The increase in premiums ceded for the year ended December 31, 2008 was primarily related to new core reinsurance protection to optimize our overall risk profile.

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

2009 versus 2008
As the levels of net premiums written increase, the levels of net premiums earned also increase.  Reinsurance net premiums earned were $689.5 million for the year ended December 31, 2009, compared to $641.5 million for the year ended December 31, 2008, representing an increase of $48.0 million, or 7.5%.  The increase is primarily due to ongoing growth in premium writings, partially offset by the increase in premiums ceded.

2008 versus 2007
Reinsurance net premiums earned were $641.5 million for the year ended December 31, 2008, compared to $464.2 million for the year ended December 31, 2007, representing an increase of $177.3 million, or 35.2%.  The increases were primarily due to higher levels of premium writings and the impact of reinstatements earned in 2008 on Hurricanes Ike and Gustav. The majority of our business was written at the January 1, April 1, June 1 and July 1 renewal periods and therefore it was reasonable to anticipate that the earned premiums would generally increase over the course of the fiscal year as premiums written in earlier months were increasingly earned.

Index

Underwriting Expenses

The underwriting results of a reinsurance company are often measured by reference to its loss ratio and expense ratios. The loss ratio is calculated by dividing loss and loss adjustment expenses (including estimates for IBNR losses) by net premiums earned. The two components of the expense ratio may be expressed as separate ratios; the acquisition cost ratio and the general and administrative expense ratio.  The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.  The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.  The combined ratio is the sum of these three ratios.

Our combined ratio and components thereof related to the Reinsurance segment are set out below for the years ended December 31, 2009, 2008 and 2007:

	For the years ended December 31,
	2009	2008	2007

Loss ratio	35.0%	58.8%	41.2%
Acquisition cost ratio	17.7%	15.8%	16.3%
General and administration expense ratio	17.3%	14.0%	14.9%
Combined ratio	70.0%	88.6%	72.4%

See the discussion below for an explanation of the fluctuations in these ratios.

a.	Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses are comprised of three main components:

●	losses paid, which are actual cash payments to insureds, net of recoveries, if any, from our own reinsurers;
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

Because of our short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim could take years to develop. A significant portion of our business is property catastrophe reinsurance and other classes of reinsurance with high attachment points of coverage. Attachment points refer to the dollar amount of loss above which excess of loss reinsurance becomes operative. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. See “Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves” and Item 1A, “Risk Factors—Risks Related to the Company.”   If we underestimate our loss reserves, so that they are inadequate to cover our ultimate liability for losses, the underestimation could materially adversely affect our financial condition and results of operations.

Index

2009 versus 2008
The decrease in the loss ratio of 23.8% in 2009 from 2008 was primarily due to the absence of significant losses described below.

Loss and loss adjustment expenses for the year ended December 31, 2009 were $241.4 million, or 35.0% of net premiums earned ($230.4 million, or 34.0% of net premiums earned, excluding the impact of acquisitions made in 2008), compared to $377.2  million, or 58.8% of net premiums earned ($370.7  million, or 58.8% of net premiums earned, excluding the impact of acquisitions made in 2008), for the year ended December 31, 2008.  The decrease in the loss ratio was primarily due to more severe catastrophic events during 2008 than during 2009.  Significant loss events for 2008 included Hurricane Ike ($158.4 million), Hurricane Gustav ($14.5 million), Chinese winter storms ($18.2 million) and the U.S. Memorial Day weekend storms ($11.1 million).  During the year ended December 31, 2009, based on updated estimates provided by clients and brokers, we have recorded net favorable developments for prior period loss events of $6.6 million, related to small releases on several catastrophe events. During the year ended December 31, 2008, the net favorable developments for prior catastrophe events were $15.7 million.

2008 versus 2007
The increase in the loss ratio of 17.6% in 2008 is as a result of the more severe catastrophe events that occurred in 2008 (described below) compared to the catastrophe activity experienced in 2007.

Loss and loss adjustment expenses for the year ended December 31, 2008 were $377.2 million, or 58.8% of net premiums earned, ($370.7 million, or 58.8% of net premiums earned, excluding the impact of acquisitions made in 2008) compared to $191.3 million, or 41.2% of net premiums earned, for the year ended December 31, 2007.  The increase in the loss ratio was primarily due to more severe catastrophic events during 2008 than during 2007.  Significant loss events for 2008 included Hurricane Ike ($158.4 million), Hurricane Gustav ($14.5 million), Chinese winter storms ($18.2 million) and the U.S. Memorial Day weekend storms ($11.1 million).  During the year ended December 31, 2008, we also revisited our loss estimates for previous loss events.  During 2007, the significant loss events included the European Windstorm Kyrill ($32.4 million), United Kingdom floods ($38.0 million), and New South Wales (Australia) floods ($18.5 million), three satellite losses during 2007 ($13.8 million), and the Sydney (Australia) hailstorm in December 2007 ($11.4 million).

b.	Acquisition Costs

Acquisition costs consist principally of ceding commissions, brokerage, premium taxes, sliding scale and profit commissions and other expenses that relate directly to the writing of reinsurance contracts.  Acquisition costs are driven by contract terms and are generally determined based upon a set percentage of premiums. Acquisition costs are expensed over the period of their related contracts.

2009 versus 2008
Acquisition costs for the year ended December 31, 2009 were $121.8 million compared to $101.5 million for the year ended December 31, 2008.  The increase in acquisition costs for the year ended December 31, 2009 is primarily related to higher levels of premium writings and also includes $14.3 million of acquisition costs in relation to the quota share arrangement with Island Heritage.

2008 versus 2007
Acquisition costs for the year ended December 31, 2008 were $101.5 million ($97.7 million excluding acquisitions) compared to $75.9 million for the year ended December 31, 2007.  The increase in acquisition costs for the year ended December 31, 2008 was primarily related to higher levels of premium writings and also includes $9.7 million of acquisition costs in relation to the quota share arrangement with Island Heritage.

c.	General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, and related costs, including costs associated with our PSU and RSU Plans and other general operating expenses.

Index

2009 versus 2008
General and administrative expenses for the year ended December 31, 2009, were $119.6 million ($108.5 million excluding acquisitions made in 2008) compared to $90.0 million ($86.8 million excluding acquisitions made in 2008) in the year ended December 31, 2008.  The increase of $21.7 million, in 2009 as compared to 2008, excluding the impact of acquisitions, is primarily due to the increase in stock compensation expense of $16.3 million as a result of the net loss incurred in 2008.

2008 versus 2007
General and administrative expenses for the year ended December 31, 2008, were $90.0 million ($86.8 million excluding acquisitions) compared to $68.9 million in the year ended December 31, 2007.  The increase of $17.9 million, excluding the impact of acquisitions, in 2008 as compared to 2007 was primarily due to the cost of additional staff and infrastructure as we built our global operations and enhanced our technology platform, partially offset by a decrease in stock compensation expenses.   Considering the net loss incurred in the year ended December 31, 2008, the Company reviewed its DROE estimates for the performance periods and revised accordingly the number of PSUs expected to vest. As a result of the revised DROE estimates, the Company reversed previously expensed stock compensation related to the PSU Plan of $8.1 million.  At the Company’s board meeting held on November 14, 2008, the Warrant was amended.  As a result of the amendments, additional compensation expense of $3.6 million was recognized in the year ended December 31, 2008.

2010 Outlook

North America
As a result of the benign hurricane loss activity in 2009 coupled with the recovering global financial markets, capital and surplus levels have rapidly been restored for many insurers and reinsurers. Therefore we anticipate any new demand for US catastrophe reinsurance will be met by an increasingly available over-supply, particularly as the mid-year approaches. This softening US catastrophe market is expected to continue upon the January 1 trend and may build toward 10% rate decreases or more as we approach the June and July 1 renewals. Some new demand will arise from the Florida Hurricane Cat Fund’s further $2 billion TICL layer reduction as well as new interest in frequency loss driven coverage such as proportional cover, mainly for surplus relief.

Specialty Lines
Specialty lines around the world were mixed, presenting select opportunities for us to grow overall in on-shore energy and some tailored programs. Commercial aviation and workers compensation catastrophe business presented less opportunity to grow as we believe rates need to improve. We expect specialty lines will grow overall, allowing us to continue to diversify our portfolio from the core property catastrophe lines.

International
The clear observation from the January renewals was that the capacity limitations of a year ago following the 2008 financial crisis had disappeared with there were signs of excess capacity in nearly all lines with many programs over subscribed and very few programs struggling to achieve full placement. However, in general the reinsurance market was disciplined with modest rate easing across the board.  Many clients continued to dilute their exposures to the big professional insurers despite their renewed appetite for market share and we achieved gains in a number of areas as a result of this combined with our continued support from brokers and core clients. We expect the international catastrophe market to continue to soften in 2010 in the absence of any significant loss activity.

Lloyd’s Segment

Overview

As a result of the acquisition of Marlborough, the managing agency for Lloyd’s Syndicate 1861, in November 2008, the Company established a new reporting segment.  Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009.  As such there are no comparative numbers for the prior year.  The net underwriting loss for the Lloyd’s segment for the year ended December 31, 2009 amounted to $0.5 million.  Due to the startup nature of the 2009 year of account for Syndicate 1861, the level of earned premium income is slowly ramping up with new business writings, placing strain on the underwriting results as we have incurred expenses for the full periods.  In addition, due to the start up nature of the operations, there is a very limited level of funds available to invest and therefore minimal investment income has been earned to date.

Gross Premiums Written

Gross premiums written were $145.9 million for the year ended December 31, 2009, and consist primarily of property and specialty lines. For the year ended December 31, 2009, the property line gross premiums written were $60.2 million and the specialty lines were $85.7 million.

Premiums Ceded

Premiums ceded for the year ended December 31, 2009, were $18.5 million (12.7% of gross premiums written).  In the normal course of its business, the Company purchases reinsurance in order to manage its exposures.  Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $3.8 million for the year ended December 31, 2009. The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

Index

Net Premiums Earned

Net premiums earned totaled $62.1 million for the year ended December 31, 2009.  The net premiums earned are a function of the timing and amount of premiums written and given the start up nature of the syndicate’s writings, premiums earned are small relative to the writings.

Other Related Income

Other related income, derived from services provided to syndicates and third parties, totaled $8.7 million for the year ended December 31, 2009.

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses amounted to $40.8 million for the year ended December 31, 2009.  There were no significant loss events recorded during the year ended December 31, 2009.

b.	Acquisition costs

Acquisition costs totaled $14.6 million for the year ended December 31, 2009.  The acquisition ratio, which is equal to acquisition cost expenses over net premiums earned, for the year ended December 31, 2009, was 23.5%.  Acquisition costs include brokerage, gross commission costs, profit commission and premium taxes.

c.	General and administration expenses

General and administrative expenses for the year ended December 31, 2009, were $15.9 million.  General and administrative expenses include staff and salary related costs, administration expenses and Lloyd’s specific costs such as syndicate expenses.

2010 Outlook

The existing major business lines written in London through Syndicate 1861, including marine and energy excess of loss, offshore energy, marine, technical property risk and engineering insurance, are expected to show modest growth overall through 2010. However, during 2009, Marlborough also implemented a number of business initiatives designed to increase the flow of new business to the Syndicate including the establishment of a property division in London, a representative office in Rio de Janeiro, and an underwriting agency in New York. These initiatives began developing business flow towards the end of 2009 and it is expected that they will each contribute significantly to the overall portfolio of risks for 2010, in particular, US and International direct and facultative property risks, US marine liability and associated vessel risks and, from Brazil, non-marine and specialty lines treaty and facultative reinsurance.

Insurance Segment

Overview

The Insurance segment includes insurance business generated through Island Heritage, a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.  The Company gained controlling interest of Island Heritage on July 3, 2007, and as a result, the comparatives for the year ended December 31, 2007 include the results of Island Heritage for the six months ended December 31, 2007 only.

The net underwriting income for the year ended December 31, 2009 amounted to $0.9 million compared to $0.4 million for the year ended December 31, 2008.

Gross Premiums Written

2009 versus 2008
Gross premiums written were $84.2 million for the year ended December 31, 2009, compared to $76.9 million for the year ended December 31, 2008. The increase is primarily related to continued growth in the Cayman Islands, Bahamas, and Turks and Caicos, partially offset by a reduction in premiums as a result of the cessation of business of the Company’s agents in Jamaica and Bermuda.   Contracts are written on a per risk basis and consist primarily of property lines. Seasonality is inherent for most Caribbean insurers given that the storm season begins June 1 and concludes November 30. Therefore, proportionally higher volumes of property business are traditionally written in the first two quarters in the fiscal year.

Index

2008 versus 2007
Gross premiums written were $76.9 million for the year ended December 31, 2008, compared to $33.0 million for the six months ended December 31, 2007.

Premiums Ceded

2009 versus 2008
Insurance premiums ceded for the year ended December 31, 2009 were $75.3 million (89.4% of gross insurance premiums written), compared to $75.8 million (98.5% of gross insurance premiums written) for the year ended December 31, 2008.  Island Heritage’s reinsurance program, which is an April 1 renewal, comprising excess of loss and quota share programs, was significantly changed on April 1, 2008, compared to prior years, resulting in the addition of increased net quota share reinsurance as at April 1, 2008 and subsequent to April 1, 2009 program renewal. Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $34.8 million and $35.2 million for the years ended December 31, 2009 and 2008, respectively. The change in the reinsurance program enabled Island Heritage to enter into new markets as well as increase penetration in existing markets whilst reducing its net loss exposure and results volatility due to the impact of catastrophic losses.

2008 versus 2007
Insurance premiums ceded for the year ended December 31, 2008 were $75.8 million (98.5% of gross insurance premiums written) which amounted to $40.6 million net of premiums ceded to Flagstone Suisse through the quota share arrangement, compared to $20.4 million (61.7% of gross insurance premiums written) for the six months ended December 31, 2007.  As described above, Island Heritage’s reinsurance program was significantly changed on April 1, 2008 compared to prior years, resulting in a significant net quota share reinsurance portfolio transfer. The change in the reinsurance program enabled Island Heritage to enter into new markets as well as increase penetration in existing markets.

Net Premiums Earned

2009 versus 2008
Net premiums earned totaled $6.8 million for the year ended December 31, 2009, compared to $12.7 million for the year ended December 31, 2008.  Net premiums earned for 2009 were lower compared to the same period in 2008, primarily due to the difference in the reinsurance program in place for both years.

2008 versus 2007
Net premiums earned totaled $12.7 million for the year ended December 31, 2008, compared to $13.0 million for the six months ended December 31, 2007.  Net premiums earned for 2008 are lower due to the changes in the reinsurance program referred to above.

Underwriting Expenses

a.	Loss and Loss Adjustment Expenses

2009 versus 2008
Loss and loss adjustment expenses amounted to $1.0 million for the year ended December 31, 2009, compared to $2.7 million for the year ended December 31, 2008.  The decrease in loss and loss adjustment expenses in the year ended December 31, 2009 is primarily related to the favorable settlement of claims incurred during 2008 in respect of Hurricanes Gustav, Hanna, Ike, Omar and Paloma.

2008 versus 2007
Loss and loss adjustment expenses amounted to $2.7 million for the year ended December 31, 2008, compared to $1.6 million for the six months ended December 31, 2007.  The increase in loss and loss adjustment expense in the year ended December 31, 2008 was primarily related to the claims incurred in respect of Hurricanes Gustav, Hanna, Ike, Omar and Paloma.

b.	Acquisition Costs

2009 versus 2008
Acquisition costs totaled $14.2 million for the year ended December 31, 2009, compared to $13.9 million for the year ended December 31, 2008. The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned plus other reinsurance and insurance income, for the year ended December 31, 2009 was 51.2% compared to 53.6% for the year ended December 31, 2008. Acquisition costs include gross commission costs, profit commission, premium taxes, and the change in deferred acquisition costs.

Index

2008 versus 2007
Acquisition costs totaled $13.9 million for the year ended December 31, 2008, compared to $6.5 million for the six months ended December 31, 2007. The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned plus other reinsurance and insurance income, for the year ended December 31, 2008 was 53.6% compared to 40.0% for the six months ended December 31, 2007.  The increase in the acquisition cost ratio for the year ended December 31, 2008 reflected the lower net premiums earned for the same period.

c.	General and Administrative Expenses

2009 versus 2008
General and administrative expenses for the year ended December 31, 2009 were $11.7 million compared to $9.0 million for the year ended December 31, 2008, as Island Heritage continues to grow its operations including its Puerto Rico office and enhance its underwriting and claims operating platform.

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

2010 Outlook

The general economic outlook for the Caribbean is expected to be neutral with little or no economic growth in 2010.  Despite this the market outlook for Island Heritage for 2010 is positive as measured organic volume growth is planned throughout existing markets in the Caribbean.  It is expected that whilst there will be softening pressure on primary insurance rates as a result of market pressures this should be offset by expected decreases in reinsurance costs.

Investment Results

2009 versus 2008
Our investment portfolio on a risk basis, as at December 31, 2009, comprised 89.7% fixed maturities, short-term investments and cash and cash equivalents, 4.0% equities and the balance in other investments.

The total return on our investment portfolio, excluding minority interests in the investment portfolio, comprises investment income and realized and unrealized gains and losses on investments. For the year ended December 31, 2009, the total return on invested assets was 4.6% compared to (13.9)% for the year ended December 31, 2008.  The change in the return on invested assets of 18.5% during the year ended December 31, 2009, compared to the same period in 2008 is primarily due to the 2008 return being negatively impacted by the global financial crisis.

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

For the year ended December 31, 2008, the total return was (13.9) % compared to 7.0% for the year ended December 31, 2007. The change in the return on invested assets of (20.9)% during the year ended December 31, 2008, compared to the same period in 2007 is primarily due to the 2008 return being negatively impacted by the global financial crisis.

a.	Net investment income

Index

Investment income is principally derived from interest and dividends earned on investments and amortization income, partially offset by investment management and custody fees.  The components are set forth in the table below:

	For the years ended December 31,
	2009	2008	2007

Interest and dividend income
Cash and cash equivalents	$3,231	$13,498	$12,911
Fixed maturities	31,600	30,579	45,830
Short term	1,687	138	150
Equity investments	76	79	308
Other investments	9	518	7,456
Amortization income
Fixed maturities	(3,317)	11,205	8,128
Short term	(282)	428	102
Other investments	406	23	-
Investment expenses	(4,879)	(5,070)	(1,077)
Net investment income	$28,531	$51,398	$73,808

2009 versus 2008
Net investment income for the year ended December 31, 2009 was $28.5 million compared to $51.4 million for the same period in 2008.

Net investment income decreased by $22.9 million in the year ended December 31, 2009, compared to the same period in 2008, principally due to a significant decrease in interest rates and lower amortization on the Treasury Inflation Protected Securities (“TIPS”) caused by the impact of negative inflation index. On the TIPS, the negative amortization is offset by gains reported in net realized and unrealized gains (losses) – investments. The Company allocates all investment related expenses to investment income, including salaries and overhead expenses, considered to be directly related to and supporting the investment income.

Substantially all of our fixed maturity investments consisted of investment grade securities. As at December 31, 2009, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 2.3 years.

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

Index

The following table is the breakdown of net realized and unrealized gains (losses) - investments in the audited consolidated statements of operations into its various components:

	For the years ended December 31,
	2009	2008	2007

Net realized gains (losses) on fixed maturities	$21,005	$(9,143)	$(7,252)
Net unrealized gains (losses) on fixed maturities	34,582	(14,130)	15,069
Net realized (losses) gains on equities	(1,927)	(52,410)	9,362
Net unrealized gains (losses) on equities	2,778	(2,401)	346
Net realized and unrealized (losses) gains on derivative instruments - investments	(15,145)	(164,016)	(983)
Net realized and unrealized (losses) gains on other investments	(1,625)	(30,106)	632
Total net realized and unrealized gains (losses) - investments	$39,668	$(272,206)	$17,174

The following table is a breakdown of the net realized and unrealized (losses) gains on derivatives included in the table above:

	For the years ended December 31,
	2009	2008	2007

Futures contracts	$12,458	$(147,493)	$4,416
Total return swaps	(4,630)	(18,431)	(4,658)
Interest rate swaps	-	(295)	68
Foreign currency forward contracts	(25,375)	-	-
Mortgage-backed securities TBA	2,402	2,203	(809)
Net realized and unrealized (losses) gains on derivatives - investments	$(15,145)	$(164,016)	$(983)

2009 versus 2008
Net realized and unrealized gains (losses) on our investment portfolio amounted to a $39.7 million gain for the year ended December 31, 2009, compared to a $272.2 million loss for the year ended December 31, 2008.  These amounts comprise net realized and unrealized gains and losses on our fixed maturities, equities, other investments and on our investment portfolio of derivatives which includes US equity, global equity, global bond, commodity and real estate futures, TBA securities, interest rate swaps and total return swaps.  The increase during the year ended December 31, 2009 compared to the same period in 2008, was primarily due to our allocation to equities and commodities in 2008 being negatively impacted by the global financial crisis.

Net realized and unrealized gains on fixed maturities of $55.6 million for the year ended December 31, 2009, were due to the tightening of the credit spreads during 2009 and also to the realized and unrealized gains on the foreign currency portfolios caused by the weakening of the U.S. dollar. Foreign exchange gains were offset by losses on derivatives used for hedging, as described in the note below.

Net realized and unrealized gains on equities of $0.9 million for the year ended December 31, 2009 were primarily due to the positive performance of the emerging equity markets during the year ended December 31, 2009.

Net realized and unrealized loss on other investments of $1.6 million for the year ended December 31, 2009 were due to $2.9 million of gains on the Catastrophe Bond portfolio and $4.5 million of losses on the investment funds held.

Net realized and unrealized gains on futures contracts of $12.5 million for the year ended December 31, 2009 were primarily due to $3.7 million of gains on U.S. and global equity index futures, $8.9 million of gains on commodity index futures and $0.2 million of losses on global bond futures.

Net realized and unrealized losses on swap contracts of $4.6 million during the year ended December 31, 2009, were primarily due to $2.9 million of gains on U.S. equity exposure and $7.5 million of losses on global inflation bond exposure.

Net realized and unrealized losses on foreign currency forward contracts during the year ended December 31, 2009 are related to currency hedges on non-U.S. dollar investment assets and are offset by net realized and unrealized gains on the fixed maturities as described above.

Index

2008 versus 2007
Net realized and unrealized losses and gains on our investment portfolio amounted to a $272.2 million loss for the year ended December 31, 2008, compared to a $17.2 million gain for the year ended December 31, 2007.  These amounts comprised net realized and unrealized gains and losses on our fixed maturities, equities, and other investments and on our investment portfolio of derivatives which includes global equity, global bond, commodity and real estate futures, TBA securities, interest rate swaps and total return swaps.  The decrease during the year ended December 31, 2008 compared to the same period in 2007, was primarily due to our allocation to equities and commodities in 2008 being negatively impacted by the global financial crisis.

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

Net realized and unrealized losses on swap contracts of $18.7 million during the year ended December 31, 2008, were primarily due to $20.3 million of losses on index total return swaps offset by $1.6 million of gains on interest rate swaps within our fixed maturity portfolios.

Treasury Hedging and Other

Net realized and unrealized gains and losses – other

The Company’s policy is to hedge the majority of its non-investment currency exposure with derivative instruments such as foreign currency swaps and foreign currency forward contracts.

Currency swaps and foreign currency forward contacts are used to hedge the economic currency exposure of the Company’s investment in foreign subsidiaries, primarily our Swiss subsidiary, and to hedge operational balances such as premiums receivable, loss reserves and the portion of our long term debt issued in Euros.

The following table is the breakdown of net realized and unrealized gains (losses) - other in the consolidated statements of operations into its various components:

	For the years ended December 31,
	2009	2008	2007

Currency swaps	$661	$(783)	$2,009
Interest rate swaps	-	(1,353)	437
Foreign currency forward contracts	8,202	7,095	(14,016)
Reinsurance derivatives	2,390	6,658	1,749
Net realized and unrealized gains (losses) - other	$11,253	$11,617	$(9,821)

2009 versus 2008
Net realized and unrealized gains (losses) related to these derivative instruments amounted to $11.3 million for the year ended December 31, 2009, compared to $11.6 million for the year ended December 31, 2008.  These amounts comprise net realized and unrealized gains (losses) on foreign currency forward contracts, interest rate and currency swaps on our subordinated debt and on reinsurance derivatives.

We recorded $0.7 million of net realized and unrealized gains (losses) on foreign currency swaps on our subordinated debt in 2009 versus $(0.8) million in 2008 and $nil on interest rate swaps on our subordinated debt in 2009 versus $(1.4) million in 2008.  In 2009, we recorded an $8.2 million gain on foreign currency forwards on Flagstone Suisse’s net assets (undesignated hedge), on operational hedges on reinsurance balances, on non-U.S. investments, and on a portion of long term debt incurred versus a $7.1 million gain in 2008.

Index

Reinsurance derivatives relate to industry loss warranty contracts (“ILWs”) that are structured as derivative transactions and exchange traded futures options contracts on major hurricane indexes.  The Company recorded unrealized gains on ILWs determined to be derivatives of $2.4 million in 2009, versus $4.1 million in 2008.  The decrease was due to the decreased number of ILWs determined to be derivatives written during 2009.  The realized and unrealized gains recorded on the futures options contracts were $nil for 2009 compared to $2.5 million for 2008.

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

We recorded $(0.8) million of net realized and unrealized gains (losses) on foreign currency swaps on our subordinated debt in 2008 versus $2.0 million in 2007 and $(1.4) million on interest rate swaps on our subordinated debt in 2008 versus $0.5 million in 2007. In 2008 we recorded a $7.1 million gain on foreign currency forward contracts on Flagstone Suisse’s net assets (undesignated hedge), on operational hedges on reinsurance balances and a portion of long term debt incurred versus $(14.0) million in 2007.

The Company recorded unrealized gains on ILW’s determined to be derivatives of $4.1 million in 2008, versus $1.7 million in 2007. The increase was due to the increased number of ILW’s determined to be derivatives written during 2008. The realized and unrealized gains recorded on futures options contracts were $2.5 million for 2008. The Company did not enter into futures options contracts in 2007.

Interest Expense

Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.

2009 versus 2008
Interest expense was $12.1 million for the year ended December 31, 2009, compared to $18.3 million for the year ended December 31, 2008.   For the year ended December 31, 2009, compared to the same period in 2008, the decrease of $6.2 million in interest expense  is primarily related to the decrease in short term interest rates from period to period and the repurchase of $11.25 million of principal amount of the Company’s outstanding $100.0 million Notes during the second quarter of 2008.

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

Foreign Exchange

2009 versus 2008
For the year ended December 31, 2009, we experienced net foreign exchange losses of $3.2 million compared to net foreign exchange losses of $21.5 million for the year ended December 31, 2008.  For the year ended December 31, 2009, the net foreign exchange losses were principally experienced on the net monetary asset and liability balances denominated in foreign currencies which generally weakened against the U.S. dollar, especially during the third and fourth quarters of 2009. The Company’s policy is to hedge the majority of its foreign currency exposures with derivative instruments such as foreign currency swaps and forward contracts. Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains and losses – other” in the consolidated financial statements.

The Company has entered into certain foreign currency forward contracts that are designated as hedges in order to hedge its net investments in foreign subsidiaries.  The accounting for the gains and losses associated with changes in fair value of the designated hedge instruments were recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that it is effective as a hedge.  The Company designated foreign currency forwards with notional contractual value of $162.0 million as hedging instruments, which had a fair value of $(0.4) million as of December 31, 2009.  During the year ended December 31, 2009, the Company recorded $4.6 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. All other derivatives are not designated as hedges, and accordingly, the realized and unrealized gains and losses arising during the year are included in income in “Net realized gains and losses —investments” and “Net realized gains and losses —other” in the consolidated financial statements.

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

The Company has entered into certain foreign currency forward contracts that are designated as hedges in order to hedge its net investments in foreign subsidiaries.  The accounting for the gains and losses associated with changes in fair value of the designated hedge instruments were recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that it is effective as a hedge.  The Company designated foreign currency forwards with notional contractual value of $337.7 million as hedging instruments, which had a fair value of $(5.7) million as of December 31, 2008.  During the year ended December 31, 2008, the Company recorded $17.0 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. All other derivatives are not designated as hedges, and accordingly, the realized and unrealized gains and losses arising during the year are included in “Net realized gains and losses —investments” and “Net realized gains and losses —other” in the consolidated financial statements.

Income Tax Expense

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries are subject to tax are Canada, Cyprus, India, Luxembourg, South Africa, Switzerland, U.S. Virgin Islands (“USVI”) and the United Kingdom.  However since the majority of our income to date has been earned in Bermuda where we are exempt from income tax, the Company’s tax impact to date has been minimal.

2009 versus 2008
During the year ended December 31, 2009, income tax expense was $5.4 million compared to $1.2 million for the year ended December 31, 2008.  The increase for the year ended December 31, 2009, compared to the same period in 2008, is primarily attributable to higher taxable income in jurisdictions around the world that are subject to tax as well as the acquisition of Flagstone Africa in June 2008, which resulted in taxable income being earned in Africa. As a result of the merger between Flagstone Reinsurance Limited and Flagstone Suisse, we expect our tax expense to increase to approximate our effective Swiss Federal tax rate of approximately 8% on the portion of underwriting profits, if any, generated by Flagstone Suisse, excluding the underwriting profits generated in Bermuda through the Flagstone Suisse branch office.

2008 versus 2007
During the year ended December 31, 2008, income tax expense was $1.2 million compared to $0.8 million for the year ended December 31, 2007.

Noncontrolling Interest

2009 versus 2008
The results of Mont Fort have been included in the Company’s  audited consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as noncontrolling interest since January 12, 2007 in accordance with the FASB ASC Topic on Consolidation.  In relation to Mont Fort, the Company recorded income attributable to noncontrolling interest of $26.3 million for the year ended December 31, 2009, compared to income attributable to noncontrolling interest of $14.2 million for the year ended December 31, 2008, an increase of $12.1million due to the positive underwriting results of Mont Fort in 2009 as the 2008 results were impacted by negative investment returns and Hurricane Ike losses.

On June 30, 2009, Island Heritage, in which the company holds a controlling interest, issued 2,709 shares to certain of its employees under a performance share unit plan. Prior to this transaction, the Company held an ownership interest in Island Heritage of 59.2% and as of December 31, 2009, now holds an interest of 58.8%.  The results of operations of Island Heritage have been included in the Company’s audited consolidated financial statements from July 1, 2007, onwards, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  The Company recorded income (loss) attributable to noncontrolling interest of $1.7 million for the year ended December 31, 2009, compared to ($0.6) million for the year ended December 31, 2008.

Index

The results of operations of Flagstone Africa have been included in the Company’s audited consolidated financial statements from June 26, 2008, onwards, with the portions of Flagstone Africa’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  On November 10, 2009, Flagstone Suisse became the sole shareholder of Flagstone Africa by acquiring the remaining 35% of shares owned by Imperial Holdings Limited for a purchase price of $11.4 million. The Company recorded a noncontrolling interest charge of $0.1 million for the year ending December 31, 2008.

2008 versus 2007
On February 8, 2008, Mont Fort repurchased 5.0 million preferred shares relating to its second cell, Mont Fort ILW 2 for $6.6 million. In relation to Mont Fort, the Company recorded income (loss) attributable to noncontrolling interest of $14.2 million for the year ended December 31, 2008, compared to $33.6 million for the year ended December 31, 2007. The 2008 results of Mont Fort were impacted by the negative investment returns and Hurricane Ike losses.

The Company recorded income (loss) attributable to noncontrolling interest of $(0.6) million for the year ended December 31, 2008, compared to $2.2 million for the year ended December 31, 2007 with respect to its controlling interest in Island Heritage.  On July 1, 2008, Island Heritage issued 1,789 shares to certain of its employees under a performance share unit plan. Prior to this transaction, the Company held an ownership interest in Island Heritage of 59.6% and as of December 31, 2008, held an interest of 59.2%.  The Company elected to record gains and losses resulting from the issuance of subsidiary’s stock as an equity transaction. Accordingly, the Company recorded a noncontrolling interest charge of $0.1 million as a decrease to additional paid-in capital.

On June 26, 2008, Flagstone Suisse purchased 3,714,286 shares (representing a 65% interest) in Flagstone Africa (previously known as Imperial Reinsurance Company Limited) for a purchase price of $18.6 million.  The results of operations of Flagstone Africa were included in the Company’s consolidated financial statements from June 26, 2008, onwards, with the portions of Flagstone Africa’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  The Company recorded a noncontrolling interest charge of $0.1 million for the year ended December 31, 2008.

Comprehensive Income (Loss)

2009 versus 2008
Comprehensive income (loss) attributable to Flagstone for the year ended December 31, 2009, was $243.5 million compared to $(203.0) million for the same period in 2008.  For the year ended December 31, 2009, comprehensive income (loss) included $270.7 million of net income, $2.6 million for the change in the currency translation adjustment, and $0.1 million for the change in the defined benefit pension plan obligation compared to a net loss of $173.7, million, $(16.3) million for the change in the currency translation adjustment, and $(0.9) million for the change in defined benefit pension plan transitional obligation for the year ended December 31, 2008.

The currency translation adjustment is as a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investment in foreign subsidiaries. To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment. The Company designated $162.0 million and $337.7 million of foreign currency forwards contractual value as hedge instruments, which had a fair value of $(0.4) million and $(5.7) million, at December 31, 2009 and 2008, respectively. The Company recorded $4.6 million and $17.0 million of realized and unrealized foreign exchange losses on these hedges during the years ended December 31, 2009 and 2008, respectively.

2008 versus 2007
Comprehensive (loss) income attributable to Flagstone for the year ended December 31, 2008, was $(203.0) million compared to $175.9 million for the same period in 2007.  For the year ended December 31, 2008, comprehensive (loss) income included $(173.7) million of net loss, $(16.3) million for the change in the currency translation adjustment, and $(0.9) million for the change in the defined benefit pension plan transitional obligation compared to $167.9 million of net income and $7.9 million for the change in the currency translation adjustment for the year ended December 31, 2007.

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

Index

Financial Condition, Liquidity, and Capital Resources

Financial Condition

Investments

The total of investments, cash and cash equivalents, and restricted cash was $1.9 billion at December 31, 2009, compared to $1.7 billion at December 31, 2008.

The major factors influencing the increase in 2009 were:
•	Cash from operations of $338.4 million
•	Net investment income of $28.5 million
•	Total net realized and unrealized gains on investments and other of $50.9 million
•	Dividends paid of $13.4 million
•	Cash contributions into the portfolios from underwriting activities.

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

Our investment portfolio on a risk basis, at December 31, 2009, comprised 89.7% fixed maturities, short-term investments and cash and cash equivalents, 4.0% equities and the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time. However, our investment funds, which represent 0.3% of our total investments and cash and cash equivalents at December 31, 2009, do not trade on liquid markets or are subject to redemption provisions that prevent us from converting them into cash immediately.

At December 31, 2009, all of our fixed maturity securities, with the exception of three bonds with a fair value of $0.5 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) with an average rating of AA+.  At December 31, 2008, all of our fixed maturity securities, with the exception of $0.3 million were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) with an average rating of AA+.

Index

At December 31, 2009 and 2008, the average duration of the Company’s investment portfolio was 2.3 years and 2.9 years, respectively.  The duration decreased mostly due to the change in asset allocation during the year.

As noted above, the Company’s investment strategy allows the use of derivative instruments such as futures contracts, total return swaps, foreign exchange forward contracts, interest rate swaps, and TBAs, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage currency and market exposures and duration risk that would be allowed under the Company’s investment policy if implemented in other ways.  These derivatives seek investment results that generally correspond to the price and yield performance of the underlying markets.  The fair value of these derivatives held by the Company at December 31, 2009 was $9.5 million, compared to $(5.3) million at December 31, 2008.

The cost or amortized cost, gross unrealized gains and losses and carrying values of the Company’s fixed maturity, short term and equity investments as at December 31, 2009 and 2008, are as follows:

	As at December 31, 2009
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Fixed maturities
U.S. government and government agency	$421,215	$12,186	$(1,686)	$431,715
U.S. states and political subdivision	1,907	11	(15)	1,903
Other foreign governments	112,119	3,426	(1,118)	114,427
Corporates	504,855	15,763	(1,376)	519,242
Mortgage-backed securities	108,652	3,969	(554)	112,067
Asset-backed securities	49,439	253	(485)	49,207
Total fixed maturities	$1,198,187	$35,608	$(5,234)	$1,228,561

Short term investments
U.S. government and government agency	$145,600	$6	$(2)	$145,604
Other foreign governments	3,877	136	-	4,013
Corporates	80,223	1,419	(738)	80,904
Asset-backed securities	1,909	4	-	1,913
Total short term investments	$231,609	$1,565	$(740)	$232,434

Equity investments	$8,516	$124	$(8,350)	$290

Total investments	$1,438,312	$37,297	$(14,324)	$1,461,285

Index

	As at December 31, 2008
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Fixed maturities
U.S. government and government agency	$487,667	$9,533	$(10,359)	$486,841
Other foreign governments	15,109	104	(7)	15,206
Corporates	139,057	4,298	(2,931)	140,424
Mortgage-backed securities	115,478	2,406	(5,810)	112,074
Asset-backed securities	30,481	35	(706)	29,810
Total fixed maturities	$787,792	$16,376	$(19,813)	$784,355

Short term investments
U.S. government and government agency	$30,491	$-	$(78)	$30,413
Total short term investments	$30,491	$-	$(78)	$30,413

Equity investments	$16,266	$784	$(11,737)	$5,313

Total investments	$834,549	$17,160	$(31,628)	$820,081

Sub-prime exposure

At December 31, 2009 and 2008, we had no exposure to sub-prime backed investments or collateralized debt obligations (“CDOs”) of sub-prime backed investments. At December 31, 2009 and 2008, our holdings of Alt–A securities were $0.8 million with an average rating of AAA and $3.0 million with an average rating of AA+, respectively.  Alt–A securities are defined as a classification of mortgages where the risk profile falls between prime and sub-prime. The borrowers behind these mortgages will typically have clean credit histories, but the mortgage itself will generally have some features that increase its risk profile compared to prime securities, but less risky than sub-prime backed investments. These features include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.  The Company’s exposure to traditional monoline insurers emanates from our non subprime asset-backed holdings. We did not hold securities with credit enhancement from the traditional monoline insurers at December 31, 2009 and we had $1.2 million at December 31, 2008. We do not have any collateralized loan obligations or CDO exposures in our portfolio.

Other investments

Other investments as at December 31, 2009 amounted to $45.9 million compared to $54.7 million at December 31, 2008.  The December 31, 2009 investments are comprised mainly of our investment in catastrophe bonds of $36.1 million, in private equity and hedge funds of $5.5 million and the Company’s $4.3 million equity investment. The Company’s other investments as of December 31, 2009 and 2008 are as follows:

	As at December 31,
	2009	2008

Investment funds	$5,486	$9,805
Catastrophe bonds	36,128	39,174
Equity investment	4,320	5,676
Total other investments	$45,934	$54,655

Index

Rating Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed maturity investments at December 31, 2009 and 2008:

	As at December 31,
	2009		2008
	% of Total fixed		% of Total fixed
	maturity investments	Fair values	maturity investments	Fair values
Rating Category
AAA	71.4%	$1,043,223	82.5%	$646,881
AA	7.6%	111,300	3.2%	24,868
A	14.7%	214,214	10.4%	81,849
BBB	6.3%	91,723	3.9%	30,434
Below investment grade	0.0%	535	0.0%	323
Total	100.0%	$1,460,995	100.0%	$784,355

Maturity Distribution

The contractual maturity dates of fixed maturity and short term investments as at December 31, 2009 and 2008 is shown below.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	As at December 31,
	2009		2008
	Amortized	Fair Value	Amortized	Fair Value

Due within one year	$308,865	$312,253	$96,578	$96,660
Due after 1 through 5 years	577,634	588,707	305,089	301,166
Due after 5 through 10 years	311,819	324,095	142,447	142,939
Due after 10 years	71,478	72,753	128,210	132,119
Mortgage and asset-backed securities	160,000	163,187	145,959	141,884
Total	$1,429,796	$1,460,995	$818,283	$814,768

Loss and Loss Adjustment Expense Reserves

The Company establishes loss reserves to estimate the liability for the payment of all loss and loss adjustment expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Loss reserves represent estimates, including actuarial and statistical projections at a given point in time to reflect the Company’s expectations of the ultimate settlement and administration costs of claims incurred. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid loss and loss adjustment expenses represent management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2009. See “Critical Accounting Estimates —Loss and Loss Adjustment Expense Reserves” for additional information concerning loss and loss adjustment expenses.

Index

The following table represents an analysis of paid and incurred losses and a reconciliation of the beginning and ending loss and loss adjustment expense reserves for the years ended December 31, 2009 and 2008:

	As at and for the year ended December 31,
	2009	2008

Gross liability at beginning of year	$411,565	$180,978
Reinsurance recoverable at beginning of year	(16,422)	(1,355)
Net liability at beginning of year	395,143	179,623

Net incurred losses related to:
Current year	289,775	395,561
Prior year	(6,590)	(15,677)
	283,185	379,884
Net paid losses related to:
Current year	90,964	137,158
Prior year	139,475	73,703
	230,439	210,861

Effects of foreign exchange rate changes	13,501	(13,685)
Net loss reserve on acquisition of Flagstone Africa	-	7,301
Net loss reserve on acquisition of Flagstone Alliance	-	52,881
Net liability at end of year	461,390	395,143
Reinsurance recoverable at end of year	19,270	16,422
Gross liability at end of year	$480,660	$411,565

The prior year reduction in the net incurred losses arose from the revision of our loss estimates upon receipt of updated information from our clients and brokers. During the year ended December 31, 2009, we had total net positive development of $6.6 million; $(7.6) million relating to the 2008 year and $14.2 million relating to the 2007 year and prior.  The favorable development was primarily due to actual loss emergence in the property catastrophe, property, and the short-tail specialty and casualty lines of business being lower than the initial expected loss emergence.

The significant increase in the reserves in 2008 is primarily attributable to more severe catastrophe losses in 2008 than in 2007 resulting from Hurricane Ike ($158.4 million), Hurricane Gustav ($14.5 million), Chinese winter storms ($18.2 million) and the U.S. Memorial Day weekend storms ($11.1 million).

Shareholders’ Equity and Capital Resources Management

As at December 31, 2009, total shareholders’ equity was $1.2 billion, a 22.8% increase compared to $986.0 million at December 31, 2008. The increase in shareholders’ equity is principally due to net income for the year ended December 31, 2009 of $242.2 million, accumulated other comprehensive income of $1.3 million, partially offset by dividends declared of $13.9 million and repurchase of Mont Fort preferred shares of $63.1 million. Other comprehensive income consists of the change in currency translation adjustment arising from the translation of the Company’s foreign subsidiaries into U.S. dollars and the change in the defined benefit pension plan obligation.

The Company actively manages its capital to support its underwriting operations and for the benefit of its shareholders, subject to the ability to maintain strong ratings from the agencies and maintain its ability to pay claims as they arise. Generally, the Company will seek to raise additional capital when its current capital position is not sufficient to support attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through dividends or stock repurchases when the opportunity set is insufficient to utilize our capital to earn our long term return targets.  On September 22, 2008, the Company announced that its Board of Directors had approved the potential repurchase of company stock.  The buyback program allows the Company to purchase, from time to time, its outstanding stock up to a value $60.0 million. Purchases under the buyback program are made with cash, at market prices, through a brokerage firm. On August 13, 2009, the Company entered into a private purchase agreement to repurchase 2.0 million common shares pursuant to its buyback program at a total cost of $19.8 million.  During the period from October 2, 2008 to December 31, 2008 the Company purchased 697,599 shares for total consideration of $6.6 million. Approximately, $33.6 million of repurchases remain available under the buyback program at December 31, 2009.

Index

Management uses growth in diluted book value per share as a prime measure of the value the Company is generating for its common shareholders. Diluted book value per share is defined as total Flagstone shareholders’ equity divided by the number of common share and share equivalents outstanding at the end of the period including all potentially dilutive securities such as the warrant, performance share units and restricted share units. In 2009, the Company’s diluted book value per share plus accumulated dividends increased by 24.6% from $11.53 at December 31, 2008 to $14.37 at December 31, 2009.

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

The indenture governing our Deferrable Interest Debentures would restrict us from declaring or paying dividends on our common shares if the Company:

●	is downgraded by A.M. Best to a financial strength rating below A- and fails to renew more than 51% of its net premiums written during any twelve-month period;
●	is downgraded by A.M. Best to a financial strength rating below A- and sells more than 51% of its rights to renew net premiums written over the course of a twelve-month period;
●	is downgraded by A.M. Best to a financial strength rating below B++; or
●	withdraws its financial strength rating from A.M. Best.

Through the acquisition of IAL King Air on July 22, 2007, the company acquired debt of $0.9 million. At December 31, 2008 there was $0.8 million outstanding. The loan had a floating rate of interest equal to 30-day LIBOR plus 195 basis points per annum, reset monthly.  The debt matured and was repaid on March 15, 2009.

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

At December 31, 2009 and 2008, the Company was in compliance with all required covenants,, and no conditions of default existed related to the Company’s long term debt. We may incur additional indebtedness in the future if we determine that it would be an efficient component of our capital structure.

Our capital management strategy is to preserve sufficient capital to support the Company’s financial strength ratings and our future growth while maintaining conservative financial leverage and earnings coverage ratios.

Index

The table below sets forth the capital structure of the Company at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
Long term debt	$252,402	17.2%	$252,575	20.4%
Shareholders' equity	1,211,018	82.8%	986,013	79.6%
Total Capital	$1,463,420	100.0%	$1,238,588	100.0%

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. For the three years ended  December 31, 2009, we have had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. The Company may require additional capital in the near term, whether through letters of credit or otherwise. In the current financial environment, it may be difficult for the insurance industry generally, and the Company in particular, to raise additional capital when required, on acceptable terms or at all.  Cash and cash equivalents were $352.2 million at December 31, 2009.

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

Cash flows from operations for the year ended December 31, 2009 increased to $338.4 million from $228.4 million as compared to the same period in 2008.  This increase in cash flows from operations was primarily related to an increase in net realized and unrealized losses, a decrease in loss and loss adjustment expense reserves and higher net income, partially offset by an increase in claims paid in relation to the 2008 hurricanes losses. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash provided by (used in) investing activities was $(660.0) million for 2009, compared with $233.4 million for 2008. The change for 2009 was due primarily to increased purchases of fixed income securities.

On November 10, 2009, Flagstone Suisse purchased 1,999,998 shares (representing the remaining 35% noncontrolling interest) in Flagstone Africa for a purchase price of $11.4 million.  The acquisition of the noncontrolling interest did not result in a change of control of Flagstone Africa.

Cash flows relating to financing activities include the payment of dividends, share related transactions and the issuance or repayment of debt. During the year ended December 31, 2009, net cash of $110.8 million was used in financing activities, compared to $40.6 million provided by financing activities for the year ended December 31, 2008.  In 2009, the net cash used in financing activities related principally to the payment of dividends, the redemption of preferred shares in Mont Fort ILW 1, the repurchase of common shares held in treasury and the repayment of principal on long term debt.  In 2008, the net cash used in financing activities related principally to the payment of dividends, the redemption of preferred shares in Mont Fort ILW 2, the repurchase of common shares and the repayment of principal on long term debt.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Index

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

In 2010, we anticipate capital expenditures of approximately $4.4 million for our information technology infrastructure and systems enhancements, including proprietary software expenditures and $23.5 million for building costs primarily associated with the construction of our office buildings in Luxembourg and Martigny and leasehold improvements for other offices. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business.

Letter of Credit Facilities

Letter of credit facility

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas (the “BNP Facility”).  The BNP Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at December 31, 2009, no letters of credit have been issued under the BNP Facility.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at December 31, 2009, $32.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $35.9 million of fixed maturity securities from the Company’s investment portfolio.

On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”).  The Citi Facility comprises a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company and its subsidiaries, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyds with a maximum tenor of 60 months.  As at December 31, 2009, $412.0 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $386.2 million of fixed maturity securities from the Company’s investment portfolio and $60.7 million of cash and cash equivalents.  During 2008, the Company had a $400.0 million uncommitted letter of credit facility agreement with Citibank N.A. As at December 31, 2008, $285.7 million had been drawn under this facility, and the drawn amount of the facility was secured by $327.2 million of fixed maturity securities from the Company’s investment portfolio.  This facility was replaced by the above noted $450.0 million facility.

On June 11, 2009, Flagstone Suisse and Wachovia Bank, N.A. mutually agreed to terminate a $200.0 million uncommitted letter of credit facility agreement.  No amounts had been drawn under this facility since its inception and there were no penalties associated with this termination.

These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of the letters of credit outstanding at any given time.

Index

Shelf registration

On September 22, 2009, the Company filed an unallocated universal shelf registration statement with the SEC that was declared effective on December 17, 2009. Under the shelf registration statement, the Company may issue up to $500 million of equity, debt, preferred shares or a combination of these securities. In addition, up to 71,547,891 Common Shares may be sold from time to time pursuant to this Registration Statement by the selling shareholders.

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

The Bermuda Insurance Act requires Flagstone Suisse to maintain a minimum solvency margin (being the minimum amount that the statutory assets must exceed the statutory liabilities as required by the Bermuda Insurance Act) equal to the greatest of (i) $100 million, (ii) 50% of net premiums written or (iii) 15% of the reserve for losses and loss adjustment expenses. To satisfy these requirements, Flagstone Suisse was required to maintain a minimum level of statutory capital and surplus of $316.6 million as at December 31, 2009. In addition, Flagstone Suisse is required to maintain a minimum liquidity ratio. As at December 31, 2009, 2008, and 2007, Flagstone Suisse was in compliance with all of the requirements of the Bermuda Insurance Act.

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

 Index

Flagstone Alliance operates under license issued by the Cyprus Insurance Superintendent to conduct general reinsurance and insurance business. Cyprus Companies Law permits dividends to be declared only if there are available sufficient distributable reserves after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation. The articles of incorporation of Flagstone Alliance do not require any specific reserves. Irrespective of the Cyprus Companies Law, Cap 113 requirements and the Flagstone Alliance’s articles of association, Flagstone Alliance should maintain at any time, reserves and assets that meet the Solvency criteria and Orders of the Cyprus Insurance Superintendent.  Flagstone Alliance complies and reports to the Superintendent of Insurance under Solvency I requirements and the Solvency II requirements will be adopted in 2012. Revenue reserves are distributable to the extent permitted by the Companies Law and Flagstone Alliance’s Articles of Association.  The share premium account cannot be used for the distribution of dividends but can be used to issue bonus shares. The reserve arising on the conversion of share capital to Euro may be capitalized by way of a future capital increase; alternatively, Flagstone Alliance may decide at a shareholders’ general meeting to distribute the decrease by way of a dividend.

Marlborough and Syndicate 1861 are regulated by the Financial Services Authority (“FSA”) in the United Kingdom. The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000. Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: “to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal”.

In relation to insurance business, the FSA regulates insurers, insurance intermediaries and Lloyd’s itself. The FSA and Lloyd’s have common objectives in ensuring that Lloyd’s market is appropriately regulated and, to minimize duplication, the FSA has agreed arrangements with Lloyd’s for cooperation on supervision and enforcement.

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

Off Balance Sheet Arrangements

Valais Re is a special purpose Cayman Islands exempted company licensed as a restricted Class B reinsurer in the Cayman Islands and formed solely for the purpose of entering into certain reinsurance agreements and other risk transfer agreements with subsidiaries of Flagstone Suisse. During 2008, we entered into a reinsurance agreement with Valais Re that provides us with $104.0 million of aggregate indemnity protection for certain losses from global catastrophe events.

The Company has determined that Valais Re has the characteristics of a variable interest entity that are addressed by the Consolidation Topic of the FASB ASC.  In accordance with the Consolidation Topic, Valais Re is not consolidated because the Company does not hold a variable interest and as such is not the primary beneficiary.

Montana Re is a special purpose reinsurer established in the Cayman Islands and was formed as a program structure enabling further issuance of additional series of notes in the future.  During 2009. we entered into a reinsurance agreement with Montana Re that provides us with $175.0 million of protection for certain losses from global catastrophe events.

The Company has determined that Montana Re has the characteristics of a variable interest entity that are addressed by the Consolidation Topic of the FASB ASC.  In accordance with the Consolidation Topic, Montana Re is not consolidated because the Company does not absorb any other economic risks and therefore has no variable interest and as such is not the primary beneficiary.

We are not party to any transaction, agreement or other contractual arrangement to which an affiliated entity unconsolidated with us is a party, other than those noted above with Valais Re and Montana Re, that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

For details relating to our letter of credit facilities see “Financial Condition, Liquidity and Capital Resources - Financial Condition – Letter of Credit Facilities”.

 Index

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as at December 31, 2009:

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Long term debt - Interest (1)	$9,062	$18,124	$18,124	$200,104	$245,414
Long term debt - Principal	-	-	-	252,402	252,402
Lease obligations	6,369	10,724	8,502	7,583	33,178
Loss and loss adjustment expense reserves (2)	281,165	162,926	29,797	6,772	480,660
Capital commitments (3)	11,375	9,287	-	-	20,662
Investment commitments (4)	3,376	-	-	-	3,376
Total contractual obligations	$311,347	$201,061	$56,423	$466,861	$1,035,692

(1) The interest on the long term debt is based on a spread above LIBOR and Euribor. We have reflected interest due in the table based on the current interest rates on the facility. See “Long Term Debt” above for further details.
(2) The Company has based its estimate of future claim payments upon benchmark payment patterns constructed internally, drawing upon available relevant industry sources of loss and allocated loss adjustment expense development data which may include both internal and external data sources. We also supplement these benchmark payment patterns with information received from treaty submissions and periodically update them. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. See “Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves.”
(3) The Company has entered into commitment for the construction of office buildings located in Luxembourg and Martigny.
(4) The Company has made certain commitments with respect to an investment in a private equity fund and may receive capital call requests in 2010.

Currency

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk due to the following: its investments in foreign subsidiaries whose functional currencies are typically their national currencies; its underwriting reinsurance exposures; the collection of premiums and payment of claims and other general operating expenses denominated in currencies other than the U.S. dollar; and holding certain net assets in foreign currencies. The Company’s most significant foreign currency exposures are to the Swiss franc, the Euro and the British pound.

Prior to renewing our forward contracts in December 2007, we considered the guidance under the FASB ASC Topic on Derivatives and Hedging which outlines the designated hedge accounting method, which permits the offset of gains and losses on the hedged instruments (i.e. the forward contracts) against the gains and losses recorded for the hedged items (i.e. net investment in foreign subsidiaries). The Company designated $162.0 million of foreign currency forwards contractual value as hedge instruments, which had a fair value of $(0.4) million at December 31, 2009. During the year ended December 31, 2009, the Company recorded $4.6 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.  The losses on forward contracts resulted from the continued weakening of the U.S. dollar against the Swiss franc.

At December 31, 2009, the value of the U.S. dollar weakened approximately 12.3% against the British pound, 3.2% against the Euro and 3.0% against the Swiss franc, compared to December 31, 2008. Since a large proportion of the Company’s assets and liabilities are expressed in these currencies, there was a net decrease in the U.S. dollar value of the assets and liabilities denominated in these currencies in 2009.

Net foreign exchange (losses) gains amounted to ($3.2) million, ($21.5) million and $5.3 million for the years ended December 31, 2009, 2008 and 2007, respectively (See “Results of Operations” above).

Index

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

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed income portfolio.  As interest rates rise, the market value of our fixed maturity portfolio falls and we have the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values.  As interest rates decline, the market value of our fixed income portfolio increases and we have reinvestment risk since funds reinvested will earn less than is necessary to match anticipated liabilities.  We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity which can be tailored to the anticipated cash outflow characteristics of the reinsurance liabilities of the Company.  In addition, from time-to-time, the Company enters into interest rate swap contracts as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be altered.

As at December 31, 2009, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.3%, or approximately $40.3 million. As at December 31, 2009, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.3%, or approximately $40.5 million.  As at December 31, 2008, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.8%, or approximately $33.1 million. As at December 31, 2008, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.0%, or approximately $35.4 million.

As at December 31, 2009, we held $163.2 million, or 11.2%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. As at December 31, 2008, we held $141.9 million, or 18.1%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company could be accelerated and will be reinvested at the prevailing interest rates. The Company did not hold any sub prime securities at December 31, 2009 or 2008.

The Company uses interest rate swap contracts in the portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. The Company also uses interest rate swaps to manage its borrowing costs on long term debt.  As of December 31, 2009 and 2008, there were no interest rate swaps in the portfolio.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various index-linked futures, exchange traded funds, total return swaps, investment funds and global REIT funds. The total of such exposure as of December 31, 2009 was $151.1 million. However, from a fair value perspective, futures and swap positions are valued for only the unrealized gains and losses, but not for the exposure. As a result, the fair value of these positions as at December 31, 2009 amounted to $4.5 million and was recorded in both equities and other assets and the net realized and unrealized gains of $6.0 million for the year ended December 31, 2009 were recorded in “Net realized and unrealized gains (losses) – investments”. The fair value of the equity positions at December 31, 2008 amounted to $16.7 million and was recorded in both equities and other assets and the net realized and unrealized losses of $264.8 million for the year ended December 31, 2008 were recorded in “Net realized and unrealized gains (losses) – investments”. The total exposure of the index-linked futures was $150.8 million as at December 31, 2009 compared to $40.5 million at December 31, 2008.

Index

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at December 31, 2009, substantially all of our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed income investments to an acceptable level.

The Company does not allow sub-prime investment by any investment manager and therefore does not have any exposure to credit risk associated with these types of securities.  At December 31, 2009, we held $0.8 million of Alt-A securities with an average rating of AAA.

To a lesser extent, the Company also has credit risk exposure as a party to over-the-counter derivative instruments. These derivative instruments include foreign currency forwards contracts, currency swaps, interest rate swaps, total return swaps, and reinsurance derivatives. To mitigate this risk, we monitor our exposure by counterparty and ensure that counterparties to these contracts are high-credit-quality international banks or counterparties.

In addition, the Company has exposure to credit risk as it relates to its trade balances receivable, namely insurance and reinsurance balances receivable.  Insurance and reinsurance balances receivable from the Company’s clients at December 31, 2009 and December 31, 2008, were $279.0 million and $218.3 million, respectively, including balances both currently due and accrued.  The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $2.3 million in bad debt expenses related to its insurance and reinsurance balances receivable.

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

Foreign Currency Risk

The Company and its subsidiaries use foreign currency forward contracts and currency swaps to manage currency exposure.  The contractual amount of foreign currency forward contracts as at December 31, 2009 and December 31, 2008 was $678.5 million and $453.4 million, respectively, and these contracts had a fair value of $5.8 million and $(9.5) million, respectively.  For the years ended December 31, 2009 and 2008, the Company recorded net realized and unrealized losses of $17.2 million and net realized and unrealized gains of $7.1 million, respectively, on foreign currency forward contracts.

Index

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for our Bermuda, Cayman Islands, Luxembourg, Gibraltar and Marlborough subsidiaries and the Bermuda branch of Flagstone Suisse, whose functional currency, following the September 30, 2008, restructuring, is the U.S. dollar.  We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar.  When we incur a loss in a non-U.S. dollar currency, we carry the liability on our books in the original currency.  As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and converted to the functional currency (either U.S. dollars, Swiss franc, Euro, Great Britain pound or South African rand), and the time claims are paid.

With respect to loss reserves denominated in non-U.S. dollar currencies, our policy is to hedge our non-U.S. dollar foreign currency exposure with forward foreign exchange purchases.  Expected losses means incurred and reported losses and incurred but not reported losses.  We do not hedge future catastrophe events.  However, upon the occurrence of a catastrophe loss and when the actuarial department has estimated the loss to the Company, we purchase foreign currency promptly on a forward basis.  When we pay claims in non-base currencies, we either use the proceeds of a foreign currency forward contract to do so, or buy spot foreign exchange to pay the claim and simultaneously adjust the hedge balance to the new lower exposure.

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

Financing

When the Company or its subsidiaries issues a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure and designate the foreign currency contracts as hedging instruments.  The contractual amount of these contracts as at December 31, 2009 and December 31, 2008 was $162.0 million and $337.7 million, respectively, and these contracts had a fair value of $(0.4) million and $(5.7) million, respectively. During the year ended December 31, 2009, the Company recorded $4.6 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. During the year ended December 31, 2008, the Company recorded $17.0 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

The Company entered into a currency swap agreement to hedge the Euro-denominated Deferrable Interest Debentures recorded as long term debt.  Under the terms of the foreign currency swap, the Company exchanged €13.0 million for $18.4 million, will receive Euribor plus 354 basis points and pay LIBOR plus 367 basis points.   The swap expires on September 15, 2011 and had a fair value of $0.3 million as at December 31, 2009.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the years ended December 31, 2009 and 2008, approximately 32.1% and 29.1%, respectively, was written in currencies other than the U.S. dollar.  For the year ended December 31, 2009, we had net realized and unrealized foreign exchange losses of $3.2 million compared to foreign exchange losses of $21.5 million for the same period in 2008.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flagstone Reinsurance Holdings Limited
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Flagstone Reinsurance Holdings Limited and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flagstone Reinsurance Holdings Limited and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 1, 2010

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2009 and 2008
(Expressed in thousands of U.S. dollars, except share data)

	As at December 31, 2009	As at December 31, 2008

ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2009 - $1,198,187; 2008 - $787,792)	$1,228,561	$784,355
Short term investments, at fair value (Amortized cost: 2009 - $231,609; 2008 - $30,491)	232,434	30,413
Equity investments, at fair value (Cost: 2009 - $8,516; 2008 - $16,266)	290	5,313
Other investments	45,934	54,655
Total Investments	1,507,219	874,736
Cash and cash equivalents	352,185	783,705
Restricted cash	85,916	42,403
Premium balances receivable	278,956	218,287
Unearned premiums ceded	52,690	31,119
Reinsurance recoverable	19,270	16,422
Accrued interest receivable	11,223	7,226
Receivable for investments sold	5,160	9,634
Deferred acquisition costs	54,637	44,601
Funds withheld	22,168	14,433
Goodwill	16,533	17,141
Intangible assets	35,790	32,873
Other assets	125,021	123,390
Total Assets	$2,566,768	$2,215,970

LIABILITIES
Loss and loss adjustment expense reserves	$480,660	$411,565
Unearned premiums	330,416	270,891
Insurance and reinsurance balances payable	62,864	31,123
Payable for investments purchased	11,457	7,776
Long term debt	252,402	252,575
Other liabilities	63,155	58,577
Total Liabilities	1,200,954	1,032,507

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued and outstanding (2009 - 82,985,219; 2008 - 84,801,732)	850	848
Common shares held in treasury, at cost (2009 - 2,000,000; 2008 - nil)	(20)	-
Additional paid-in capital	892,817	897,344
Accumulated other comprehensive loss	(6,976)	(8,271)
Retained earnings	324,347	96,092
Total Flagstone Shareholders' Equity	1,211,018	986,013
Noncontrolling Interest in Subsidiaries	154,796	197,450
Total Equity	1,365,814	1,183,463
Total Liabilities and Equity	$2,566,768	$2,215,970

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except share and per share data)

	2009	2008	2007

REVENUES
Gross premiums written	$988,491	$781,889	$577,150
Premiums ceded	(196,022)	(87,191)	(50,119)
Net premiums written	792,469	694,698	527,031
Change in net unearned premiums	(34,014)	(40,530)	(49,894)
Net premiums earned	758,455	654,168	477,137
Net investment income	28,531	51,398	73,808
Net realized and unrealized gains (losses) - investments	39,668	(272,206)	17,174
Net realized and unrealized gains (losses) - other	11,253	11,617	(9,821)
Other income	21,728	8,215	5,811
Total revenues	859,635	453,192	564,109

EXPENSES
Loss and loss adjustment expenses	283,185	379,884	192,859
Acquisition costs	136,471	105,734	82,292
General and administrative expenses	147,138	99,026	72,461
Interest expense	12,105	18,297	18,677
Net foreign exchange losses (gains)	3,231	21,477	(5,289)
Total expenses	582,130	624,418	361,000
Income (loss) before income taxes and interest in earnings of equity investments	277,505	(171,226)	203,109
Provision for income tax	(5,412)	(1,178)	(783)
Interest in earnings of equity investments	(1,356)	(1,299)	1,390
Net income (loss)	270,737	(173,703)	203,716
Less: Income attributable to noncontrolling interest	(28,545)	(13,599)	(35,794)
NET INCOME (LOSS) ATTRIBUTABLE TO FLAGSTONE	$242,192	$(187,302)	$167,922

Net income (loss)	$270,737	$(173,703)	$203,716
Change in currency translation adjustment	2,600	(16,251)	7,945
Change in defined benefit pension plan obligation	136	(887)	-
Comprehensive income (loss)	273,473	(190,841)	211,661
Less: Comprehensive income attributable to noncontrolling interest	(29,986)	(12,158)	(35,794)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FLAGSTONE	$243,487	$(202,999)	$175,867

Weighted average common shares outstanding—Basic	84,279,777	85,328,704	81,975,384
Weighted average common shares outstanding—Diluted	84,503,792	85,328,704	82,111,590
Net income (loss) attributable to Flagstone per common share—Basic	$2.87	$(2.20)	$2.05
Net income (loss) attributable to Flagstone per common share—Diluted	$2.87	$(2.20)	$2.05
Dividends declared per common share	$0.16	$0.16	$0.08

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2009
 (Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the year ended December 31, 2009	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,183,463	$-	$96,092	$(8,271)	$848	$897,344	$197,450

Repurchase of preferred shares	(63,117)						(63,117)
Comprehensive income:
Net income	270,737	270,737	242,192				28,545
Other comprehensive income:
Change in currency translation adjustment	2,600	2,600		1,159			1,441
Defined benefit pension plan obligation	136	136		136
	2,736	2,736
Comprehensive income	273,473	$273,473
Stock based compensation	15,814					15,814
Subsidiary stock based compensation	105						105
Subsidiary stock issuance	-					(184)	184
Purchase of noncontrolling interest	(10,989)					(771)	(10,218)
Sale of noncontrolling interest	750					344	406
Issue of shares, net	2				2
Shares repurchased and held in treasury	(19,750)				(20)	(19,730)
Dividends declared	(13,937)		(13,937)
Ending balance	$1,365,814		$324,347	$(6,976)	$830	$892,817	$154,796

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2008
 (Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the year ended December 31, 2008	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,395,263	$-	$296,890	$7,426	$853	$905,316	$184,778

Repurchase of preferred shares	(6,639)						(6,639)
Acquisition of subsidiaries	7,567						7,567
Comprehensive income:
Net loss	(173,703)	(173,703)	(187,302)				13,599
Other comprehensive income:
Change in currency translation adjustment	(16,251)	(16,251)		(14,810)			(1,441)
Defined benefit pension plan obligation	(887)	(887)		(887)
	(17,138)	(17,138)
Comprehensive income	(190,841)	$(190,841)
Stock based compensation	(4,020)					(4,020)
Subsidiary stock based compensation	(449)						(449)
Subsidiary stock issuance	-					(126)	126
Fair value of issued warrant	3,565					3,565
Issue of shares, net	(748)				2	(750)
Shares repurchased and cancelled	(6,648)				(7)	(6,641)
Dividends declared	(13,496)		(13,496)
Other	(91)						(91)
Ending balance	$1,183,463		$96,092	$(8,271)	$848	$897,344	$197,450
The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2007
 (Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the year ended December 31, 2007	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$864,519	$-	$139,954	$(4,528)	$715	$728,378	$-

Acquisition of subsidiaries	148,984						148,984
Comprehensive income:
Net income	203,716	203,716	167,922				35,794
Other comprehensive income:
Change in currency translation adjustment	7,945	7,945		7,945
	7,945	7,945
Comprehensive income	211,661	$211,661
Stock based compensation	8,289					8,289
Cumulative effect adjustment from adoption of new accounting principle SFAS 159	-		(4,009)	4,009
Issue of shares, net	185,626				138	185,488
Issuance costs (related party: 2008 - $nil; 2007 - $3,430)	(16,839)					(16,839)
Dividends declared	(6,977)		(6,977)
Ending balance	$1,395,263		$296,890	$7,426	$853	$905,316	$184,778

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
 (Expressed in thousands of U.S. dollars)

	2009	2008	2007

Cash flows provided by (used in) operating activities:
Net income (loss)	$270,737	$(173,703)	$203,716
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses	(50,921)	260,589	(7,353)
Net unrealized foreign exchange gains	710	30,792	5,718
Depreciation and amortization expense	7,125	4,797	2,647
Share based compensation expense (recovery)	15,932	(325)	8,136
Interest in earnings of equity investments	1,356	1,299	(1,390)
Accretion/amortization on fixed maturities	3,194	(11,560)	(8,196)
Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(59,999)	(42,773)	(53,278)
Unearned premiums ceded	(21,050)	(13,799)	(9,619)
Deferred acquisition costs	(9,316)	(6,834)	(13,549)
Funds withheld	(7,561)	(7,677)	(6,666)
Loss and loss adjustment expense reserves	60,093	165,926	158,078
Unearned premiums	53,815	61,038	57,942
Insurance and reinsurance balances payable	35,884	5,157	(8,474)
Reinsurance recoverable	(1,523)	(6,615)	(1,355)
Other changes in assets and liabilities, net	39,973	(37,905)	9,081
Net cash provided by operating activities	338,449	228,407	335,438

Cash flows (used in) provided by investing activities:
Net cash (paid) received in acquisitions of subsidiaries	(11,373)	(37,344)	2,643
Net cash paid in disposal of subsidiaries	(981)	-	-
Purchases of fixed income securities	(2,470,554)	(1,313,953)	(1,699,537)
Sales and maturities of fixed income securities	1,887,700	1,610,242	1,391,198
Purchases of equity securities	(37,679)	(121,901)	(98,774)
Sales of equity securities	43,851	143,505	34,533
Purchases of other investments	(31,460)	(579,832)	(225,156)
Sales and maturities of other investments	15,737	592,083	13,872
Purchases of fixed assets	(12,831)	(21,420)	(9,668)
Sale of fixed asset under a sale lease-back transaction	-	-	18,500
Sales of fixed asset	1,101	1,550	-
Change in restricted cash	(43,513)	(39,571)	(2,832)
Net cash (used in) provided by investing activities	(660,002)	233,359	(575,221)

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	(586)	(885)	171,644
Shares repurchased and held in treasury	(19,750)	(6,641)	-
Issue of notes, net of issuance costs paid	-	-	123,673
Contribution (distribution) of noncontrolling interest	289	(415)	84,322
Repurchase of noncontrolling interest	(63,117)	(6,639)	(14,353)
Dividend paid on common shares	(13,414)	(13,496)	(6,823)
Repayment of long term debt	(15,042)	(9,167)	-
Repayment of loan under a sale lease-back transaction	-	-	(17,063)
Other	827	(3,311)	(5,166)
Net cash (used in) provided by financing activities	(110,793)	(40,554)	336,234

Effect of foreign exchange rate on cash	826	(129)	4,819

(Decrease) increase in cash and cash equivalents	(431,520)	421,083	101,270
Cash and cash equivalents - beginning of year	783,705	362,622	261,352
Cash and cash equivalents - end of period	$352,185	$783,705	$362,622

Supplemental cash flow information:
Receivable for investments sold	$5,160	$9,634	$-
Payable for investments purchased	$11,457	$7,776	$41,750
Interest paid	$11,716	$17,863	$16,271

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

On March 31, 2006, the Company acquired an equity interest in Island Heritage Holdings Limited (“Island Heritage”), a Caribbean property insurer based in the Cayman Islands.  With subsequent purchases in October 2006 and May 2007, the Company increased its equity interest in Island Heritage to 33.2%.  On July 3, 2007, the Company took a controlling interest in Island Heritage by increasing its ownership to 54.6% of Island Heritage’s voting shares. On June 30, 2008, the Company acquired an additional 16,919 shares in Island Heritage (representing 5% of its common shares) for total consideration of $3.3 million, taking its total shareholding in Island Heritage to 203,129 shares (representing a 59.6% interest).   In July 2008 and June 2009, Island Heritage issued common shares to certain employees under a stock based compensation plan which resulted in a small dilution of the Company’s ownership to 59.2% and 58.8%, respectively. Through Island Heritage, the Company primarily writes property insurance.

On June 26, 2008, the Company acquired a 65% interest in Flagstone Reinsurance Africa Limited (“Flagstone Africa”), formerly known as Imperial Reinsurance Company Limited (“Imperial Re”), a South African reinsurer who primarily writes multiple lines of reinsurance in sub-Saharan Africa.  The Company acquired the remaining outstanding common shares of Flagstone Africa so that as of November 10, 2009, the Company owned 100% of the outstanding common shares.  On October 6, 2008, the Company acquired a controlling interest in Flagstone Alliance Insurance and Reinsurance Plc (“Flagstone Alliance”), formerly known as Alliance International Reinsurance Public Company Limited (“Alliance Re”) a Cypriot reinsurer writing multiple lines of business in Europe, Asia, and the Middle East and North Africa region.   The Company acquired the remaining outstanding common shares of Alliance so that as of December 10, 2008, the Company owned 100% of the outstanding common shares of Flagstone Alliance. On November 18, 2008, the Company acquired 100% of the common shares of Marlborough Underwriting Agency Limited, (“Marlborough”) the managing agency for Lloyd’s Syndicate 1861 - a Lloyd’s syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance.  For further information on these acquisitions refer to Note 3 “Acquisitions and Dispositions”.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying financial statements as at December 31, 2009, include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as at December 31, 2009 and 2008 and the results of operations and cash flows for the years ended December 31, 2009, 2008 and 2007.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (“VIEs”). The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares are accounted for using the equity method.  All inter-company accounts and transactions have been eliminated on consolidation.

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

Prior to 2009, the Company operated through two reportable segments: Reinsurance and Insurance.  Following a review of its operating segments in 2009, the Company revised its reportable business segments and is currently organized into three reportable business segments: Reinsurance, Lloyd’s and Insurance.  Prior periods have been re-segmented to conform to the current presentation.

Use of Estimates in Financial Statements

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s principal estimates are for loss and loss adjustment expenses (“LAE”), estimates of premiums written, premiums earned, acquisition costs, fair value of investments and share based compensation.  The Company reviews and revises these estimates as appropriate based on current information. Any adjustments made to these estimates are reflected in the period the estimates are revised.

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

Premiums are earned over a period that is consistent with the risks covered under the terms of the contract, which is generally one to two years. For contracts written on a policies attaching basis, the risk period is based on the terms of the underlying contracts and is generally assumed to be two years. The portion of the premium related to the unexpired portion of the risk period is reflected in unearned premiums.  Where contract terms require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written and are recognized as premiums earned when the loss event occurs.

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

Investments, Cash and Cash Equivalents

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, any movement in unrealized gains and losses has been recorded within net realized and unrealized gains (losses) on investments within the audited consolidated statements of operations and comprehensive income.  Investments are recorded on a trade date basis and realized gains and losses on sales of investments are determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, the amortization of premiums and discounts on investments, using the effective interest rate method and investment management related expenses.

The Company determined that its investments in U.S. government securities, listed equity securities and fixed income fund are stated at Level 1 fair value as determined by the quoted market price of these securities as provided either by independent pricing services or exchange market prices. When the market for a security is considered active and multiple quotes are obtained with identical prices, the quote is considered to be binding. Investments in corporate bonds, mortgage-backed securities, asset-backed securities, foreign government bonds and exchange traded funds are stated at Level 2 fair value derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history.  There are two mortgage-backed securities and one asset-backed security that were classified as Level 3 due to the limited availability of the pricing sources. The investment funds, being private equity funds, are valued by the investment fund managers using the net asset value provided by the general partners of the funds on a quarterly basis.  These valuations are then adjusted by the investment fund managers for cash flows since the most recent valuation.  The valuation methodology used for the investment funds is consistent with the methodology that is generally employed in the investment industry and we have classified them within Level 3.

Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks. The catastrophe bonds held prior to September 30, 2009, and still held at December 31, 2009, were transferred from Level 3 to Level 2 due to the increase in pricing sources obtained and the increased activity within the market.

Short term investments comprise fixed maturity investments with a maturity greater than three months but less than one year from the date of purchase. Cash and cash equivalents and restricted cash include amounts held in banks, money market funds and time deposits with maturities of less than three months at the date of purchase.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Share Based Compensation

The Company accounts for share based compensation in accordance with the Compensation – Stock Compensation Topic of the FASB ASC which requires entities to measure the cost of services received from employees and directors in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of such services will be recognized as compensation expense over the period during which an employee or director is required to provide service in exchange for the award.

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

Warrant

The Company accounts for the warrant granted to Haverford (Bermuda) Ltd. (“Haverford”), a related party due to common ownership, as stock compensation in accordance with the Compensation – Stock Compensation Topic of the FASB ASC. Compensation expense for the warrant was measured at fair value at the date of issuance of the warrant and recorded as compensation expense in the issuance period as there was no required service period. Additional compensation expense was recorded as a result of amendments to the warrant on November 14, 2008. (See Note 13 “Shareholders’ Equity” for additional details).

Retirement Benefit Arrangements

Effective January 1, 2008, the Company adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (currently FASB ASC Subtopic 715-60, “Compensation – Retirement Benefits – Defined Benefit Plans – Other Postretirement”). This statement requires an entity to, among other things: (a) recognize an asset or a liability in the Consolidated Balance Sheets for the funded status of defined benefit plans that are overfunded or underfunded, respectively, measured as the difference between the fair value of plan assets and the pension obligation; (b) recognize changes in the funded status of defined benefit plans in the year in which the changes occur as a component of other comprehensive income, net of tax; and (c) measure defined benefit plan assets and obligations as of the date of the employer’s balance sheet (see Note 11 “Retirement Benefit Arrangements”).

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Derivative Instruments

The Company accounts for its derivative instruments using the Derivatives and Hedging Topic of the FASB ASC which  requires an entity to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the fair value recorded in other assets or liabilities.  The accounting for realized and unrealized gains and losses associated with changes in the fair value of derivatives depends on its hedge designation and if designated as a hedging instrument whether the hedge is effective in achieving offsetting changes in the fair value of the asset or liability being hedged.  The realized and unrealized gains and losses on derivatives not designated as hedging instruments are included in net realized and unrealized gains and losses in the consolidated financial statements. Gains and losses associated with changes in fair value of the designated hedge instruments are recorded with the gains and losses on the hedged items, to the extent that the hedge is effective.  Derivative instruments are stated at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC based on a quoted market price for futures contracts and based on observable market inputs (such as currency spot and forward rates, underlying exchange traded securities yield curves and transactional history) for foreign currency forwards, total return swaps, currency swaps, interest rates swaps and “to be announced” mortgage-backed securities (“TBAs”). The Company fair values reinsurance derivative contracts using internal valuation models, with the significant inputs to the valuation models being the underlying risk exposure and the time left to the end of the contract.

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

Business Combinations

Business combinations are accounted for under the purchase method in accordance with the Business Combinations Topic of the FASB ASC. See Note 3 “Acquisitions and Dispositions” for further details.

Goodwill and Intangible Assets

The Company accounts for intangible assets that arise from business combinations in accordance with the Business Combinations Topic of the FASB ASC. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired by the Company. Goodwill is recorded as an asset and is not amortized.

In accordance with the Intangibles – Goodwill and Other Topic of the FASB ASC, the Company will perform, at a minimum, an annual valuation of its goodwill and intangible assets to test for impairment or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. Fair value is determined using widely acceptable valuation techniques, such as discounted cash flows.  These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is the Company’s policy to conduct impairment testing based on the Company’s current business strategy in light of present industry and economic conditions, as well as the Company’s future expectations. If, as a result of the assessment, the Company determines that the value of its goodwill and intangible assets are impaired, the Company will record an impairment charge in the period in which the determination is made.

Equity method investments will be reviewed annually, at a minimum, for potential impairment in accordance with FASB ASC Topic on Investments – Equity Method and Joint Ventures.  If it is determined the Company would be unable to recover the carrying amount of its equity investment or if its equity investment would be unable to sustain an earning capacity to justify its carrying amount, the Company would record an impairment charge in the period the determination is made by lowering the carrying value recorded on the equity method investment.

The Company conducted its annual reviews and determined that the recorded goodwill and intangible assets were not impaired.

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

Taxation

Certain subsidiaries of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the consolidated balance sheets and those used in the various jurisdictional tax returns. When management’s assessment indicates that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets. In accordance with the FASB ASC Topic on Income Taxes, the tax benefits of uncertain tax positions may only be recognized when the position is more-likely-than-not to be sustained upon audit by the relevant taxing authorities.

New Accounting Pronouncements

In December 2009, the FASB amended ASC Topic 860, “Transfers and Servicing,” (“ASC 860”) which codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets” which was issued on June 12, 2009.  ASC 860 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  ASC 860 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company does not expect the adoption of ASC 860 to have a material impact on its consolidated results of operations and financial condition.

In December 2009, the FASB amended ASC Topic 810, “Consolidation” (“ASC 810”) to codify FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” which was released on June 12, 2009.  ASC 810 amends FASB Statement No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The amendments to ASC 810 are effective on a prospective basis in fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company does not expect the adoption of the amendments to ASC 810 to have a material impact on its consolidated results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires new disclosures about fair value measurement as set forth in Codification Subtopic 820-10.  Specifically, this update requires disclosing (1) the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers, and (2) information about purchases, sales, issuances, and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs.  The ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal year beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect the adoption of the amendments to ASU 2010-06 to have a material impact on its consolidated results of operations and financial condition.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

3.	ACQUISITIONS AND DISPOSITIONS

Flagstone Africa

On November 10, 2009, Flagstone Suisse purchased 1,999,998 shares (representing the remaining 35% noncontrolling interest) in Flagstone Africa for a purchase price of $11.4 million.  The acquisition of the noncontrolling interest did not result in a change of control of Flagstone Africa. As a result, the transaction was accounted for as an equity transaction using the Consolidation Topic of the FASB ASC, resulting in the elimination of the related minority interest and $0.8 million recorded to additional paid-in capital.

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

During the first quarter of 2009, the Company finalized the allocation of the purchase price for the acquisition of Flagstone Alliance.  At December 31, 2008, the estimated purchase price allocation included $1.1 million of goodwill, which was reduced to $nil at March 31, 2009.

The fair value of the net assets acquired and allocation of the purchase price is summarized as follows:
		As at
		October 1, 2008

Total purchase price		$45,302

Assets acquired
Cash and cash equivalents	$40,066
Investments	22,488
Reinsurance premium balances receivable	41,916
Unearned premiums ceded	2,548
Reinsurance recoverable	9,298
Deferred acquisition costs	7,930
Intangible asset - indefinite useful life	1,056
Fixed assets	31,247
Other assets	1,611
Assets acquired		158,160
Liabilities acquired
Loss reserves	61,032
Unearned premiums	34,404
Insurance and reinsurance balances payable	14,908
Other liabilities	2,514
Liabilities acquired		112,858
Excess purchase price (Goodwill)		$-

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

On June 30, 2009, Flagstone Alliance disposed of 100% of the share capital in Uni-Alliance Holdings Limited, a subsidiary of Flagstone Alliance since January 1, 2007. The transaction was completed with Mr. Khader Hemsi, Chief Executive Officer of Flagstone Alliance, who retired from Flagstone Alliance during the third quarter of 2009. The sale was completed to eliminate conflict with existing broker relationships and resulted in a net loss of $1.2 million, which has been recorded in other income.

4.   GOODWILL AND INTANGIBLES

The following tables detail goodwill and intangible assets at December 31, 2009 and 2008:

Goodwill relates to the following reportable segments:	Reinsurance	Lloyd's	Insurance	Unallocated	Total
Balance as at December 31, 2007	$2,000	$-	$8,781	$-	$10,781
Additions during the year	2,176	-	1,269	3,092	6,537
Impact of foreign exchange	(58)	-		(119)	(177)
Balance as at December 31, 2008	4,118	-	10,050	2,973	17,141
Allocated to Lloyd's segment	-	2,973	-	(2,973)	-
Purchase price allocation finalized (1)	(1,043)	-	-	-	(1,043)
Purchase of noncontrolling interest	36	-	-	-	36
Impact of foreign exchange	33	366	-	-	399
Balance at December 31, 2009	$3,144	$3,339	$10,050	$-	$16,533

	As at December 31, 2009
	Carrying value at beginning of period	Additions (Disposals)	Accumulated amortization (1)	Impact of foreign exchange	Carrying value at end of period
Finite life intangibles

Tradename	$1,294	$-	$(145)	$159	$1,308
Software	3,882	-	(436)	478	3,924
Distribution network	3,306	-	(358)	408	3,356
	$8,482	$-	$(939)	$1,045	$8,588
Indefinite life intangibles

Lloyd's syndicate capacity	$22,573	$-	$-	$2,780	$25,353
Licenses	1,818	-	-	31	1,849
	$24,391	$-	$-	$2,811	$27,202

	As at December 31, 2008
	Carrying value at beginning of period	Additions (Disposals)	Accumulated amortization (1)	Impact of foreign exchange	Carrying value at end of period
Finite life intangibles

Tradename	$-	$1,346	$-	$(52)	$1,294
Software	-	4,038	-	(156)	3,882
Distribution network	-	3,439	-	(133)	3,306
	$-	$8,823	$-	$(341)	$8,482
Indefinite life intangibles

Lloyd's syndicate capacity	$-	$23,480	$-	$(907)	$22,573
Licenses	775	1,056	-	(13)	1,818
	$775	$24,536	$-	$(920)	$24,391
Aggregate amortization expenses (2)

For the year ended December 31, 2009					$917

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Estimated amortization expense	For the years ending December 31,	Amount

	2010	$905
	2011	873
	2012	845
	2013	820
	2014	797

(1) The purchase price allocation for Alliance was finalized in the first quarter of 2009.
(2) Accumulated amortization is converted at the end of period foreign exchange rate and amortization expense is converted at an average foreign exchange rate for the period.

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

As at December 31, 2006, and for the year ended December 31, 2006, in accordance with FASB Interpretation No. 46, as revised, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46(R)) (presently the Consolidation Topic of the FASB ASC) the Company had determined that Mont Fort was a VIE. The Company was not considered to be the primary beneficiary and, therefore, was not required to consolidate Mont Fort into its financial statements. The Company was deemed to have significant influence over the operating and financial policies of Mont Fort due to its board representation and 100% voting interests and Mont Fort was accounted for under the equity method of accounting. Under this method, the Company recorded all of the income or loss from the general account of Mont Fort but no income or losses arising from the activities of the segregated account of Mont Fort.

On January 2, 2007, Mont Fort closed an offering of preferred shares relating to its second cell, Mont Fort ILW 2 which yielded gross proceeds of $55.0 million from LB I Group Inc. Mont Fort, in respect of Mont Fort ILW 2, entered into a quota share reinsurance contract with the Company under which the Company assumes 8.3% of the business written by Mont Fort ILW 2.

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

The Company determined that the establishment of these cells was a reconsideration event under the provisions of FIN 46(R). Consequently, the Company assessed whether or not Mont Fort continued to be a VIE and, if so, whether the Company or another party was Mont Fort’s primary beneficiary. The Company assessed the impact of these reconsideration events on its results and financial position, and concluded that the establishment of the Mont Fort HL cell on January 12, 2007 was the reconsideration event that resulted in the Company being the primary beneficiary of Mont Fort. As such, the results of Mont Fort are included in the Company’s consolidated financial statements with effect from January 12, 2007. The portions of Mont Fort’s net income and shareholder’s equity attributable to holders of the preferred shares for the years ended December 31, 2009, 2008 and 2007 are recorded in the consolidated financial statements of the Company as minority interest.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Further, with the addition of any new contracts that the Company enters into with each of the new cells, the Company will evaluate whether the contracts with Mont Fort continue to meet the risk transfer parameters of the FASB ASC Topic on Financial Services – Insurance considered individually and, where appropriate, in the aggregate.  In the event that these cells caused any contract or group of contracts to fail to meet the risk transfer parameters, the Company’s future financial statements would account for these reinsurance transactions in accordance with the provisions of the FASB ASC Subtopic on Other Assets and Deferred Costs – Insurance Contracts that Do Not Transfer Insurance Risk.

In accordance with a reinsurance agreement entered into between the Company and Mont Fort on behalf on its cells, the Company earns a ceding commission from the cells based on the level of premiums ceded to the cells. During the years ended December 31, 2009 and 2008 and 2007, transactions between the Company and Mont Fort were eliminated upon consolidation.   West End also entered into an investment management agreement with Mont Fort in respect to each cell.  Under the agreement, West End earns an investment management fee based on the current size of the cells and a performance-based fee of 15% of the increase, if any, in the net asset value of each cell over the course of each year.

On February 8, 2008, Mont Fort repurchased 5.0 million preferred shares relating to its second cell, Mont Fort ILW 2 for $6.6 million.

On August 10, 2009, Mont Fort repurchased 43.6 million preferred shares relating to its first cell, Mont Fort ILW for $63.1 million.  The Company has considered the implication of this share repurchase as it relates to FASB ASC Topic on Consolidations, specifically relating to variable interest entities, and has concluded that the Company remains the primary beneficiary and should continue to consolidate Mont Fort.

Included in the Company’s assets as at December 31, 2009 and 2008 were cash and cash equivalents, short term investments and fixed maturity investments of $150.4 million and $184.3 million, respectively, held for the sole benefit of preferred shareholders of each specific Mont Fort cell and available to settle the specific current and future liabilities of each cell.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

6.       INVESTMENTS

Fixed maturity, short term and equity investments

The cost or amortized cost, gross unrealized gains and losses, and carrying values of the Company’s fixed maturity, short term and equity investments as at December 31, 2009 and 2008 are as follows:

	As at December 31, 2009
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Fixed maturities
U.S. government and government agency	$421,215	$12,186	$(1,686)	$431,715
U.S. states and political subdivision	1,907	11	(15)	1,903
Other foreign governments	112,119	3,426	(1,118)	114,427
Corporates	504,855	15,763	(1,376)	519,242
Mortgage-backed securities	108,652	3,969	(554)	112,067
Asset-backed securities	49,439	253	(485)	49,207
Total fixed maturities	$1,198,187	$35,608	$(5,234)	$1,228,561

Short term investments
U.S. government and government agency	$145,600	$6	$(2)	$145,604
Other foreign governments	3,877	136	-	4,013
Corporates	80,223	1,419	(738)	80,904
Asset-backed securities	1,909	4	-	1,913
Total short term investments	$231,609	$1,565	$(740)	$232,434

Equity investments	$8,516	$124	$(8,350)	$290

Total investments	$1,438,312	$37,297	$(14,324)	$1,461,285

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

	As at December 31, 2008
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Fixed maturities
U.S. government and government agency	$487,667	$9,533	$(10,359)	$486,841
Other foreign governments	15,109	104	(7)	15,206
Corporates	139,057	4,298	(2,931)	140,424
Mortgage-backed securities	115,478	2,406	(5,810)	112,074
Asset-backed securities	30,481	35	(706)	29,810
Total fixed maturities	$787,792	$16,376	$(19,813)	$784,355

Short term investments
U.S. government and government agency	$30,491	$-	$(78)	$30,413
Total short term investments	$30,491	$-	$(78)	$30,413

Equity investments	$16,266	$784	$(11,737)	$5,313

Total investments	$834,549	$17,160	$(31,628)	$820,081

Proceeds from the sale of fixed maturity, short term and equity investments during the year ended December 31, 2009 and 2008 amounted to $1.9 billion and $1.8 billion, respectively.

The contractual maturity dates of fixed maturity and short term investments as at December 31, 2009 and 2008 are as follows:

	As at December 31,
	2009		2008
	Amortized	Fair Value	Amortized	Fair Value

Due within one year	$308,865	$312,253	$96,578	$96,660
Due after 1 through 5 years	577,634	588,707	305,089	301,166
Due after 5 through 10 years	311,819	324,095	142,447	142,939
Due after 10 years	71,478	72,753	128,210	132,119
Mortgage and asset-backed securities	160,000	163,187	145,959	141,884
Total	$1,429,796	$1,460,995	$818,283	$814,768

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

At December 31, 2009, the Company’s entire fixed maturity investment portfolio, with the exception of $0.5 million, was invested in securities which were investment grade. At December 31, 2008, the Company’s entire fixed maturity investment portfolio, with the exception of $0.3 million, was invested in securities which were investment grade.  As at December 31, 2009 and 2008, the Company did not hold any security with direct exposure to the sub-prime markets.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Other investments

The Company’s other investments include:

	As at December 31,
	2009	2008

Investment funds	$5,486	$9,805
Catastrophe bonds	36,128	39,174
Equity investment	4,320	5,676
Total other investments	$45,934	$54,655

The catastrophe bonds held pay a variable interest coupon and their return, from interest and return of principal, is contingent upon climatological and geological events.  The catastrophe bonds are recorded at fair value and as at December 31, 2009 and 2008 they had net realized gains of $2.0 and $0.3 million for the years then ended, respectively.

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

Fair value disclosure

The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.  In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the Company determined that its investments in U.S. government treasury securities, listed equity securities and exchange traded funds are stated at Level 1 fair value as determined by the quoted market price of these securities, as provided either by independent pricing services or exchange market prices. Investments in U.S. government agency securities, corporate bonds, mortgage-backed securities, foreign government bonds and asset backed securities are stated at Level 2 fair value derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history. Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks. The catastrophe bonds held prior to September 30, 2009, and still held at December 31, 2009, were transferred from Level 3 to Level 2 due to the increase in pricing sources obtained and the increased activity within the market.

The Company has reviewed its Level 3 investments, and the valuation methods are as follows: The fair value of the investment funds, being private equity funds, is determined by the investment fund managers using the net asset value provided by the general partners of the funds on a quarterly basis.  These valuations are then adjusted by the investment fund managers for cash flows since the most recent valuation.  The valuation methodology used for the investment funds is consistent with the methodology that is generally employed in the investment industry. Additionally, there are two mortgage-backed securities and one asset backed security that were classified as Level 3 due to the limited availability of the pricing sources which may be indicative of a less active market. Their fair value is determined using broker quotes.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

As at December 31, 2009 and 2008, the Company’s investments are allocated between levels as follows:

	Fair Value Measurement at December 31, 2009, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
U.S. government and government agency	$431,715	$380,843	$50,872	$-
U.S. states and political subdivisions	1,903	-	1,903	-
Other foreign government	114,427	-	114,427	-
Corporates	519,242	-	519,242	-
Mortgage-backed securities	112,067	-	111,290	777
Asset-backed securities	49,207	-	47,686	1,521
	1,228,561	380,843	845,420	2,298
Equity investments	290	290	-	-
Short term investments	232,434	125,755	106,679	-
	1,461,285	506,888	952,099	2,298
Other Investments
Investment funds	5,486	-	-	5,486
Catastrophe bonds	36,128	-	36,128	-
	41,614	-	36,128	5,486

Totals	$1,502,899	$506,888	$988,227	$7,784

For reconciliation purposes, the table above does not include an equity investment of $4.3 million in which the Company is deemed to have a significant influence and is accounted for under the equity method and as such, is not accounted for at fair value under the FASB ASC guidance for financial instruments.

	Fair Value Measurement at December 31, 2008, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
U.S. government and government agency	$486,842	$447,226	$39,616	$-
Other foreign government	15,206	-	15,206	-
Corporates	140,423	-	140,423	-
Mortgage-backed securities	112,074	-	111,148	926
Asset-backed securities	29,810	-	29,810	-
	784,355	447,226	336,203	926
Equity investments	5,313	5,313	-	-
Short term investments	30,413	30,413	-	-
	820,081	482,952	336,203	926
Other Investments
Investment funds	9,805	-	647	9,158
Catastrophe bonds	39,174	-	-	39,174
	48,979	-	647	48,332

Totals	$869,060	$482,952	$336,850	$49,258

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

For the Level 3 items still held as of December 31, 2009, the total change in fair value for the year ended December 31, 2009, is $(4.5) million.  The catastrophe bonds held prior to September 30, 2009, and still held at December 31, 2009, were transferred from Level 3 to Level 2 due to the increase in pricing sources obtained and the increased activity within the market. The amount of the catastrophe bonds transferred between Level 3 to Level 2 as of December 31, 2009 was $13.4 million.

The reconciliation of the fair value for the Level 3 investments for the years ended December 31, 2009 and 2008, including net purchases and sales and change in unrealized gains, is set out below:

	For the year ended December 31, 2009
	Fixed maturities	Investment funds	Catastrophe bonds	Total
Description
Fair value, December 31, 2007	$-	$11,208	$36,619	$47,827
Total realized gains included in earnings	-	644	278	922
Total unrealized losses included in earnings	-	(4,296)	(1,140)	(5,436)
Transfers in Level 3	926	-	-	926
Net purchases and sales	-	1,602	3,417	5,019
Fair value, December 31, 2008	$926	$9,158	$39,174	$49,258
Total realized losses included in earnings	(148)	-	-	(148)
Total unrealized gains (losses) included in earnings	675	(4,493)	899	(2,919)
Net purchases and sales	(676)	821	(27,075)	(26,930)
Total investment income included in earnings	-	-	406	406
Transfers in (out) Level 3	1,521	-	(13,404)	(11,883)
Fair value, December 31, 2009	$2,298	$5,486	$-	$7,784

Net Investment Income

Net investment income for the years ended December 31, 2009, 2008, and 2007 was $28.5 million, $51.4 million, and $73.8 million, respectively.  The components are set out below:

	For the years ended December 31,
	2009	2008	2007

Interest and dividend income
Cash and cash equivalents	$3,231	$13,498	$12,911
Fixed maturities	31,600	30,579	45,830
Short term	1,687	138	150
Equity investments	76	79	308
Other investments	9	518	7,456
Amortization income
Fixed maturities	(3,317)	11,205	8,128
Short term	(282)	428	102
Other investments	406	23	-
Investment expenses	(4,879)	(5,070)	(1,077)
Net investment income	$28,531	$51,398	$73,808

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Net realized and unrealized gains and losses

Realized investment gains (losses) on the sale of fixed maturity, short term and equity investments for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the years ended December 31,
	2009	2008	2007

Fixed maturity and short term investments
Gross realized gains	$38,051	$29,178	$5,854
Gross realized losses	(17,046)	(38,321)	(13,106)
Equities
Gross realized gains	1,394	39	9,362
Gross realized losses	(3,321)	(52,449)	-
Net realized gains (losses)	$19,078	$(61,553)	$2,110

The following table is a breakdown of the net realized and unrealized gains (losses) recorded in the consolidated statements of operations:

	For the years ended December 31,
	2009	2008	2007

Net realized gains (losses) on fixed maturities	$21,005	$(9,143)	$(7,252)
Net unrealized gains (losses) on fixed maturities	34,582	(14,130)	15,069
Net realized (losses) gains on equities	(1,927)	(52,410)	9,362
Net unrealized gains (losses) on equities	2,778	(2,401)	346
Net realized and unrealized (losses) on derivative instruments - investments	(15,145)	(164,016)	(983)
Net realized and unrealized gains (losses) on derivative instruments - other	11,253	11,617	(9,821)
Net realized and unrealized (losses) gains on other investments	(1,625)	(30,106)	632
Total net realized and unrealized gains (losses)	$50,921	$(260,589)	$7,353

Pledged Assets

As at December 31, 2009 and 2008, approximately $85.9 million and $42.4 million, respectively, of cash and cash equivalents and approximately $425.1 million and $327.2 million, respectively of fixed maturity securities were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

7.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss and loss adjustment expense reserves consist of:

	As at December 31,
	2009	2008

Case reserves	$232,334	$194,677
IBNR reserves	248,326	216,888
Loss and loss adjustment expense reserves	$480,660	$411,565

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The following table represents an analysis of paid and incurred losses and a reconciliation of the beginning and ending loss and loss adjustment expense reserves for the years ended December 31, 2009 and 2008:

	As at and for the years ended December 31,
	2009	2008

Gross liability at beginning of year	$411,565	$180,978
Reinsurance recoverable at beginning of year	(16,422)	(1,355)
Net liability at beginning of year	395,143	179,623

Net incurred losses related to:
Current year	289,775	395,561
Prior year	(6,590)	(15,677)
	283,185	379,884
Net paid losses related to:
Current year	90,964	137,158
Prior year	139,475	73,703
	230,439	210,861

Effects of foreign exchange rate changes	13,501	(13,685)
Net loss reserve on acquisition of Flagstone Africa	-	7,301
Net loss reserve on acquisition of Flagstone Alliance	-	52,881
Net liability at end of year	461,390	395,143
Reinsurance recoverable at end of year	19,270	16,422
Gross liability at end of year	$480,660	$411,565

Certain business written by the Company has loss experience generally characterized as low frequency and high severity in nature. This may result in volatility in the Company’s financial results. Actuarial assumptions used to establish the liability for losses and loss adjustment expenses are periodically adjusted to reflect comparisons to actual losses and loss adjustment expenses development, inflation and other considerations.  Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in the previous calendar year.  These reserve changes were made as part of the Company’s regular quarterly reserving process and primarily arose from better than expected emergence of actual claims relative to the Company’s prior year estimates.

During the year ended December 31, 2009, the Company had total net positive development of $6.6 million; $(7.6) million relating to the 2008 loss year and $14.2 million relating to the 2007 loss year and prior.  The favorable development was primarily due to actual loss emergence in the property catastrophe, property, and the short-tail specialty and casualty lines of business being lower than the initial expected loss emergence.

For the year ended December 31, 2008, the Company had total net positive development of $15.7 million; $10.5 million relating to the 2007 loss year and $5.2 million relating to the 2006 loss year.  The favorable development was primarily due to actual loss emergence in the property catastrophe, property, and the short-tail specialty and casualty lines of business being lower than the initial expected loss emergence.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

8.    REINSURANCE

The Company purchases reinsurance to reduce its net exposure to losses. Reinsurance provides for recovery by the Company of a portion of gross losses and loss adjustment expenses from its reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements and the Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The reinsurance claims recoverable as at December 31, 2009 and 2008 was $19.3 million and $16.4 million, respectively, against which the Company has determined that no provision for doubtful debt is required.

Assumed and ceded net premiums written and earned and loss and loss adjustment expenses for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year ended December 31, 2009			Year ended December 31, 2008			Year ended December 31, 2007
	Premiums written	Premiums earned	Loss and LAE	Premiums written	Premiums earned	Loss and LAE	Premiums written	Premiums earned	Loss and LAE

Assumed	$988,491	$934,151	$294,582	$781,889	$730,411	$392,535	$577,150	$517,902	$192,859
Ceded	(196,022)	(175,696)	(11,397)	(87,191)	(76,243)	(12,651)	(50,119)	(40,765)	-
Net	$792,469	$758,455	$283,185	$694,698	$654,168	$379,884	$527,031	$477,137	$192,859

As at December 31, 2009, 2008 and 2007, the provision for doubtful accounts was $2.0 million, $2.1 million and $1.0 million, respectively, which has been recorded in premiums receivable on the balance sheet.

9.       DERIVATIVES

The Company accounts for its derivative instruments using the Derivatives and Hedging Topic of the FASB ASC, which requires an entity to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the fair value recorded in other assets or liabilities. The accounting for realized and unrealized gains and losses associated with changes in the fair value of derivatives depends on the hedge designation, and if designated as a hedging instrument, whether the hedge is effective in achieving offsetting changes in the fair value of the asset or liability being hedged.  The realized and unrealized gains and losses on derivatives not designated as hedging instruments are included in net realized and unrealized gains and losses in the consolidated financial statements. Gains and losses associated with changes in fair value of the designated hedge instruments are recorded with the gains and losses on the hedged items, to the extent that the hedge is effective.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The details of the derivatives held by the Company as of December 31, 2009 and 2008 are as follows:

	As at December 31, 2009
	Asset Derivatives			Liability Derivatives			Total Derivatives
	Balance Sheet	Derivative	Fair	Balance Sheet	Derivative	Fair	Derivative	Net Fair
	Location	Exposure	Value	Location	Exposure	Value	Exposure	Value
Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	Other Assets	$44,444	$148	Other Liabilities	$117,592	$512	$162,036	$(364)
			148			512		(364)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	Other Assets	$18,655	$260	Other Liabilities	$-	$-	$18,655	$260
Foreign currency forward contracts	Other Assets	378,627	12,532	Other Liabilities	137,864	6,386	516,491	6,146
			12,792			6,386		6,406
Purpose - exposure
Futures contracts	Other Assets	$150,770	$3,847	Other Liabilities	$-	$-	$150,770	$3,847
Total return swaps	Other Assets	6,384	409	Other Liabilities	39,564	436	45,948	(27)
Mortgage backed securities TBA	Other Assets	-	-	Other Liabilities	41,496	399	41,496	(399)
Other reinsurance derivatives	Other Assets	-	-	Other Liabilities	-	1,596	-	(1,596)
			4,256			2,431		1,825

Total Derivatives			$17,196			$9,329		$7,867
	As at December 31, 2008
	Asset Derivatives			Liability Derivatives			Total Derivatives
	Balance Sheet	Derivative		Balance Sheet	Derivative		Derivative	Net
	Location	Exposure	Fair Value	Location	Exposure	Fair Value	Exposure	Fair Value
Derivatives designated as hedging instruments
Forward currency forward contracts (1)	Other Assets	$43,327	$1,419	Other Liabilities	$294,385	$7,103	$337,712	$(5,684)
			1,419			7,103		(5,684)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	Other Assets	$-	$-	Other Liabilities	$18,071	$315	$18,071	$(315)
Foreign currency forward contracts	Other Assets	54,768	1,493	Other Liabilities	60,924	5,317	115,692	(3,824)
			1,493			5,632		(4,139)
Purpose - exposure
Futures contracts	Other Assets	40,530	333	Other Liabilities	21,356	190	61,886	143
Total return swaps	Other Assets	58,395	5,564	Other Liabilities	12,473	1,852	70,868	3,712
Mortgage backed securities TBA	Other Assets	63,937	648	Other Liabilities	-	-	63,937	648
Other reinsurance derivatives	Other Assets	-	-	Other Liabilities	-	541	-	(541)
			6,545			2,583		3,962

Total Derivatives			$9,457			$15,318		$(5,861)

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

 Index

Designated

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive Income (Loss)			Net Income (Loss)
Derivatives Designated	(Effective Portion)			(Ineffective Portion)
as Hedging instruments	For the Year Ended December 31,			For the Year Ended December 31,
	2009	2008	Location	2009	2008
Foreign currency forward contracts (1)	$(4,586)	$(16,989)	Net realized and unrealized (losses) gains - other	$(1,665)	$5,996
	$(4,586)	$(16,989)		$(1,665)	$5,996
 (1) Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

Non Designated

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives Not Designated		For the years ended December 31,
as Hedging Instruments	Location	2009	2008
Futures contracts	Net realized and unrealized gains (losses) - investments	$12,458	$(147,493)
Total return swaps	Net realized and unrealized (losses) gains - investments	(4,630)	(18,431)
Currency swaps	Net realized and unrealized gains (losses) - other	661	(783)
Interest rate swaps	Net realized and unrealized (losses) gains - investments	-	(295)
Interest rate swaps	Net realized and unrealized (losses) gains - other	-	(1,353)
Foreign currency forward contracts	Net realized and unrealized (losses) gains - investments	(25,375)	-
Foreign currency forward contracts	Net realized and unrealized gains (losses) - other	9,867	1,099
Mortgage backed securities TBA	Net realized and unrealized gains (losses) - investments	2,402	2,203
Other reinsurance derivatives	Net realized and unrealized gains (losses) - other	2,390	6,658
		$(2,227)	$(158,395)

The non-designated derivatives are carried at fair value, with the fair value recorded in other assets and liabilities and the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses.

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

Foreign currency forward contracts

The Company has entered into foreign currency forward contracts that it has designated as hedges in order to hedge its net investments in foreign subsidiaries.  These foreign currency forward contracts are carried at fair value and the gains and losses associated with changes in fair value of the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that these are effective as hedges, with the ineffective portion recorded in realized and unrealized gains and losses included in the income statement.  All other foreign currency forward contracts are not designated as hedges, and are also carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses.

Futures contracts

The Company uses futures contracts to gain exposure to certain markets or indexes. The Company has entered into equity index, commodity index, and bond index futures as part of its investment strategy.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Total return swaps

The Company uses total return swaps to gain exposure to a global inflation inked bond index and a global equity index.  The total return swaps allow the Company to earn the return of the underlying index while paying floating interest plus a spread to the counterparty.

Currency swaps

The Company uses currency swaps to minimize the effect of fluctuating foreign currencies.  The currency swaps relate to the Company’s Euro denominated debentures.

To be announced mortgage backed securities

The Company also purchases TBA mortgage-backed securities as part of its investing activities. By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities.

Other reinsurance derivatives

The Company writes certain reinsurance contracts that are classified as derivatives in accordance with the FASB ASC Topic for Derivatives and Hedging. The Company has entered into ILW transactions that may be structured as reinsurance or derivatives.

Fair value disclosure

In accordance with Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as of December 31, 2009 and December 31, 2008 is allocated between levels as follows:

	Fair Value Measurement at December 31, 2009, using:
		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
Description
Futures contracts	$3,847	$3,847	$-	$-
Swaps	233	-	233	-
Foreign currency forward contracts	5,782	-	5,782	-
Mortgage backed securities TBA	(399)	-	(399)	-
Other reinsurance derivatives	(1,596)	-	-	(1,596)
Total derivatives	$7,867	$3,847	$5,616	$(1,596)

For the Level 3 items still held as of December 31, 2009, the total change in fair value for the year is $(1.6) million.

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

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

	For the years ended December 31,
	2009	2008

Other reinsurance derivatives
Opening fair value	$(541)	$(1,305)
Total unrealized gains included in earnings	2,299	4,140
Net purchases and sales	(3,354)	(3,376)
Closing fair value	$(1,596)	$(541)

There were no transfers in or out of Level 3 during these periods.

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

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax and examination by taxing authorities in the jurisdictions in which they operate. The significant jurisdictions in which the Company’s subsidiaries are subject to tax are South Africa, Canada, Cyprus, India, Mauritius, Switzerland, U.S. Virgin Islands, United Kingdom and the United States.  Income tax returns are open for examination for the tax years 2006-2008 in Canada, 2003-2008 in Cyprus, 2006-2008 in India 2006-2008 in the U.S. Virgin Islands and 2007-2008 in the UK.

As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from tax examinations for all open tax years.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2009.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Income tax expense for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the years ended December 31,
	2009	2008	2007
Current income tax expense
Africa	$915	$-	$-
Canada	773	414	203
Cyprus	5	(69)	-
India	138	134	43
Luxembourg	107	4	-
Mauritius	149	125	-
Puerto Rico	58	-	-
Switzerland	1	-	1
United Kingdom	1,059	90	72
U.S. Virgin Islands	(181)	1,168	464
Deferred income tax expense
Africa	(196)	36	-
Cyprus	2,502	(1,083)	-
India	28	359	-
U.S. Virgin Islands	54	-	-
Total income tax expense	$5,412	$1,178	$783

Net current assets (liabilities)	$(1,741)	$118	$(59)
Net deferred tax liabilities	(2,478)	(1,774)	-
Net tax liabilities	$(4,219)	$(1,656)	$(59)

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.  Significant components of the net deferred tax liabilities as of December 31, 2009 and 2008 are as follows:

	Years ended December 31,
Deferred tax inventory	2009	2008
Deferred tax assets
Net loss carryforward	$22,855	$8,719
Valuation allowance	(22,009)	(7,273)
Deferred tax assets net of valuation allowance	$846	$1,446
Deferred tax liabilities	(3,324)	(3,220)
Net deferred tax liabilities	$(2,478)	$(1,774)

The valuation allowance relates to operating and capital losses of the Company’s foreign subsidiaries in Switzerland, Luxembourg, Cyprus and the United States.  Local tax laws allow tax losses to be carried forward and offset against future taxable income. However, the Company believes it is necessary to establish a valuation allowance against these operating loss and capital loss deferred tax assets due to the Company’s short operating history and uncertainty regarding its ability to generate sufficient future taxable income to utilize the loss carried forward and realize the deferred tax asset.

As part of management’s 2009 analysis, it was determined that a foreign subsidiary which began operations in 2006 would be subject to local taxation. This subsidiary had approximately $5.1 million of net operating loss carryforwards. The Company has established a full valuation allowance on the deferred tax assets relating to these loss carryforwards.  The addition of these deferred tax assets and additional valuation allowance had no impact on the 2008 or 2009 provision for income taxes.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The following table is a reconciliation of the actual income tax rate to the amount computed by applying the effective rate of 0% under Bermuda law to income before income taxes:

	Years ended December 31,
Tax rate reconciliation	2009	2008	2007
Income (loss) before taxes	$247,604	$(186,124)	$168,705
Reconciliation of effective tax rate (% of income before taxes)
Expected rate	0.0%	0.0%	0.0%
Foreign taxes at the local expected rate	(1.7)%	3.1%	0.2%
Valuation allowance	3.9%	(3.7)%	0.2%
Other	0.0%	0.0%	0.1%
	2.2%	(0.6)%	0.5%

11.   RETIREMENT BENEFIT ARRANGEMENTS

For employee retirement benefits, the Company maintains active defined-contribution plans and a defined benefit plan.

Defined Contribution Plans

Contributions are made by the Company, and these contributions are supplemented by the local plan participants. Contributions are based on a percentage of the participant’s base salary depending upon competitive local market practice. Vesting provisions meet legal compliance standards and market trends; the accumulated benefits for the majority of these plans vest immediately or over a two year period.

The Company incurred expenses for these defined contribution arrangements of $2.0 million, $0.9 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Defined Benefit Plan

Since 2007, the Company has maintained a pension plan for its employees in Switzerland (the “Swiss Plan”), which was classified and accounted for as a defined contribution plan. Changes to the Swiss Plan during the 2008 fiscal year led the Company to conclude that the features of the plan were indicative of a defined benefit pension plan under the Swiss pension law (“BVG”).  For the years ended December 31, 2009 and 2008, the Swiss Plan has been accounted for as a defined benefit pension plan.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

As at December 31, 2009 and 2008, the funded status of the Swiss Plan was as follows:

	2009	2008
Funded status
Unfunded pension obligation at beginning of year	$1,200	$-
Unfunded pension obligation on conversion to defined benefit plan	-	491
Change in pension obligation
Service cost	1,207	1,559
Interest cost	183	124
Plan participants’ contributions	1,162	166
Actuarial (gain) loss	(35)	401
Benefits paid	(3,039)	(486)
Foreign currency adjustments	779	237
Change in pension obligation	$257	$2,001
Change in fair value of plan assets
Actual return on plan assets	248	99
Foreign currency adjustments	208	211
Employer contributions	835	778
Plan participants’ contributions	1,772	690
Benefits paid	(3,039)	(486)
Change in fair value of plan assets	$24	$1,292

Funded status
Unfunded pension obligation at end of year	$1,433	$1,200

As at December 31, 2009 and 2008, the net funded status at the end of the year was included in other liabilities in the Consolidated Balance Sheets.  Employer contributions for the years ended December 31, 2009 and 2008 were $0.8 million and $0.8 million, respectively.

The incremental effect of adopting the accounting requirements for defined benefit plans in 2008, was to increase total liabilities by $0.5 million and decrease total shareholders’ equity (accumulated other comprehensive income) by $0.5 million. Of the $0.5 million transition adjustment recorded in 2008, $0.4 million remains in accumulated other comprehensive income at December 31, 2009. Of this transition adjustment, approximately $50,000 is expected to be recognized in net periodic benefit cost in 2010.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The components of net periodic benefit cost for the years ended December 31, 2009 and 2008 consisted of:

Net periodic benefit cost	2009	2008
Service cost	$1,207	$1,559
Interest cost	183	124
Expected return on plan assets	(142)	(105)
Transition obligation amortization	-	43
Net periodic benefit cost	$1,248	$1,621

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	$140	$405
Amortization of net transition obligation	-	(43)
Currency impact	3	2
Total recognized in other comprehensive income	143	364
Total recognized in net periodic benefit cost and other comprehensive income	$1,391	$1,985

At December 31, 2009, the projected pension obligation was $5.9 million, the accumulated pension obligation was $5.5 million, and the fair value of plan assets was $4.4 million. At December 31, 2008, the projected pension obligation was $5.6 million, the accumulated pension obligation was $5.3 million, and the fair value of plan assets was $4.4 million.

At December 31, 2009 and 2008, the Swiss Plan’s asset allocation was as follows:

	2009	2008
Debt securities	78.1%	72.2%
Real estate	10.6%	11.4%
Equity Securities	6.8%	5.8%
Other	4.5%	10.6%
Total	100.0%	100.0%

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

The assumptions used to determine the pension obligation and net periodic benefit cost for the years ended December 31, 2009 and 2008 were as follows:

	Pension obligation	Net periodic benefit cost
Discount rate	3.25%	3.25%
Rate of increase in compensation levels	1.50%	1.50%
Return on assets	3.20%	3.20%

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

At December 31, 2009, estimated employer contributions to be paid in 2010 were $0.9 million and future benefit payments were estimated to be paid as follows:

Period	Estimated future benefit payments
2010	$399
2011	$426
2012	$446
2013	$457
2014	$465
2015-2019	$2,193

The Company does not believe that any plan assets will be returned to the Company during 2010.

12.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

The Company’s debt outstanding as at December 31, 2009 and 2008 is as follows:

						Outstanding balance as at
						December 31,
Issue Type	Issued In	Notional Amount	Interest Rate	First Call In	Maturity In	2009	2008
Deferrable Interest Debentures	2006	$120,000	LIBOR + 3.54%	2011	2036	$120,000	$120,000
Junior Subordinated Deferrable Interest Notes	2006	€13,000	Euribor + 3.54%	2011	2036	18,652	18,070
Junior Subordinated Deferrable Interest Notes	2007	$100,000	LIBOR + 3.00%	2012	2037	88,750	88,750
Junior Subordinated Deferrable Interest Notes	2007	$25,000	LIBOR + 3.10%	2012	2037	25,000	25,000
Other - IAL King Air	2007	$945	LIBOR + 1.95%	n/a	2009	-	755
						$252,402	$252,575

On June 30, 2009, the Company repaid $14.0 million to Banc of America Leasing and Capital LLC (“BoA”), which terminated the financing agreement related to the construction and purchase of a Dassault Falcon 7X aircraft. (See Note 18 “Related Party Transactions” for additional details).

The FASB ASC Topic on Financial Instruments requires disclosure of fair value information of financial instruments. For financial instruments where quoted market prices are not available, the fair value of these financial instruments is estimated by discounting future cash flows or by using similar recent transactions. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange.  The Company does not carry its long term debt at fair value on its consolidated balance sheets.  As at December 31, 2009 and 2008, the Company estimated the fair value of its long term debt to be approximately $203.9 million and $151.2 million, respectively.

The Note indentures contain various covenants, including limitations on liens on the stock restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations.  The Company was in compliance with all the covenants contained in the Note Indentures at December 31, 2009 and 2008.

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the years ended December 31, 2009, 2008 and 2007, the Company incurred interest expense of $11.1 million, $18.3 million and $18.7 million, respectively, on the Deferrable Interest Debentures.  Also, at December 31, 2009, 2008 and 2007, the Company had $0.8 million, $1.4 million and $1.9 million, respectively, of interest payable included in other liabilities.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Future principal and interest payments on long term debt are expected to be as follows:

Year	Estimated future principal and interest payments
2010	$9,062
2011	9,062
2012	9,062
2013	9,062
2014	9,062
Later years	452,505
Total	$497,815

Letter of credit facility

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas (the “BNP Facility”).  The BNP Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at December 31, 2009, no letters of credit have been issued under the BNP Facility.

On March 5, 2009, Flagstone Suisse entered into a secured $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at December 31, 2009, $32.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $35.9 million of fixed maturity securities from the Company’s investment portfolio.

On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”).  The Citi Facility comprises a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company and its subsidiaries, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyds with a maximum tenor of 60 months.  As at December 31, 2009, $412.0 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $386.2 million of fixed maturity securities from the Company’s investment portfolio and $60.7 million of cash and cash equivalents.  During 2008, the Company had a $400.0 million uncommitted letter of credit facility agreement with Citibank N.A. As at December 31, 2008, $285.7 million had been drawn under this facility, and the drawn amount of the facility was secured by $327.2 million of fixed maturity securities from the Company’s investment portfolio.  This facility was replaced by the above noted $450.0 million facility.

On June 11, 2009, Flagstone Suisse and Wachovia Bank, N.A. mutually agreed to terminate a $200.0 million uncommitted letter of credit facility agreement.  No amounts had been drawn under this facility since its inception and there were no penalties associated with this termination.

These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of the letters of credit outstanding at any given time.

13.   SHAREHOLDERS’ EQUITY

Common shares

At December 31, 2009 and 2008, the total authorized common voting shares of the Company were 300,000,000 and 150,000,000, respectively, with a par value of $0.01 per common share. The increase in the Company’s total authorized voting shares was approved at the Annual General Meeting of Shareholders, held on May 14, 2009.

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

The following table is a summary of common shares issued and outstanding:

	For the years ended December 31,
	2009	2008	2007
Common voting shares:
Balance at beginning of period	84,801,732	85,309,107	71,547,891
Conversion of performanceshare units (1)	42,000	-	-
Conversion of restricted share units (1)	141,487	190,224	11,216
Issue of shares	-	-	13,750,000
Shares repurchased and cancelled	-	(697,599)	-
Shares repurchased and held in treasury	(2,000,000)	-	-
Balance at end of period	82,985,219	84,801,732	85,309,107

(1) Conversion of performance share units and restricted share units are net of shares withheld for the payment of tax on the employees’ behalf.

Share buyback

On September 22, 2008, the Company announced that its Board of Directors had approved the potential repurchase of company stock.  The buyback program allows the Company to purchase, from time to time, its outstanding stock up to a value $60.0 million. Purchases under the buyback program are made with cash, at market prices, through a brokerage firm. During the year ended December 31, 2009, the Company entered into a private placement purchase agreement to repurchase 2.0 million common shares at a total cost of $19.8 million. During the year ended December 31, 2008, the Company purchased 697,599 shares for a total consideration of $6.6 million. Approximately $33.6 million of repurchases remain available under the buyback program as of December 31, 2009. The timing and amount of repurchase transactions will be determined by the Company’s management, based on its evaluation of a number of factors, including share price and market conditions. The Company may decide at any time to suspend or discontinue the program.

Warrant

In connection with the initial closing of the private placement for the Company’s common shares in December 2005, the Company issued a warrant to Haverford for its role in these capital raising activities (the “Warrant”). The Warrant has been classified as an equity instrument, in accordance with the FASB ASC Subtopic on Derivatives and Hedging – Contracts in Entity’s Own Equity. The Company has determined the Warrant to be compensatory and has recorded its fair value as compensation in the issuance period as there is no required service period. The Warrant granted the holder the right, at any time during the period commencing on December 1, 2010 and ending December 31, 2010, to purchase from the Company up to 12.0% of the issued share capital of the Company at the consummation of the initial private placements of the Company at an exercise price of $14.00 per common share.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Subsequently, in connection with the February 1 and February 23, 2006, additional closings of the private placement of 1,957,008 common shares, the Warrant was amended such that the number of common shares that could be issuable upon exercise of the Warrant would be 8,585,747, being 12.0% of the issued share capital as at February 23, 2006.

At the Company’s board meeting held on November 14, 2008, the Warrant was amended to change the exercise date from December 1, 2010 to December 31, 2010, to December 1, 2013 to December 31, 2013, to change the strike price to $14.80 from $14.00 and to include a provision that amends the strike price for all dividends paid by the company from the issuance of the Warrant to its exercise date. As a result of the amendments additional compensation expense of $3.6 million was recognized in general and administrative expenses and in additional paid-in capital in the consolidated financial statements for the year ended December 31, 2008. This value was calculated using the Black-Scholes option pricing model. The assumptions used were: risk-free interest rate 2.8%; expected life 5.05 years; volatility 38.6%; dividend yield 1.59%. The volatility assumption was based on the average historical volatility of a group of comparable companies over a period equal to the expected life of the Warrant.

14.      STOCK TRANSACTION OF SUBSIDIARY

On June 30, 2009, Island Heritage Holdings Company (“Island Heritage”), in which the Company holds a controlling interest, issued 2,709 shares to certain of its employees under a performance share unit plan. Prior to this transaction, the Company held an ownership interest in Island Heritage of 59.2% and now holds an interest of 58.8%.

The Company accounts for the issuance of a subsidiary’s stock in accordance with FASB ASC paragraph 505-10-S99-6, “Equity – Overall – SEC Materials - Accounting for Sales of Stock by a Subsidiary”, which requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to record gains and losses resulting from the issuance of subsidiary’s stock as an equity transaction. Accordingly, the Company recorded a loss of $0.2 million as a decrease to additional paid-in capital.

15.      SHARE BASED COMPENSATION

The Company accounts for share based compensation in accordance with the Compensation – Stock Compensation Topic of the FASB ASC which requires entities to measure the cost of services received from employees and directors in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of such services will be recognized as compensation expense over the period during which an employee or director is required to provide service in exchange for the award.  The Company’s share based compensation plans consists of performance share units (“PSUs”) and restricted share units (“RSUs”).

Performance Share Units

The PSU Plan is the Company’s shareholder approved primary executive long-term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of Directors, PSUs may be granted to executive officers and certain other key employees and vesting is contingent upon the Company meeting certain diluted return on equity (“DROE”) goals.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

A summary of the activity under the PSU Plan as at December 31, 2009, 2008 and 2007 and changes during the years ended December 31, 2009, 2008 and 2007, is as follows:

	Year ended December 31, 2009			Year ended December 31, 2008			Year ended December 31, 2007
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	2,189,982	$10.13	2.5	1,658,700	$12.07	1.7	713,000	$10.03	2.0
Granted	1,357,143	9.93		3,004,940	11.09		975,700	13.54
Forfeited	(181,412)	10.14		(105,000)	12.35		(30,000)	11.21
Exercised in the period	(60,000)	10.25		-	-		-	-
Cancelled	-	-		(2,368,658)	12.61		-	-
Outstanding at end of period	3,305,713	10.04	1.6	2,189,982	10.13	2.5	1,658,700	12.07	1.7

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. Taking into account the results to date and the expected results for the remainder of the performance periods, we have established the most probable factor at 100%, with the exception of one series which has been established to have a probable factor of 150%. For the years ended December 31, 2009, 2008 and 2007, respectively, $13.2 million, $(6.9) million and $6.0 million has been recorded in general and administrative expenses in relation to the PSU Plan. Considering the net loss incurred in the nine months ended September 30, 2008, the Company reviewed its DROE estimates for the applicable performance periods and accordingly revised the number of PSUs expected to vest, resulting in the reversal of related compensation expense at December 31, 2008.  The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a two or three year period.  As at December 31, 2009, 2008 and 2007, there was a total of $19.4 million, $21.0 million and $11.9 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 1.6 years, 2.5 years and 2.1 years, respectively.

Since the inception of the PSU Plan, 60,000 PSUs have vested and 2,368,658 PSUs have been cancelled.

Restricted Share Units

Beginning July 1, 2006, the Company granted RSUs to certain employees and directors of the Company.  The purpose of the RSU Plan is to encourage employees and directors of the Company to further the development of the Company and to attract and retain key employees for the Company’s long-term success. The RSUs granted to employees vest over a period of approximately two years while RSUs granted to directors vest on the grant date.

A summary of the activity under the RSU Plan as at December 31, 2009, 2008 and 2007, and changes during the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year ended December 31, 2009			Year ended December 31, 2008			Year ended December 31, 2007
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	282,876	$13.13	0.5	326,610	$12.45	0.6	117,727	$10.49	0.8
Granted	307,797	10.00		286,361	13.25		250,899	13.31
Forfeited	(43,985)	11.26		(74,500)	13.65		(30,800)	12.15
Exercised in the period	(173,531)	12.85		(255,595)	12.24		(11,216)	12.02
Outstanding at end of period	373,157	10.89	0.5	282,876	13.13	0.5	326,610	12.45	0.6

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

As at December 31, 2009, 2008 and 2007, there was a total of $0.9 million, $1.0 million and $1.3 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.0 years, 1.0 years and 0.9 years, respectively.  A compensation expense of $2.7 million, $3.0 million and $2.2 million has been recorded in general and administrative expenses for the years ended December 31, 2009, 2008 and 2007, respectively, in relation to the RSU Plan.

Since the inception of the RSU Plan in July 2006, 400,842 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled.  During the years ended December 31, 2009, 2008, and 2007, 72,666, 55,715, and 62,449 RSUs, respectively, were granted to the directors. During the years ended December 31, 2009, 2008, and 2007, 2,985, 25,299 and 11,216 RSUs, respectively, granted to directors were converted into common shares of the Company as elected by the directors.

The Company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of the PSUs and RSUs outstanding as of December 31, 2009 was $36.2 million and $4.1 million, respectively.

16.       EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2009, 2008, and 2007 is as follows:

	For the years ended December 31,
	2009	2008	2007

Basic earnings per common share
Net income (loss)	$242,192	$(187,302)	$167,922
Weighted average common shares outstanding	84,074,056	85,175,484	81,882,866
Weighted average vested restricted share units	205,721	153,220	92,518
Weighted average common shares outstanding—Basic	84,279,777	85,328,704	81,975,384
Basic earnings (loss) per common share	$2.87	$(2.20)	$2.05

Diluted earnings per common share
Net income (loss)	$242,192	$(187,302)	$167,922
Weighted average common shares outstanding	84,074,056	85,175,484	81,882,866
Weighted average vested restricted share units outstanding	205,721	153,220	92,518
	84,279,777	85,328,704	81,975,384
Share equivalents:
Weighted average unvested restricted share units	224,015	-	136,206
Weighted average unvested performance share units	-	-	-
Weighted average common shares outstanding—Diluted	84,503,792	85,328,704	82,111,590
Diluted earnings (loss) per common share	$2.87	$(2.20)	$2.05

Dilutive share equivalents have been excluded in the weighted average common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. The number of anti-dilutive share equivalents that were excluded in the computation of diluted earnings per share for the year ended December 31, 2008, was 243,124. Also at December 31, 2009, 2008, and 2007, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive. Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at December 31, 2009, 2008, and 2007, there were 3,305,713, 2,189,982 and 1,658,700 PSUs, respectively, which were expected to vest.  The maximum number of common shares that could be issued under the PSU Plan at December 31, 2009, 2008, and 2007 was 4,220,355, 3,284,973, and 3,317,400 respectively.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Also at December 31, 2009, 2008, and 2007, there was a warrant outstanding which would result in the issuance of common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive. These securities were as follows:

	For the years ended December 31,
	2009	2008	2007

Warrant	8,585,747	8,585,747	8,585,747
Unvested restricted share units	168,000	147,400	221,550

Total	8,753,747	8,733,147	8,807,297

17.   NONCONTROLLING INTEREST

At December 31, 2009, the Company’s consolidated results include the results of Mont Fort from January 12, 2007 onwards (see Note 5). The portions of Mont Fort’s net income and shareholders’ equity attributable to holders of the preferred shares for the year ended December 31, 2009, 2008 and 2007 are recorded in the consolidated financial statements of the Company as noncontrolling interest.  On August 10, 2009, Mont Fort repurchased 43.6 million preferred shares relating to its first cell, Mont Fort ILW for $63.1 million. On February 8, 2008, Mont Fort repurchased 5.0 million preferred shares relating to its second cell, Mont Fort ILW 2 for $6.6 million. In relation to Mont Fort, the Company recorded income attributable to noncontrolling interest of $26.3 million, $14.2 million and $33.6 million, respectively, for the years ended December 31, 2009, 2008 and 2007 and $135.9 million and $172.8 million, respectively, was included in noncontrolling interest on the consolidated balance sheets as at December 31, 2009 and 2008.

At December 31, 2009, the Company’s consolidated results include the results of Island Heritage from July 1, 2007 onwards. The portions of Island Heritage’s net income and shareholders’ equity attributable to the minority shareholders for the years ended December 31, 2009, 2008 and 2007 are recorded in the consolidated financial statements of the Company as noncontrolling interest.   In relation to Island Heritage, the Company recorded income (loss) attributable to noncontrolling interest of $1.7 million, $(0.6) million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, and $18.4 million and $16.5 million, respectively, was included in noncontrolling interest on the consolidated balance sheets as at December 31, 2009 and 2008.

On October 1, 2009, the Company sold 25% of the common shares of IAL King Air Limited for proceeds of $0.8 million, maintaining a controlling interest. As a result, $0.4 million recorded as noncontrolling interest on the consolidated balance sheet as at December 31, 2009.

The Company’s consolidated results include the results of Flagstone Africa from June 30, 2008 onwards. On November 10, 2009, Flagstone Suisse purchased the 35% noncontrolling interest in Flagstone Africa for a purchase price of $11.4 million (see Note 3). In accordance with the Consolidation Topic of the FASB ASC, Flagstone Africa has been fully consolidated in the Company’s financial statements for the year ending December 31, 2009. The portions of Flagstone Africa’s net income and shareholders’ equity attributable to minority shareholders for the year ended December 31, 2008 was recorded in the consolidated financial statements of the Company as noncontrolling interest.  In relation to Flagstone Africa, the Company recorded income attributable to noncontrolling interest of $0.5 million and $0.1 million for the years ended December 31, 2009 and 2008 and $ nil and $8.1 million was included in noncontrolling interest on the consolidated balance sheets as at December 31, 2009 and 2008.

At December 31, 2009, the Company’s consolidated results include the results of Flagstone Alliance from October 1, 2008 onwards. The portions of Flagstone Alliance’s net income and shareholders’ equity attributable to minority shareholders of their subsidiaries for the period from October 1, 2008 to December 31, 2009 is recorded in the consolidated financial statements of the Company as noncontrolling interest.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

18.   RELATED PARTY TRANSACTIONS

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

Effective, August 29, 2007, Longtail Aviation Limited (“Longtail”), an entity controlled by Mr. Byrne, entered into an Amalgamation Agreement (“Agreement”) with a wholly owned subsidiary of the Company, Longtail Aviation International Limited (“Longtail International”) . Longtail provides support, maintenance and pilot services for the aircraft utilized by the Company in its worldwide operations.  Pursuant to the terms of the Agreement, Longtail was, subject to certain regulatory approvals required by the Bermuda Registrar of Companies, amalgamated (merged) into Longtail International in consideration of payment for agreed net assets in Longtail as of July 31, 2007, and forgiveness of debt owed to Mr. Byrne by Longtail.    Mr. Byrne, as Longtail’s principal shareholder received $1.9 million from Longtail International. The consideration paid to Mr. Byrne was equal to the net assets received by Longtail International.

Prior to the acquisition of Longtail in August 2007, the Company participated in a charter agreement with Longtail which permitted the Company to charter private aircraft. The Company incurred an expense of $1.1 million in relation to this agreement during the year ended December 31, 2007, which was included within general and administrative expenses.

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

On November 24, 2009, Flagstone Suisse entered into a senior unsecured loan agreement with Star and Shield Holdings LLC (“Star and Shield”), a member owned insurance company in which the Company holds a 43.3% equity investment interest.  Under the terms of the agreement, the Company agreed to a revolving basis commitment of $2.5 million with an interest rate of LIBOR plus 8.5% per annum, adjusted and compounded quarterly on any unpaid balance of principal and interest until the maturity of the loan which is no later than November 24, 2012.  As at December 31, 2009, the Company had advanced $0.4 million as a loan receivable from Star and Shield on its Consolidated Balance Sheet.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

19.   COMMITMENTS AND CONTINGENCIES

Concentrations of credit risk

Credit risk arises out of the failure of a counter-party to perform according to the terms of the contract. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s foreign exchange forward contracts, currency swaps and interest rate swaps. However, because the counterparties to these agreements are high credit quality international banks, the Company does not anticipate any non-performance. The Company also holds counterparty collateral or posts collateral with the derivative counterparties, as allowed for in the International Swaps and Derivatives Association (“ISDA”) agreements, in order to mitigate the counterparty exposure risk related to the fair value of the derivatives.  The difference between the contract amounts and collateral held or posted is the Company’s credit exposure with these counterparties.

As at December 31, 2009 and 2008, substantially all of the Company’s cash and investments were held with 3 custodian banks.

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

For the year ended December 31, 2009, two brokers accounted for approximately 61% of gross premiums written and for the year ended December 31, 2008, two brokers accounted for approximately 68% of gross premiums written.

Lease commitments

The Company and its subsidiaries lease office space and guest accommodations in the countries in which they operate under operating leases which expire at various dates. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the years ended December 31, 2009, 2008, and 2007 was approximately $4.2 million, $2.6 million, and $1.2 million.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Future minimum rental and aircraft lease payments under the leases are expected to be as follows:

For the years ending December 31,	Rental Leases	Aircraft Leases
2010	$4,077	$2,292
2011	3,262	2,292
2012	2,878	2,292
2013	2,680	2,292
2014	1,238	2,292
2015 and thereafter	1,476	6,107
Total minimum future lease commitments	$15,611	$17,567

Capital Commitments

During 2008, the Company entered into an agreement to acquire an office building in Luxembourg.  The building is currently under construction and is expected to be completed in 2010.  During 2009, the Company, entered into an agreement to acquire an office building in Martigny.  The building is currently under construction and is expected to be completed in 2012. The remaining balance of $3.5 million and $15.9 million, respectively, for Luxemburg and Martigny is to be paid as specific milestones are reached in the construction.  Also during 2009, the Company entered into an agreement to acquire two apartments in London.  The purchases are expected to be completed in 2010 for a total cost of $1.3 million.

Investment commitments

During 2006, the Company made certain commitments with respect to an investment in a private equity fund. As at December 31, 2009 and 2008, the total outstanding investment commitment was $3.4 million and $4.2 million, respectively.

Legal proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.

As at December 31, 2009 and 2008, the Company was not a party to any material litigation or arbitration proceedings.

20.   DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

The Company’s ability to pay dividends to common shareholders is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries.

Flagstone Suisse is licensed to operate as a reinsurer in Switzerland and is also licensed in Bermuda through the Flagstone Suisse Branch office and is not licensed in any other jurisdictions. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, the Company anticipates that the Company’s reinsurance clients will typically require Flagstone Suisse to post a letter of credit or other collateral.

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

Bermuda law limits the maximum amount of annual dividends or distributions that can be paid by Flagstone Suisse to the Company and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority (the “BMA”). As a Bermuda Class 4 reinsurer, Flagstone Suisse may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless at least seven days before payment of those dividends, it files an affidavit with the BMA signed by at least two directors and Flagstone Suisse’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone Suisse to fail to meet its prescribed solvency margin and liquidity ratio.  Further, Flagstone Suisse may not reduce by 15% or more its total statutory capital as set out in its previous year’s financial statements, without the prior approval of the BMA.  This may limit the amount of funds available for distribution to the Company, restricting the Company’s ability to pay dividends, make distributions and repurchase any of its common shares.  Flagstone Suisse was required to maintain a minimum level of statutory capital and surplus of $316.6 million (unaudited) and $326.8 million (unaudited), as at December 31, 2009 and 2008, respectively. Actual statutory capital and surplus as at December 31, 2009 and 2008 was $1.6 billion (unaudited) and $1.3 billion, respectively.

In 2008, new statutory legislation was enacted in Bermuda, which included, among other things, the Bermuda Solvency Capital Requirement (“BSCR”) which is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Bermuda Insurance Act. Effective December 31 2008, the BMA will require all Class 4 insurers to maintain their capital at a target level which is set at 120% of the minimum amount calculated in accordance with the BSCR or an approved in-house model. The Company is currently completing the 2009 BSCR for its Class 4 insurers and at this time believes that Flagstone Suisse will exceed the target level of capital.

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

21.    SEGMENT REPORTING

As a result of the acquisition of Marlborough, the managing agency for Lloyd’s Syndicate 1861, the Company revised its segment structure, effective January 1, 2009, to include a new Lloyd’s segment.  As a result of this process, the Company is now reporting its results to the chief operating decision maker based on three reporting segments: Reinsurance, Lloyd’s and Insurance. The Company regularly reviews its financial results and assesses performance on the basis of these three reporting segments.

The Lloyd’s segment includes the business generated for Lloyd’s Syndicate 1861 by Marlborough. Syndicate 1861, based in London, primarily provides property and short-tail specialty and insurance and casualty reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation. Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009. As such, there are no comparative numbers for the Lloyd’s segment for the prior years. Marlborough generates fee income for the provision of services to Syndicates and third parties.

The insurance segment includes the business generated by Island Heritage, a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.  The Company gained a controlling interest in Island Heritage in the third quarter of 2007, and as a result, the comparatives for the insurance segment for the year ended December 31, 2007 include the results of Island Heritage for six months only.

The comparative information below reflects the Company’s current segment structure.

Those segments are more fully described as follows:

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

Reinsurance

The Company’s Reinsurance segment has three main units:

1)
Property Catastrophe Reinsurance. Property catastrophe reinsurance contracts are typically “all risk” in nature, meaning that they protect against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as tornados, wind, fires, winter storms, and floods (where the contract specifically provides for coverage).  Losses on these contracts typically stem from direct property damage and business interruption. To date, property catastrophe reinsurance has been the Company’s most important product. The Company writes property catastrophe reinsurance primarily on an excess of loss basis.  In the event of a loss, most contracts of this type require us to cover a subsequent event and generally provide for a premium to reinstate the coverage under the contract, which is referred to as a “reinstatement premium”.  These contracts typically cover only specific regions or geographical areas, but may be on a worldwide basis.

2)
Property Reinsurance. The Company also provides reinsurance on a pro rata share basis and per risk excess of loss basis. Per risk reinsurance protects insurance companies on their primary insurance risks on a single risk basis, for example, covering a single large building.  All property per risk and pro rata business is written with loss limitation provisions, such as per occurrence or per event caps, which serve to limit exposure to catastrophic events.

3)
Short-tail Specialty and Casualty Reinsurance. The Company also provides short-tail specialty and casualty reinsurance for risks such as aviation, energy, accident and health, satellite, marine and workers’ compensation catastrophe.  Most short-tail specialty and casualty reinsurance is written with loss limitation provisions.

Lloyd’s

The Company’s Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and Marlborough. Syndicate 1861 primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation. Marlborough generates fee income for the provision of services to Syndicates and third parties.

Insurance

The Company’s Insurance segment includes insurance business generated through Island Heritage. Island Heritage is a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes, minority interest and interest in earnings of equity investments, total assets and ratios for each of  the Company’s business segments for the years ended December 31, 2009, 2008 and 2007:

	For the year ended December 31, 2009					For the year ended December 31, 2008				For the year ended December 31, 2007
	Reinsurance	Lloyd's	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total	Reinsurance	Insurance	Inter-segment Eliminations (1)	Total

Gross premiums written	$796,984	$145,889	$84,239	$(38,621)	$988,491	$740,169	$76,926	$(35,206)	$781,889	$544,255	$33,026	$(131)	$577,150
Premiums ceded	(140,850)	(18,504)	(75,289)	38,621	(196,022)	(46,638)	(75,759)	35,206	(87,191)	(30,592)	(20,375)	848	(50,119)
Net premiums written	656,134	127,385	8,950	-	792,469	693,531	1,167	-	694,698	513,663	12,651	717	527,031
Net premiums earned	$689,544	$62,130	$6,781	$-	$758,455	$641,500	$12,668	$-	$654,168	$464,200	$13,031	$(94)	$477,137
Other related income	3,622	8,749	20,968	(14,187)	19,152	305	13,247	(9,691)	3,861	1,182	3,246	-	4,428
Loss and loss adjustment expenses	(241,358)	(40,847)	(980)	-	(283,185)	(377,228)	(2,656)	-	(379,884)	(191,269)	(1,590)	-	(192,859)
Acquisition costs	(121,837)	(14,608)	(14,213)	14,187	(136,471)	(101,528)	(13,897)	9,691	(105,734)	(75,880)	(6,506)	94	(82,292)
General and administrative expenses	(119,555)	(15,904)	(11,679)	-	(147,138)	(90,026)	(9,000)	-	(99,026)	(68,929)	(3,532)	-	(72,461)
Underwriting Income (Loss)	$210,416	$(480)	$877	$-	$210,813	$73,023	$362	$-	$73,385	$129,304	$4,649	$-	$133,953

Loss ratio (2)	35.0%	65.7%	3.5%		37.3%	58.8%	10.2%		58.1%	41.2%	9.8%		40.4%
Acquisition cost ratio (2)	17.7%	23.5%	51.2%		18.0%	15.8%	53.6%		16.2%	16.3%	40.0%		17.2%
General and administrative expense ratio (2)	17.3%	25.6%	42.1%		19.4%	14.0%	34.7%		15.1%	14.9%	21.7%		15.2%
Combined ratio (2)	70.0%	114.8%	96.8%		74.7%	88.6%	98.5%		89.4%	72.4%	71.5%		72.8%
Total assets	$2,298,821	$177,355	$90,592		$2,566,768	$2,167,853	$48,117		$2,215,970	$2,034,077	$69,696		$2,103,773

Reconciliation:
Underwriting income					$210,813				$73,385				$133,953
Net investment income					28,531				51,398				73,808
Net realized and unrealized gains (losses) - investments					39,668				(272,206)				17,174
Net realized and unrealized gains (losses) - other					11,253				11,617				(9,821)
Other income					2,576				4,354				1,383
Interest expense					(12,105)				(18,297)				(18,677)
Net foreign exchange losses					(3,231)				(21,477)				5,289
Income before income taxes and interest in earnings of equity investments					$277,505				$(171,226)				$203,109

(1) Inter segment eliminations relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd's. For 2007, the eliminations relate to reinsurance purchased by Island Heritage from Flagstone Reinsurance Limited.

(2) For insurance segment all ratios calculated using expenses divided by net premiums earned plus other related income.

Index

The following tables set forth a breakdown of the Company’s gross premiums written by line of business and geographic area of risks insured for the periods indicated:

	Year ended December 31, 2009		Year ended December 31, 2008		Year ended December 31, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business (1)
Property catastrophe	$468,158	47.4%	$457,549	58.5%	$378,671	65.6%
Property	202,378	20.5%	94,706	12.1%	94,503	16.4%
Short-tail specialty and casualty	233,716	23.6%	152,708	19.5%	71,081	12.3%
Insurance	84,239	8.5%	76,926	9.9%	32,895	5.7%
Total	$988,491	100.0%	$781,889	100.0%	$577,150	100.0%

	Year ended December 31, 2009		Year ended December 31, 2008		Year ended December 31, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured (2)
Caribbean (3)	$93,628	9.5%	$88,482	11.3%	$48,103	8.3%
Europe	122,269	12.4%	104,185	13.4%	79,894	13.8%
Japan and Australasia	58,633	5.9%	47,866	6.1%	39,547	6.9%
North America	392,375	39.7%	359,684	46.0%	297,928	51.6%
Worldwide risks (4)	244,416	24.7%	153,442	19.6%	99,365	17.2%
Other	77,170	7.8%	28,230	3.6%	12,313	2.2%
Total	$988,491	100.0%	$781,889	100.0%	$577,150	100.0%

(1) Gross premiums written relating to Lloyd's segment are primarily included in short-tail specialty and casualty and property.
(2) Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(3) Gross written premiums related to the Insurance segment are included in the Caribbean geographic area.
(4) This geographic area includes contracts that cover risks in two or more geographic zones.

For the years ended December 31, 2009, 2008 and 2007, premiums produced by brokers were as follows:

	Year ended December 31, 2009		Year ended December 31, 2008		Year ended December 31, 2007
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Aon Benfield	$367,428	37.2%	$369,037	47.2%	$245,664	42.6%
Guy Carpenter	230,663	23.3%	162,236	20.7%	153,781	26.6%
Willis Group	98,662	10.0%	56,997	7.3%	77,030	13.3%
Other brokers (1)	291,738	29.5%	193,619	24.8%	100,675	17.5%
Total	$988,491	100.0%	$781,889	100.0%	$577,150	100.0%

(1) Other brokers includes the gross written premiums related to the insurance segment

Index

22.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events thru to the date the financial statements were available to be issued. The following events have occurred subsequent to December 31, 2009 thru to the financial statements becoming available to be issued.

Windstorm Xynthia struck western Europe on February 26 thru 28, 2010, impacting France, Portugal, Spain, Germany and Belgium. The storm caused widespread damage to homes and commercial property.

On February 27, 2010, a powerful 8.8 magnitude earthquake struck the southwest coast of Chile, causing widespread damage, business interruption, and tsunami warnings across the Pacific.

Both events are expected to cause sizeable losses to the insurance industry. The Company has commenced the estimation process for expected claims relating to its exposures from these events but believes it is too early to issue an estimate of claims given the significant unknowns and early stages of the claims reporting process.

23.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

2009
Net premiums written	$102,877	$134,809	$268,967	$285,816
Net premiums earned	203,127	195,517	186,976	172,835
Net investment income	8,859	10,779	10,646	(1,753)
Net realized investment gains	13,179	22,659	9,552	5,531
Other income	9,957	4,269	2,333	5,169
Total revenues	235,122	233,224	209,507	181,782

Loss and loss adjustment expenses	68,775	80,175	57,641	76,594
Acquisition costs	37,007	35,224	36,203	28,037
General and administrative expenses	42,994	35,266	34,578	34,300
Interest expense	2,615	2,814	3,119	3,557
Net foreign exchange losses (gains)	106	2,390	(362)	1,097
Total expenses	151,497	155,869	131,179	143,585
Income before income taxes and interest in earnings of equity investments	83,625	77,355	78,328	38,197
Provision for income tax	(5,336)	(532)	(250)	706
Interest in earnings of equity investments	(308)	(370)	(300)	(378)
Net income	77,981	76,453	77,778	38,525
Less: (Income) attributable to noncontrolling interest	(6,476)	(9,323)	(9,964)	(2,782)
NET INCOME ATTRIBUTABLE TO FLAGSTONE	$71,505	$67,130	$67,814	$35,743

Basic net income per common share	$0.86	$0.80	$0.80	$0.42
Diluted net income per common share	$0.86	$0.80	$0.80	$0.42
Dividends declared per common share	$0.04	$0.04	$0.04	$0.04

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for ratios, share and per share amounts)

Index

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

2008
Net premiums written	$84,488	$151,235	$232,743	$226,232
Net premiums earned	188,503	188,641	141,767	135,257
Net investment income	3,367	16,056	13,279	18,696
Net realized investment (losses) gains	(98,017)	(139,716)	1,793	(24,649)
Other income	2,946	1,418	2,127	1,724
Total revenues	96,799	66,399	158,966	131,028

Loss and loss adjustment expenses	84,051	199,768	56,298	39,767
Acquisition costs	26,907	27,452	27,210	24,165
General and administrative expenses	31,992	16,271	24,214	26,549
Interest expense	4,626	3,722	4,609	5,340
Net foreign exchange losses (gains)	18,215	8,331	1,630	(6,699)
Total expenses	165,791	255,544	113,961	89,122
(Loss) income before income taxes and interest in earnings of equity investments	(68,992)	(189,145)	45,005	41,906
Provision for income tax	714	(585)	(442)	(865)
Interest in earnings of equity investments	(824)	(475)	-	-
Net (loss) income	(69,102)	(190,205)	44,563	41,041
Less: (Income) loss attributable to noncontrolling interest	(6,460)	3,657	(2,615)	(8,181)
NET (LOSS) INCOME ATTRIBUTABLE TO FLAGSTONE	$(75,562)	$(186,548)	$41,948	$32,860

Basic net (loss) income per common share	$(0.89)	$(2.18)	$0.49	$0.38
Diluted net (loss) income per common share	$(0.89)	$(2.18)	$0.49	$0.38
Dividends declared per common share	$0.04	$0.04	$0.04	$0.04

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

REPORT ON SCHEDULES I-IV

All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

SCHEDULE I
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
AS AT DECEMBER 31, 2009

(Expressed in thousands of U.S. dollars)

	Amortized	Fair	Balance sheet
	cost or cost	value	amount
Type of investments
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$421,215	$431,715	$431,715
States, municipalities and political subdivisions	1,907	1,903	1,903
Foreign government	112,119	114,427	114,427
Public utilities	-	-	-
Convertible and bonds with warrants attached	-	-	-
All other corporate bonds	662,946	680,516	680,516
Certificates of deposit	-	-	-
Redeemable preferred stock	-	-	-
Total fixed maturities	1,198,187	1,228,561	1,228,561

Equity securities:
Common stocks
Public utilities	-	-	-
Banks, trust and insurance companies	-	-	-
Industrial, miscellaneous and all other	8,516	290	290
Nonredeemable preferred stocks	-	-	-
Total equity securities	8,516	290	290

Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	-	-	-
Other long-term investments	53,336	45,934	45,934
Short-term investments	231,609	232,434	232,434
Total investments	$1,491,648	$1,507,219	$1,507,219

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

FLAGSTONE REINSURANCE HOLDINGS LIMITED
BALANCE SHEETS
As at December 31, 2009 and 2008
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	2009	2008

ASSETS
Cash and cash equivalents	$4,376	$4,361
Investment in subsidiaries	1,341,844	1,016,252
Goodwill	2,000	2,000
Intercompany loans receivable	201,368	243,435
Other assets	3,202	3,019
Total Assets	$1,552,790	$1,269,067

LIABILITIES
Due to subsidiaries	$4,978	$61,920
Long term debt	163,652	163,071
Accrued interest payable	-	433
Intercompany loans payable	171,415	54,364
Other liabilities	1,727	3,266
Total Liabilities	341,772	283,054

SHAREHOLDERS' EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued and outstanding (2009 - 82,985,219, net of 2,000,000 held in treasury; 2008 - 84,801,732)	830	848
Additional paid-in capital	892,817	897,344
Accumulated other comprehensive income (loss)	(6,976)	(8,271)
Retained earnings	324,347	96,092
Total Shareholders' Equity	1,211,018	986,013

Total Liabilities and Shareholders' Equity	$1,552,790	$1,269,067

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

FLAGSTONE REINSURANCE HOLDINGS LIMITED
STATEMENT OF OPERATIONS
For the years December 31, 2009, 2008 and 2007
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	2009	2008	2007

REVENUES
Net investment income	$1,479	$3,047	$196
Net realized and unrealized gains (losses) - investments	2,385	(2,539)	2,228
Dividend income	-	327,853	-
Total Revenues	3,864	328,361	2,424

EXPENSES
General and administrative expenses	7,629	6,876	2,888
Share based compensation expense	15,879	(325)	8,136
Interest expense	9,195	12,579	13,856
Net foreign exchange gains	16,824	4,273	1,845
Total Expenses	49,527	23,403	26,725
Income (loss) before income taxes, noncontrolling interest and interest in earnings of equity investments	(45,663)	304,958	(24,301)
Interest in earnings of equity investments	287,855	(492,260)	192,223

NET INCOME (LOSS)	$242,192	$(187,302)	$167,922

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index
SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

FLAGSTONE REINSURANCE HOLDINGS LIMITED
STATEMENT OF CASH FLOWS
For the years December 31, 2009, 2008 and 2007
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	2009	2008	2007
Cash flows (used in) provided by operating activities:
Net income (loss)	$242,192	$(187,302)	$167,922
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (gains) losses	(2,385)	2,539	(2,228)
Net unrealized losses (gains) foreign exchange	581	(2,579)	-
Share based compensation expense	15,879	(325)	8,136
Interest in (earnings) loss of equity investments	(287,855)	492,260	(192,223)
Changes in assets and liabilities, excluding net assets acquired:
Other assets	(3)	(3,315)	(33)
Due to subsidiaries	64,772	(159,674)	-
Accrued interest payable	-	-	11
Other liabilities	(1,897)	1,310	(198)
Net cash provided by (used in) operating activities	31,284	142,914	(18,613)

Cash flows used in investing activities:
Net cash (paid) received in acquisitions of subsidiaries	352	(119,280)	(199,244)
Other	1,303	247	-
Net cash provided by (used in) investing activities	1,655	(119,033)	(199,244)

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	(586)	(885)	171,644
Issue of notes, net of issuance costs paid	-	-	24,744
Share repurchase	(19,750)	(6,641)	-
Intercompany financing	-	-	23,901
Dividend paid on common shares	(13,414)	(13,496)	(6,824)
Other	826	1,447	2,641
Net cash (used in) provided by financing activities	(32,924)	(19,575)	216,106

Decrease (increase) in cash and cash equivalents	15	4,306	(1,751)
Cash and cash equivalents - beginning of year	4,361	55	1,806
Cash and cash equivalents - end of year	$4,376	$4,361	$55

Supplemental cash flow information:
Interest paid	$11,716	$11,604	$12,913
Dividends received from subsidiaries	$-	$327,853	$-

Index

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTE TO CONDENSED FINANCIAL STATEMENTS
As at December 31, 2009 and 2008
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

DEBT AND FINANCING ARRANGEMENTS

Long term debt

The Company’s debt outstanding as at December 31, 2009 and 2008 is as follows:

						December 31,
Issue Type	Issued In	Notinoal Amount	Interest Rate	First Call In	Maturity In	2009	2008
Deferrable Interest Debentures	2006	$120,000	LIBOR + 3.54%	2011	2036	$120,000	$120,000
Junior Subordinated Deferrable Interest Notes	2006	€13,000	Euribor + 3.54%	2011	2036	18,652	18,070
Junior Subordinated Deferrable Interest Notes	2007	$25,000	LIBOR + 3.10%	2012	2037	25,000	25,000
						$163,652	$163,070

The FASB ASC Topic on Financial Instruments requires disclosure of fair value information of financial instruments. For financial instruments where quoted market prices are not available, the fair value of these financial instruments is estimated by discounting future cash flows or by using similar recent transactions. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. The Company does not carry its long term debt at fair value on its consolidated balance sheets. As at December 31, 2009, the Company estimated the fair value of its long term debt to be approximately $135.1 million and as at December 31, 2008, the Company estimated the fair value of its long term debt to be approximately $97.5 million.

The Notes indentures contain various covenants, including limitations on liens on the stock restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the Notes indentures at December 31, 2009.

Interest expense includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period from the issuance of the Notes to the earliest they may be called by the Company. For the years ended December 31, 2009, 2008, and 2007, the Company incurred interest expense and amortization of debt offering expenses of $8.3million, $11.5 million, and $13.7 million on the Notes.  Also, at December 31, 2009 and 2008, the Company had $0.3 million and $0.8 million, respectively, of interest payable included in other liabilities in the consolidated balance sheets.

Future principal and interest payments on long term debt are expected to be as follows:

Year	Estimated future principal and interest payments
2010	$6,177
2011	6,177
2012	6,177
2013	6,177
2014	6,177
Later years	305,022
Total	$335,907

Index
SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
As at and for the Periods Ended December 31, 2009, 2008, and 2007

(Expressed in thousands of U.S. dollars)

	As at December 31, 2009			For the year ended December 31, 2009
							Amortization of deferred policy acquisition costs
	Deferred policy acqusition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses		Other operating expenses	Premiums written

Reinsurance	32,570	$436,193	219,865	$689,544	$-	$241,358	$121,837	$119,555	$796,984
Lloyd's	16,950	39,782	74,017	62,130		40,847	14,608	15,904	145,889
Insurance	5,194	4,685	36,534	6,781	-	980	14,213	11,679	84,239
Inter-segment Eliminations	(77)	-	-	-	-	-	(14,187)	-	(38,621)
Unallocated	-	-	-	-	28,531	-	-	-	-
	$54,637	$480,660	$330,416	$758,455	$28,531	$283,185	$136,471	$147,138	$988,491

	As at December 31, 2008			For the year ended December 31, 2008

	Deferred policy acqusition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written

Reinsurance	$40,086	$400,957	$239,529	$641,500	$-	$377,228	$101,528	$90,026	$740,169
Insurance	4,515	10,608	31,362	12,668	-	2,656	13,897	9,000	76,926
Inter-segment Eliminations	-	-	-	-	-	-	(9,691)	-	(35,206)
Unallocated	-	-	-	-	51,398	-	-	-	-
	$44,601	$411,565	$270,891	$654,168	$51,398	$379,884	$105,734	$99,026	$781,889

	As at December 31, 2007			For the year ended December 31, 2007

	Deferred policy acqusition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written

Reinsurance	$26,367	$177,100	$157,676	$464,200	$-	$191,269	$75,880	$68,929	$544,255
Insurance	4,240	3,878	17,931	13,031	-	1,590	6,506	3,532	33,026
Inter-segment Eliminations	-	-	-	(94)	-	-	(94)	-	(131)
Unallocated	-	-	-	-	73,808	-	-	-	-
	$30,607	$180,978	$175,607	$477,137	$73,808	$192,859	$82,292	$72,461	$577,150

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

SCHEDULE IV

REINSURANCE
As at and for the Periods Ended December 31, 2009, 2008, and 2007

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

2009 - Property and casualty	$-	$196,022	$988,491	$792,469	125%
2008 - Property and casualty	$-	$87,191	$781,889	$694,698	113%
2007 - Property and casualty	$-	$50,119	$577,150	$527,031	110%

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management has performed an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statement in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance authorizations of management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal year of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flagstone Reinsurance Holdings Limited
Hamilton, Bermuda

We have audited the internal control over financial reporting of Flagstone Reinsurance Holdings Limited and subsidiaries (the “Company”) as of  December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 1, 2010

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

ITEM 9B.    OTHER INFORMATION

None.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

PART III
Index

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from a definitive proxy statement (the “Proxy Statement”) that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A under the Exchange Act.

ITEM 11.            EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A under the Exchange Act.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits.

1.           Financial Statements

Included in Part II – See Item 8 of this report.

2.           Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule I	- Summary of Investments
Schedule II	- Condensed Financial Information of Registrant
Schedule III	- Supplementary Insurance Information
Schedule IV	- Supplementary Reinsurance Information

Schedules V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3. Exhibits – see Exhibit Index.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2010.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

By:	/s/ David A. Brown
Name: David A. Brown
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Byrne	Executive Chairman and Director	March 1, 2010
Mark J. Byrne

/s/ David A. Brown	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2010
David A. Brown

/s/ Patrick Boisvert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010
Patrick Boisvert

/s/ Gary Black	Director	March 1, 2010
Gary Black

/s/ Stephen Coley	Director	March 1, 2010
Stephen Coley

/s/ Thomas Dickson	Director	March 1, 2010
Thomas Dickson

/s/ Stewart Gross	Director	March 1, 2010
Stewart Gross

/s/ E. Daniel James	Director	March 1, 2010
E. Daniel James

/s/ Tony Knap	Director	March 1, 2010
Tony Knap

/s/ Anthony Latham	Director	March 1, 2010
Anthony Latham

/s/ Jan Spiering	Director	March 1, 2010
Jan Spiering

/s/ Wray T. Thorn	Director	March 1, 2010
Wray T. Thorn

/s/ Peter Watson	Director	March 1, 2010
Peter Watson

FLAGSTONE REINSURANCE HOLDINGS LIMITED

 EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

3.1
Memorandum of Association (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registration statement of the Company on Form S-1 (file no. 333-138182) (the “Registration Statement”) filed December 8, 2006)

3.2
Certificate of Deposit of Memorandum of Increase of Share Capital, dated November 17, 2005 (incorporated by reference to Exhibit 3.3 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

3.3	Certificate of Deposit of Memorandum of Increase of Share Capital, dated May 18, 2009
3.4	Bye-Laws, as amended and restated, dated May 14, 2009
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement filed February 14, 2007)
4.2	Amended and Restated Warrant dated November 17, 2008 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed November 18, 2008)
4.3
Junior Subordinated Indenture dated as of August 23, 2006 between Flagstone Reinsurance Holdings Limited and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

4.4
Indenture, dated as of June 8, 2007, between Flagstone Finance S.A., as Issuer, Flagstone Reinsurance Holdings Limited, as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 14, 2007)

10.1
Amended and Restated Shareholders’ Agreement dated as of November 15, 2006 among Flagstone Reinsurance Holdings Limited and the shareholders listed therein (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.2*
Flagstone Reinsurance Holdings Limited Performance Share Unit Plan, as amended and restated, dated May 16, 2008 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 5, 2008)

10.3*
Flagstone Reinsurance Holdings Limited Restricted Share Unit Plan, as amended and restated, dated May 15, 2008 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed March 13, 2009)

10.4
Insurance Letters of Credit - Master Agreement dated as of January 22, 2009 between Flagstone Réassurance Suisse SA and Citibank Europe plc (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 28, 2009)

10.5
Pledge Agreement dated as of December 17, 2008 between Flagstone Réassurance Suisse SA and Citibank Europe plc (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed January 28, 2009)

10.6
Security Agreement dated as of January 22, 2009 among Citibank Europe Plc, Flagstone Réassurance Suisse SA and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed January 28, 2009)

10.7
Account Control Agreement dated as of December 17, 2008 among Flagstone Réassurance Suisse SA and Citibank Europe plc (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed January 28, 2009)

10.8
$200,000,000 Multi-Currency Letter of Credit Facility Agreement dated as of March 6, 2009 between Flagstone Réassurance Suisse SA, as Borrower, and Barclays Bank plc, as Issuing Bank (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 11, 2009)

10.9
Security Agreement dated as of March 5, 2009 between Flagstone Réassurance Suisse SA, as Grantor, and Barclays Bank plc, as Secured Party (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed March 11, 2009)

10.10
Deed of Charge Over Securities dated March 5, 2009 granted by Flagstone Réassurance Suisse SA in favor of Barclays Bank plc (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed March 11, 2009)

10.11
Deed of Charge Over Credit Balances dated March 5, 2009 granted by Flagstone Réassurance Suisse SA in favor of Barclays Bank plc (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed March 11, 2009)

10.12
Securities Account Control Agreement dated as of March 6, 2009 between Flagstone Réassurance Suisse SA and JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed March 11, 2009)

10.13
Side Letter Agreement dated March 5, 2009 in respect of the $200,000,000 Multicurrency Letter of Credit Facility Agreement dated on or about the date hereof between Flagstone Réassurance Suisse SA and Barclays Bank plc (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K filed March 11, 2009)

10.14
$50,000,000 Letter of Credit and Reimbursement Agreement dated as of June 5, 2009 between Flagstone Réassurance Suisse SA , as Borrower, and BNP Paribas, as Issuing Bank (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 11, 2009)

10.15
Account Control Agreement dated as of June 5, 2009 between Flagstone Réassurance Suisse SA and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed June 11, 2009)

10.16*
Employment Agreement dated October 18, 2006 between Mark Byrne and Flagstone Reinsurance Holdings Limited (incorporated by reference to Exhibit 10.8 to the Registration Statement filed December 8, 2006)

10.17*
Employment Agreement dated October 15, 2006 between David Brown and Flagstone Reinsurance Holdings Limited (incorporated by reference to Exhibit 10.9 to the Registration Statement filed October 24, 2006)

10.18*
Employment Agreement dated October 18, 2006 between James O’Shaughnessy and Flagstone Reinsurance Holdings Limited (incorporated by reference to Exhibit 10.10 to the Registration Statement filed October 24, 2006)

10.19*
Employment Agreement dated August 26, 2008 between Gary Prestia and Flagstone Réassurance Suisse SA – Bermuda Branch (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed March 13, 2009)

10.20*	Employment Agreement dated July 20, 2007 between Guy Swayne and Flagstone Réassurance Suisse SA (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed March 13, 2009)
10.21*	Secondment Letter dated July 17, 2007 between Guy Swayne and Flagstone Réassurance Suisse SA (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed March 13, 2009)
10.22*	Employment Agreement dated April 9, 2008 between Patrick Boisvert and Flagstone Réassurance Suisse SA (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed March 13, 2009)
10.23*	Amendment Agreement dated July 1, 2008 between Patrick Boisvert and Flagstone Réassurance Suisse SA (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed March 13, 2009)
10.24*
Employment Agreement dated August 25, 2008 between David Flitman and Flagstone Réassurance Suisse SA (Bermuda) (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed March 13, 2009)

10.25*
Employment Agreement dated September 23, 2008 between Brenton Slade and Flagstone Réassurance Suisse SA (Bermuda) (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed March 13, 2009)

10.26*
Employment Agreement dated December 1, 2008 between Thomas Bolt and Marlborough Underwriting Agency Limited (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed March 13, 2009)

10.27*	Employment Agreement dated April 17, 2007 between Frédéric Traimond and Flagstone Réassurance Suisse SA (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed March 13, 2009)
10.28*	Amendment Agreement dated March 1, 2008 between Frédéric Traimond and Flagstone Réassurance Suisse SA (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed March 13, 2009)
10.29*
Employment Agreement dated August 26, 2008 between William Fawcett and Flagstone Réassurance Suisse SA (Bermuda) (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K filed March 13, 2009)

10.30*
Employment Agreement dated August 21, 2008 between Venkateswara Mandava and Flagstone Réassurance Suisse SA (Bermuda) (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K filed March 13, 2009)

10.31	Charter agreement dated December 20, 2005 with Longtail Aviation Ltd. (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement filed December 8, 2006)
10.32
Quota Share Reinsurance Treaty dated August 28, 2006 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.33
Operational Support Agreement dated as of December 20, 2005 between Flagstone Reinsurance Limited and West End Capital Management (Bermuda) Limited (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.34
Letter agreement dated February 23, 2006 between Lightyear Fund II (Cayman) L.P. and Flagstone Reinsurance Holdings Limited (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.35
2006 Residential Property Catastrophe Excess of Loss Reinsurance Agreement between Flagstone Reinsurance Limited and Island Heritage Insurance Company Limited (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.36
2006 Umbrella Property Catastrophe Excess of Loss Reinsurance Agreement between Flagstone Reinsurance Limited and Island Heritage Insurance Company Limited (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.37
Lease of Office Space dated July 26, 2005 between Crombie Developments Limited and West End Capital Services (Halifax) Limited (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.38
Agreement to Lease Amendment dated October 30, 2007 between Crombie Developments Limited, as Landlord and Flagstone Management Services (Halifax) Limited, as Tenant (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K filed March 13, 2009)

10.39
Amending Agreement dated February 26, 2008 between Crombie Developments Limited, as Landlord, and Flagstone Management Services (Halifax) Limited, as Tenant (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed March 13, 2009)

10.40
Facultative Obligatory Surplus Reinsurance Contract effective June 5, 2006 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

10.41
Quota Share Reinsurance Treaty dated January 4, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW 2 Cell (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.42
Facultative Obligatory Surplus Reinsurance Contract effective January 1, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW 2 Cell (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.43
Quota Share Reinsurance Treaty dated January 12, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as High Layer Cell (incorporated by reference to Exhibit 10.32 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.44
Facultative Obligatory Surplus Reinsurance Contract effective January 1, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as High Layer Cell (incorporated by reference to Exhibit 10.33 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.45
Quota Share Reinsurance Treaty dated January 4, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.46
Facultative Obligatory Surplus Reinsurance Contract effective June 5, 2006 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.47
Discretionary Investment Management Agreement dated as of June 5, 2006 between West End Capital Management (Bermuda) Limited and Mont Fort Re Ltd. ILW Cell (incorporated by reference to Exhibit 10.34 to Amendment No. 4 to the Registration Statement filed February 14, 2007)

10.48
Discretionary Investment Management Agreement dated as of January 1, 2007 between West End Capital Management (Bermuda) Limited and Mont Fort Re Ltd. ILW 2 Cell (incorporated by reference to Exhibit 10.35 to Amendment No. 6 to the Registration Statement filed March 14, 2007)

10.49
Discretionary Investment Management Agreement dated as of January 1, 2007 between West End Capital Management (Bermuda) Limited and Mont Fort Re Ltd. High Layer Cell (incorporated by reference to Exhibit 10.35 to Amendment No. 6 to the Registration Statement filed March 14, 2007)

10.50
Merger Agreement dated September 25, 2008 between Flagstone Reinsurance Limited and Flagstone Réassurance Suisse SA (incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K filed March 13, 2009)

10.51
Share Purchase Agreement between Flagstone Leasing Services Limited and Mark Byrne dated as of August 22, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 15, 2009)

10.52
Share Purchase Agreement among Flagstone Leasing Services Limited, Mark Byrne, Haverford (Bermuda)  Limited, West End Capital Management (Bermuda)  Limited and Flagstone Leasing Services Limited dated as of August 23, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 15, 2009)

10.53
Amalgamation Agreement between Longtail Aviation International Limited and Longtail Aviation Limited dated as of August 29, 2007 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 15, 2009)

10.54
Lease Agreement among Gibbons Management Services Limited, West End Capital Management (Bermuda) Limited and Eyepatch Holdings Limited dated as of February 10, 2006 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 15, 2009)

10.55*	Compensation Philosophy dated June 15, 2006 (incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K filed March 13, 2009)
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.