Form 10-Q
period 2010-03-31
Flagstone Reinsurance Holdings Ltd
filed 2010-05-05
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

OR

☐    Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from ________________to ________________

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

As of May 5, 2010 the Registrant had 80,001,073 common voting shares outstanding, net of treasury shares with a par value of $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS LIMITED

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at March 31, 2010	As at December 31, 2009
	(Unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2010 - $1,178,266 ; 2009 - $1,198,187)	$1,199,577	$1,228,561
Short term investments, at fair value (Amortized cost: 2010 - $313,415; 2009 - $231,609)	310,061	232,434
Equity investments, at fair value (Cost: 2010 - $8,017; 2009 - $8,516)	212	290
Other investments	56,395	45,934
Total investments	1,566,245	1,507,219
Cash and cash equivalents	412,441	352,185
Restricted cash	24,293	85,916
Premium balances receivable	386,831	278,956
Unearned premiums ceded	83,125	52,690
Reinsurance recoverable	22,213	19,270
Accrued interest receivable	9,475	11,223
Receivable for investments sold	41,104	5,160
Deferred acquisition costs	66,057	54,637
Funds withheld	23,934	22,168
Goodwill	16,295	16,533
Intangible assets	33,528	35,790
Other assets	131,878	125,021
Total assets	$2,817,419	$2,566,768

LIABILITIES
Loss and loss adjustment expense reserves	$540,528	$480,660
Unearned premiums	466,022	330,416
Insurance and reinsurance balances payable	72,883	62,864
Payable for investments purchased	68,520	11,457
Long term debt	251,309	252,402
Other liabilities	49,710	63,155
Total liabilities	1,448,972	1,200,954

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued and outstanding (2010 - 80,001,073; 2009 - 82,985,219)	850	850
Common shares held in treasury, at cost (2010 - 4,984,146; 2009 - 2,000,000)	(50)	(20)
Additional paid-in capital	864,708	892,817
Accumulated other comprehensive loss	(10,173)	(6,976)
Retained earnings	352,266	324,347
Total Flagstone shareholders' equity	1,207,601	1,211,018
Noncontrolling interest in subsidiaries	160,846	154,796
Total equity	1,368,447	1,365,814
Total liabilities and equity	$2,817,419	$2,566,768

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended March 31,
	2010	2009

REVENUES
Gross premiums written	$400,202	$361,485
Premiums ceded	(76,421)	(75,669)
Net premiums written	323,781	285,816
Change in net unearned premiums	(106,966)	(112,981)
Net premiums earned	216,815	172,835
Net investment income (loss)	7,285	(1,753)
Net realized and unrealized gains (losses) - investments	9,811	(1,899)
Net realized and unrealized gains - other	5,658	7,430
Other income	11,041	5,169
Total revenues	250,610	181,782

EXPENSES
Loss and loss adjustment expenses	127,379	76,594
Acquisition costs	42,837	28,037
General and administrative expenses	41,175	34,300
Interest expense	2,514	3,557
Net foreign exchange (gains) losses	(3,956)	1,097
Total expenses	209,949	143,585
Income before income taxes and interest in earnings of equity investments	40,661	38,197
Provision for income tax	(2,852)	706
Interest in earnings of equity investments	(259)	(378)
Net income	37,550	38,525
Less: Income attributable to noncontrolling interest	(6,046)	(2,782)
NET INCOME ATTRIBUTABLE TO FLAGSTONE	$31,504	$35,743

Net income	$37,550	$38,525
Change in currency translation adjustment	(3,697)	1,867
Change in defined benefit pension plan obligation	500	(176)
Comprehensive income	34,353	40,216
Less: Comprehensive income attributable to noncontrolling interest	(6,046)	(2,579)
COMPREHENSIVE INCOME ATTRIBUTABLE TO FLAGSTONE	$28,307	$37,637

Weighted average common shares outstanding—Basic	82,558,971	85,070,001
Weighted average common shares outstanding—Diluted	82,741,580	85,208,294
Net income attributable to Flagstone per common share—Basic	$0.38	$0.42
Net income attributable to Flagstone per common share—Diluted	$0.38	$0.42
Dividends declared per common share	$0.04	$0.04

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the three months ended March 31, 2010	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,365,814	$-	$324,347	$(6,976)	$830	$892,817	$154,796

Comprehensive income:
Net income	37,550	37,550	31,504				6,046
Other comprehensive income:
Change in currency translation adjustment	(3,697)	(3,697)		(3,697)
Defined benefit pension plan obligation	500	500		500
	(3,197)	(3,197)
Comprehensive income	34,353	$34,353
Stock based compensation	5,463					5,463
Subsidiary stock based compensation	4						4
Shares repurchased and held in treasury	(33,602)				(30)	(33,572)
Dividends declared	(3,585)		(3,585)
Ending balance	$1,368,447		$352,266	$(10,173)	$800	$864,708	$160,846

			Flagstone Shareholders' Equity
For the three months ended March 31, 2009	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive income	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,183,463	$-	$96,092	$(8,271)	$848	$897,344	$197,450

Comprehensive income:
Net income	38,525	38,525	35,743				2,782
Other comprehensive income:
Change in currency translation adjustment	1,867	1,867		2,070			(203)
Defined benefit pension plan obligation	(176)	(176)		(176)
	1,691	1,691
Comprehensive income	40,216	$40,216
Stock based compensation	4,000					4,000
Issue of shares, net	1				1
Dividends declared	(3,528)		(3,528)
Ending balance	$1,224,152		$128,307	$(6,377)	$849	$901,344	$200,029

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Expressed in thousands of U.S. dollars)

	For the three months ended March 31,
	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$37,550	$38,525
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (gains) losses	(15,469)	(5,531)
Net unrealized foreign exchange gains	37	(3,824)
Depreciation and amortization expense	2,164	1,616
Share based compensation expense	5,211	3,873
Interest in earnings of equity investments	259	378
Accretion/amortization on fixed maturities	695	8,727
Changes in assets and liabilities, excluding net assets acquired:
Reinsurance premium receivable	(109,074)	(145,763)
Unearned premiums ceded	(30,567)	(36,864)
Deferred acquisition costs	(11,525)	(15,947)
Funds withheld	(1,693)	1,969
Loss and loss adjustment expense reserves	63,134	24,161
Unearned premiums	136,165	152,944
Insurance and reinsurance balances payable	9,246	20,708
Reinsurance recoverable	(3,563)	5,306
Other changes in assets and liabilities, net	(15,069)	22,867
Net cash provided by operating activities	67,501	73,145

Cash flows (used in) provided by investing activities:
Purchases of fixed income securities	(753,021)	(735,207)
Sales and maturities of fixed income securities	703,700	509,347
Purchases of equity securities	-	(2,006)
Sales of equity securities	-	4,177
Purchases of other investments	(202)	(46)
Sales of other investments	22,596	(12,480)
Purchases of fixed assets	(1,628)	(3,813)
Sales of fixed assets	-	145
Change in restricted cash	61,623	759
Net cash provided by (used in) investing activities	33,068	(239,124)

Cash flows (used in) provided by financing activities:
Shares repurchased and held in treasury	(33,602)	-
Dividend paid on common shares	(3,319)	(3,392)
Repayment of long term debt	2	(749)
Other	207	207
Net cash used in financing activities	(36,712)	(3,934)

Effect of foreign exchange rate on cash	(3,601)	(9,842)

Increase (decrease) in cash and cash equivalents	60,256	(179,755)
Cash and cash equivalents - beginning of year	352,185	783,705
Cash and cash equivalents - end of period	$412,441	$603,950

Supplemental cash flow information:
Receivable for investments sold	$41,104	$14,578
Payable for investments purchased	$68,520	$28,762
Interest paid	$2,282	$3,762

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

1.      ORGANIZATION

On March 22, 2010, Flagstone Reinsurance Holdings Limited (“Flagstone” or the “Company”) announced that its Board of Directors approved a proposal for a redomestication to move Flagstone’s place of incorporation from Bermuda to Luxembourg.  Flagstone has chosen to redomesticate to Luxembourg because the Company believes it will increase its strategic and capital flexibility while maintaining its operating model and long-term strategy.  The redomestication proposal is subject to approval by Flagstone’s shareholders and certain regulatory approvals.  Flagstone does not expect the redomestication to have a material impact on the way the Company operates or on its financial condition or results of operations. Investors are urged to read the proxy statement/prospectus on Form S-4 filed April 9, 2010 (the “Proxy Statement”), and any other relevant documents filed or to be filed by Flagstone because they contain or will contain important information about the proposed redomestication. In particular, investors should carefully consider the “Risk Factors” section of the Proxy Statement for a discussion of risks related to the redomestication.  The Proxy Statement and other documents filed or to be filed by Flagstone with the SEC are or will be available free of charge at the SEC’s website (www.sec.gov).

2.      BASIS OF PRESENTATION AND CONSOLIDATION

These unaudited condensed consolidated financial statements include the accounts of Flagstone and its wholly owned subsidiaries, including Flagstone Réassurance Suisse SA (“Flagstone Suisse”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  References in this Form 10-Q to “dollars” or “$” are to the lawful currency of the United States of America, unless the context otherwise requires.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts and percentages.  These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (“VIEs”).  The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares are accounted for using the equity method.  All inter-company accounts and transactions have been eliminated on consolidation.

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company's principal estimates are for loss and loss adjustment expenses (“LAE”), estimates of premiums written, premiums earned, acquisition costs, fair value of investments and share based compensation.  The Company reviews and revises these estimates as appropriate based on current information. Any adjustments made to these estimates are reflected in the period the estimates are revised.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented.  The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2010.

3.       NEW ACCOUNTING PRONOUNCEMENTS

Adoption of new accounting pronouncements

During the first quarter of 2010, the Company adopted the FASB amendments to ASC Topic 860, “Transfers and Servicing,” (“ASC 860”) which codified FASB Statement No. 166, “Accounting for Transfers of Financial Assets” and was amended in December 2009.  ASC 860 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  The effect of adopting ASC 860 did not have a material impact on the consolidated results of operations and financial condition.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

During the first quarter of 2010, the Company adopted the amendments to the FASB ASC Topic 810, “Consolidation” (“ASC 810”) which codified FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”.  ASC 810 amends FASB Statement No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The effect of adopting the amendments to ASC 810 did not have a material impact on the consolidated results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires new disclosures about fair value measurement as set forth in the Fair Value Measurements and Disclosures – Overall Subtopic of the FASB ASC.  Specifically, this update requires disclosing (1) the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers, and (2) information about purchases, sales, issuances, and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs.  The ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the relevant portions of ASU 2010-06 and the effect of adopting the amendments did not have a material impact on the consolidated results of operations and financial condition.

4.       INVESTMENTS

Fair value disclosure

The valuation technique used to determine the fair value of the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the Company determined that its investments in U.S. government treasury securities, listed equity securities and exchange traded funds are stated at Level 1 fair value as determined by the quoted market price of these securities, as provided either by independent pricing services or exchange market prices.

Investments in U.S. government agency securities, corporate bonds, mortgage-backed securities, foreign government bonds and asset-backed securities are stated at Level 2.  The fair value of these securities is derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history.  Catastrophe bonds are stated at fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

As at March 31, 2010 and December 31, 2009, the Company’s investments are allocated between levels as follows:

	Fair Value Measurement at March 31, 2010, using:
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	Fair value measurements

Fixed maturity investments
U.S. government and agency securities	$427,731	$387,286	$40,445	$-
U.S. states and political subdivisions	2,206	-	2,206	-
Other foreign government	58,296	-	58,296	-
Corporates	469,900	-	469,900	-
Mortgage-backed securities	179,296	-	179,296	-
Asset-backed securities	62,148	-	62,148	-
	1,199,577	387,286	812,291	-

Equity investments
Financial services	212	212	-	-
	212	212	-	-

Short term investments
U.S. government and agency securities	239,195	227,347	11,848	-
Other foreign government	8,099	-	8,099	-
Corporates	61,792	-	61,792	-
Asset-backed securities	975	-	975	-
	310,061	227,347	82,714	-

Other Investments
Investment funds	5,734	-	-	5,734
Catastrophe bonds	46,600	-	46,600	-
	52,334	-	46,600	5,734

Totals	$1,562,184	$614,845	$941,605	$5,734

For reconciliation purposes, the table above does not include an equity investment of $4.1 million in which the Company is deemed to have a significant influence and is accounted for under the equity method and as such, is not accounted for at fair value under the FASB ASC guidance for financial instruments.

For the Level 3 items still held as of March 31, 2010, the total change in fair value for the three months ended March 31, 2010 is $0.1 million. Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the period.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

	Fair Value Measurement at December 31, 2009, using:
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	Fair value measurements

Fixed maturity investments
U.S. government and agency securities	$431,715	$380,843	$50,872	$-
U.S. states and political subdivisions	1,903	-	1,903	-
Other foreign government	114,427	-	114,427	-
Corporates	519,242	-	519,242	-
Mortgage-backed securities	112,067	-	111,290	777
Asset-backed securities	49,207	-	47,686	1,521
	1,228,561	380,843	845,420	2,298

Equity investments
Financial services	290	290	-	-
	290	290	-	-

Short term investments
U.S. government and agency securities	145,604	125,755	19,849	-
Other foreign government	4,013	-	4,013	-
Corporates	80,904	-	80,904	-
Asset-backed securities	1,913	-	1,913	-
	232,434	125,755	106,679	-
Other Investments
Investment funds	5,486	-	-	5,486
Catastrophe bonds	36,128	-	36,128	-
	41,614	-	36,128	5,486

Totals	$1,502,899	$506,888	$988,227	$7,784

For reconciliation purposes, the table above does not include an equity investment of $4.3 million in which the Company is deemed to have a significant influence and is accounted for under the equity method and as such, is not accounted for at fair value under the FASB ASC guidance for financial instruments.

The reconciliation of the fair value for the Level 3 investments for the three months ended March 31, 2010 and December 31, 2009, including net purchases and sales and change in unrealized gains, is set out below:

	For the three months ended March 31, 2010
	Fixed Maturities	Investment funds	Total
Description
Fair value, December 31, 2009	$2,298	$5,486	$7,784
Total realized losses included in earnings	(226)	-	(226)
Total unrealized gains (losses) included in earnings	512	58	570
Purchases	-	190	190
Sales	(2,584)	-	(2,584)
Fair value, March 31, 2010	$-	$5,734	$5,734

Pledged assets

As at March 31, 2010 and December 31, 2009, approximately $24.3 million and $85.9 million, respectively, of cash and cash equivalents and approximately $477.3 million and $425.1 million, respectively, of fixed maturity securities were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

Commitments

As at March 31, 2010, and December 31, 2009, the Company had total outstanding investment commitments of $15.2 million and $3.4 million, respectively.

5.       DERIVATIVES

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

The Company enters into derivative instruments such as interest rate futures contracts, foreign currency forward contracts and foreign currency swaps in order to manage portfolio duration and interest rate risk, borrowing costs and foreign currency exposure. The Company enters into index futures contracts and total return swaps to increase or reduce its exposure to the underlying asset or index. The Company also purchases “to be announced” mortgage-backed securities (“TBAs”) as part of its investing activities.  The Company manages the exposure to these instruments based on guidelines established by management and approved by the Board of Directors.

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

The details of the derivatives held by the Company as of March 31, 2010 and December 31, 2009 are as follows:

	As at March 31, 2010
	Asset Derivatives			Liability Derivatives			Total Derivatives
	Balance sheet location	Derivative exposure		Balance sheet location	Derivative exposure		Derivative exposure	Net fair value
			Fair value			Fair value
Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	Other assets	$-	$-	Other liabilities	$60,573	$310	$60,573	$(310)
			-			310		(310)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	Other assets	$-	$-	Other liabilities	$17,559	$836	$17,559	$(836)
Foreign currency forward contracts	Other assets	452,238	14,335	Other liabilities	172,029	2,671	624,267	11,664
			14,335			3,507		10,828
Purpose - exposure
Futures contracts	Other assets	$160,630	$1,546	Other liabilities	$3,500	$26	$164,130	$1,520
Total return swaps	Other assets	47,682	871	Other liabilities	-	-	47,682	871
Mortgage-backed securities TBA	Other assets	11,020	24	Other liabilities	25,817	61	36,837	(37)
Other reinsurance derivatives	Other assets	-	-	Other liabilities	-	1,204	-	(1,204)
			2,441			1,291		1,150

Total Derivatives			$16,776			$5,108		$11,668

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

	As at December 31, 2009
	Asset Derivatives			Liability Derivatives			Total Derivatives
	Balance sheet location	Derivative exposure		Balance sheet location	Derivative exposure		Derivative exposure	Net fair value
			Fair value			Fair value
Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	Other assets	$44,444	$148	Other liabilities	$117,592	$512	$162,036	$(364)
			148			512		(364)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	Other assets	$18,655	$260	Other liabilities	$-	$-	$18,655	$260
Foreign currency forward contracts	Other assets	378,627	12,532	Other liabilities	137,864	6,386	516,491	6,146
			12,792			6,386		6,406
Purpose - exposure
Futures contracts	Other assets	$150,770	$3,847	Other liabilities	$-	$-	$150,770	$3,847
Total return swaps	Other assets	6,384	409	Other liabilities	39,564	436	45,948	(27)
Mortgage-backed securities TBA	Other assets	-	-	Other liabilities	41,496	399	41,496	(399)
Other reinsurance derivatives	Other assets	-	-	Other liabilities	-	1,596	-	(1,596)
			4,256			2,431		1,825

Total Derivatives			$17,196			$9,329		$7,867

(1)        Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

Designated

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
Derivatives designated	(Effective portion)			(Ineffective portion)
as hedging instruments	For the three months ended			For the three months ended
	March 31, 2010	March 31, 2009	Location	March 31, 2010	March 31, 2009
Foreign currency forward contracts (1)	$594	$6,795	Net realized and unrealized gains - other	$(25)	$(525)

	$594	$6,795		$(25)	$(525)

(1)	Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

Non-Designated

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the three months ended
as hedging instruments	Location	March 31, 2010	March 31, 2009
Futures contracts	Net realized and unrealized gains (losses) - investments	$396	$(4,153)
Total return swaps	Net realized and unrealized gains (losses) - investments	1,244	(8,735)
Currency swaps	Net realized and unrealized (losses) - other	(1,087)	(785)
Foreign currency forward contracts	Net realized and unrealized gains (losses) - investments	17,462	(3,166)
Foreign currency forward contracts	Net realized and unrealized gains - other	6,215	8,200
Mortgage-backed securities TBA	Net realized and unrealized gains - investments	654	958
Other reinsurance derivatives	Net realized and unrealized gains - other	555	540
		$25,439	$(7,141)

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

To be announced mortgage-backed securities

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

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

Fair value disclosure

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as of March 31, 2010 and December 31, 2009 is allocated between levels as follows:

	Fair Value Measurement at March 31, 2010, using:
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	Fair value measurements

Description
Futures contracts	$1,520	$1,520	$-	$-
Swaps	35	-	35	-
Foreign currency forward contracts	11,354	-	11,354	-
Mortgage-backed securities TBA	(37)	-	(37)	-
Other reinsurance derivatives	(1,204)	-	-	(1,204)
Total derivatives	$11,668	$1,520	$11,352	$(1,204)

For the Level 3 items still held as of March 31, 2010, the total change in fair value recorded in net realized and unrealized gains (losses) – investments for the three months ended March 31, 2010 is a gain of $0.4 million.

	Fair Value Measurement at December 31, 2009, using:
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	Fair value measurements

Description
Futures contracts	$3,847	$3,847	$-	$-
Swaps	233	-	233	-
Foreign currency forward contracts	5,782	-	5,782	-
Mortgage-backed securities TBA	(399)	-	(399)	-
Other reinsurance derivatives	(1,596)	-	-	(1,596)
Total derivatives	$7,867	$3,847	$5,616	$(1,596)

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

For the three months ended
March 31, 2010
Other reinsurance derivatives
Fair value, December 31, 2009	$(1,596)
Total premium earned included in earnings	642
Purchases	(250)
Sales	-
Fair value, March 31, 2010	$(1,204)

Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during these periods.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

6.      GOODWILL AND INTANGIBLES

Goodwill relates to the following reportable segments:	Reinsurance	Lloyd's	Island Heritage	Total
Balance as at December 31, 2009	$3,144	$3,339	$10,050	$16,533
Impact of foreign exchange and other	(36)	(202)	-	(238)
Balance as at March 31, 2010	$3,108	$3,137	$10,050	$16,295

	Carrying value at beginning of period	Accumulated amortization (1)	Impact of foreign exchange	Carrying value at end of period
Finite life intangibles

Tradename	$1,308	$(26)	$(87)	$1,195
Software	3,924	(76)	(263)	3,585
Distribution network	3,356	(57)	(224)	3,075
	$8,588	$(159)	$(574)	$7,855
Indefinite life intangibles

Lloyd's syndicate capacity	$25,353	$-	$(1,529)	$23,824
Licenses	1,849	-	-	1,849
	$27,202	$-	$(1,529)	$25,673
Aggregate amortization expenses (1)

For the three months ended March 31, 2010				$214

Estimated amortization expense	For the years ending December 31,	Amount

	2010	$850
	2011	821
	2012	794
	2013	770
	2014	749

(1) Accumulated amortization is converted at the end of period foreign exchange rate and amortization expense is converted at an average foreign exchange rate for the period.

7.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three months ended March 31, 2010, the Company incurred interest expense of $2.5 million on the Deferrable Interest Debentures compared to $3.6 million for the same period in 2009.  Also, at March 31, 2010 and December 31, 2009, the Company had $0.8 million and $0.8 million, respectively, of interest payable included in other liabilities.

The Company does not carry its long term debt at fair value on its consolidated balance sheets.  At March 31, 2010, the Company estimated the fair value of its long term debt to be approximately $221.8 million compared to $203.9 million at December 31, 2009.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

Letter of credit facilities

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas (the “BNP Facility”).  The BNP Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at March 31, 2010, no letters of credit have been issued under the BNP Facility.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at March 31, 2010, $32.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $35.9 million of fixed maturity securities from the Company’s investment portfolio.

On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”).  The Citi Facility comprises a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company and its subsidiaries, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  As at March 31, 2010, $394.5 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $438.4 million of fixed maturity securities from the Company’s investment portfolio.

These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of the letters of credit outstanding at any given time.

8.      SHARE BASED COMPENSATION

The Company accounts for share based compensation in accordance with the Compensation – Stock Compensation Topic of the FASB ASC which requires entities to measure the cost of services received from employees and directors in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost of such services will be recognized as compensation expense over the period during which an employee or director is required to provide service in exchange for the award.  The Company’s share based compensation plans consist of performance share units (“PSUs”) and restricted share units (“RSUs”).

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

A summary of the activity under the PSU Plan as at March 31, 2010, and changes during the three months ended March 31, 2010 is as follows:

	For the three months ended March 31, 2010
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	3,305,713	$10.04	1.6
Granted	824,500	10.94
Outstanding at end of period	4,130,213	10.22	1.6

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. For the three months ended March 31, 2010, $4.1 million of compensation expense has been recorded in general and administrative expenses in relation to the PSU Plan compared to $2.7 million for the same period in 2009.  The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a two or three year period.  As at March 31, 2010 and December 31, 2009, there was a total of $24.4 million and $19.4 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 1.9 years and 1.6 years, respectively.

Since the inception of the PSU Plan, 60,000 PSUs have vested and 2,368,658 PSUs have been cancelled.

Restricted Share Units

The purpose of the RSU Plan is to encourage certain employees and directors of the Company to further the development of the Company and to attract and retain key employees for the Company’s long-term success.  The RSUs granted to employees vest over a period of approximately two years while RSUs granted to directors vest on the grant date.

A summary of the activity under the RSU Plan as at March 31, 2010 and changes during the three months ended March 31, 2010, are as follows:

	For the three months ended March 31, 2010
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	373,157	$10.89	0.5
Granted	226,321	11.05
Forfeited	(9,465)	9.89
Outstanding at end of period	590,013	10.97	0.7

As at March 31, 2010 and December 31, 2009, there was a total of $2.2 million and $0.9 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.5 years and 1.0 year, respectively.  A compensation expense of $1.1 million and $1.2 million has been recorded in general and administrative expenses for the three months ended March 31, 2010 and 2009, respectively, in relation to the RSU Plan.

Since the inception of the RSU Plan in July 2006, 400,842 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled.  During the three months ended March 31, 2010 and 2009, 64,896 and 72,666 RSUs, respectively, were granted to the directors.  During the three months ended March 31, 2010 and 2009, nil and 2,985 RSUs, respectively, granted to directors were converted into common shares of the Company as elected by the directors.

The company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of the PSUs and RSUs outstanding as of March 31, 2010 was $47.3 million and $6.8 million, respectively.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

9.       EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009 is as follows:

	For the three months ended March 31,
	2010	2009
Basic earnings per common share
Net income attributable to Flagstone	$31,504	$35,743
Weighted average common shares outstanding	82,288,918	84,862,555
Weighted average vested restricted share units	270,053	207,446
Weighted average common shares outstanding—Basic	82,558,971	85,070,001
Basic earnings per common share	$0.38	$0.42

Diluted earnings per common share
Net income attributable to Flagstone	$31,504	$35,743
Weighted average common shares outstanding	82,288,918	84,862,555
Weighted average vested restricted share units outstanding	270,053	207,446
	82,558,971	85,070,001
Share equivalents:
Weighted average unvested restricted share units	182,609	138,293
Weighted average common shares outstanding—Diluted	82,741,580	85,208,294
Diluted earnings per common share	$0.38	$0.42

At March 31, 2010 and 2009, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.  Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at March 31, 2010, and 2009, there were 4,130,213 and 2,871,703 PSUs expected to vest, respectively.  The maximum number of common shares that could be issued under the PSU Plan at March 31, 2010 and 2009 were 5,457,105 and 4,307,555, respectively.

10.       COMMON SHARES

Common shares

At March 31, 2010, the total authorized common voting shares of the Company were 300,000,000, with a par value of $0.01 per common share (December 31, 2009 – 300,000,000).

	For the periods ended
	March 31, 2010	December 31, 2009
Common voting shares:
Balance at beginning of period	82,985,219	84,801,732
Conversion of performance share units (1)	-	42,000
Conversion of restricted share units (1)	-	141,487
Shares repurchased and held in treasury	(2,984,146)	(2,000,000)
Balance at end of period	80,001,073	82,985,219

(1) Conversion of performance share units and restricted share units are net of shares withheld for the payment of tax on the employees' behalf.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

Share buyback

On September 22, 2008, the Company announced that its Board of Directors had approved the potential repurchase of company stock.  The buyback program allows the Company to purchase, from time to time, its outstanding stock up to a value of $60.0 million.  As of December 31, 2009, approximately $33.6 million of repurchases remained available under the buyback program.

On March 11, 2010, the Company entered into a private purchase agreement to repurchase 2,984,146 common shares pursuant to its buyback program at a total cost of $33.6 million.  All repurchases have now been made under the terms of the September 22, 2008, buyback program.

11.       LEGAL PROCEEDINGS

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  As at March 31, 2010, the Company was not a party to any material litigation or arbitration proceedings.

12.    SEGMENT REPORTING

The Company reports its results to the chief operating decision maker based on three reportable segments: Reinsurance, Lloyd’s and Island Heritage (previously referred to as the Insurance segment).  The Company regularly reviews its financial results and assesses performance on the basis of these three reportable segments.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes and interest in earnings of equity investments, total assets, and ratios for each reportable segment for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31, 2010
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$342,692	$52,189	$17,762	$(12,441)	$400,202
Premiums ceded	(66,855)	(11,605)	(10,402)	12,441	(76,421)
Net premiums written	275,837	40,584	7,360	-	323,781
Net premiums earned	$178,971	$35,688	$2,156	$-	$216,815
Other related income	470	8,644	5,606	(3,884)	10,836
Loss and loss adjustment expenses	(97,558)	(29,428)	(393)	-	(127,379)
Acquisition costs	(33,735)	(8,994)	(3,992)	3,884	(42,837)
General and administrative expenses	(34,057)	(4,942)	(2,176)	-	(41,175)
Underwriting income	$14,091	$968	$1,201	$-	$16,260

Loss ratio (2)	54.5%	82.5%	5.1%		58.8%
Acquisition cost ratio (2)	18.8%	25.2%	51.4%		19.8%
General and administrative expense ratio (2)	19.0%	13.8%	28.0%		19.0%
Combined ratio (2)	92.3%	121.5%	84.5%		97.6%
Total assets	$2,514,019	$211,503	$91,897		$2,817,419

Reconciliation:
Underwriting income					$16,260
Net investment income					7,285
Net realized and unrealized gains (losses) - investments					9,811
Net realized and unrealized gains (losses) - other					5,658
Other income					205
Interest expense					(2,514)
Net foreign exchange losses					3,956
Income before income taxes and interest in earnings of equity investments					$40,661

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

	For the three months ended March 31, 2009
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$303,794	$48,979	$16,722	$(8,010)	$361,485
Premiums ceded	(67,635)	(5,149)	(10,895)	8,010	(75,669)
Net premiums written	236,159	43,830	5,827	-	285,816
Net premiums earned	$166,596	$6,443	$(162)	$(42)	$172,835
Other related income	1,027	2,020	5,606	(3,623)	5,030
Loss and loss adjustment expenses	(71,230)	(5,331)	(95)	62	(76,594)
Acquisition costs	(27,375)	(1,037)	(3,269)	3,644	(28,037)
General and administrative expenses	(28,043)	(3,834)	(2,423)	-	(34,300)
Underwriting income (loss)	$40,975	$(1,739)	$(343)	$41	$38,934

Loss ratio (2)	42.8%	82.7%	1.7%		44.3%
Acquisition cost ratio (2)	16.4%	16.1%	60.0%		16.2%
General and administrative expense ratio (2)	16.8%	59.5%	44.5%		19.9%
Combined ratio (2)	76.0%	158.3%	106.3%		80.4%
Total assets	$2,339,516	$52,855	$79,668		$2,472,039

Reconciliation:
Underwriting income					$38,934
Net investment income					(1,753)
Net realized and unrealized gains (losses) - investments					(1,899)
Net realized and unrealized gains (losses) - other					7,430
Other income					139
Interest expense					(3,557)
Net foreign exchange losses					(1,097)
Income before income taxes and interest in earnings of equity investments					$38,197

(1) Inter-segment eliminations relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd's.
(2) For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

13.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued and have determined that there were no subsequent events that require disclosure.

FLAGSTONE REINSURANCE HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for ratios, share and per share amounts)

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at March 31, 2010 and December 31, 2009, and our results of operations for the three months ended March 31, 2010 and 2009.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” contained in our Form 10-K, filed with the SEC on March 1, 2010, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

References in this Quarterly Report on Form 10-Q to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings Limited and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Marlborough Underwriting Agency Limited, its United Kingdom  Lloyd's managing agency, Island Heritage Holdings Ltd., its Cayman Islands based insurance holding company, Flagstone Reinsurance Africa Limited, its South African reinsurance company, Mont Fort Re Ltd., its wholly-owned Bermuda reinsurance company, and any other direct or indirect wholly-owned subsidiary, unless the context suggests otherwise. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA, its wholly-owned subsidiaries and its Bermuda branch. References to “Marlborough” refer to Marlborough Underwriting Agency Limited, its wholly-owned subsidiaries and Syndicate 1861.  References to “Island Heritage” refer to Island Heritage Holdings Ltd. and its subsidiaries. References to “Flagstone Alliance” refer to Flagstone Alliance Insurance & Reinsurance PLC and its subsidiaries.  References to “Flagstone Africa” refer to Flagstone Reinsurance Africa Limited. References to “Mont Fort” refer to Mont Fort Re Ltd. References in this Form 10-Q to “dollars” or “$” are to the lawful currency of the United States of America, unless the context otherwise requires.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts and percentages.

Executive Overview

We are a global reinsurance and insurance company.  Management views the Company as being organized into three reporting segments: Reinsurance, Lloyd’s and Island Heritage (previously referred to as our Insurance segment).  Through our Reinsurance segment, we write primarily property, property catastrophe and short-tail specialty and casualty insurance and reinsurance.  Through our Lloyd’s segment, we write primarily property and short-tail specialty and casualty insurance and reinsurance focused on the energy, hull and cargo, marine liability, engineering and aviation business sectors.  Through our Island Heritage segment, we primarily write property insurance for homes, condominiums and office buildings in the Caribbean region.

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

We derive our revenues primarily from net premiums earned from the reinsurance and insurance policies we write, net of any retrocessional or reinsurance coverage purchased, net investment income from our investment portfolio, and fees for services provided.  Premiums are generally a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are normally due in installments and earned over the contract term, which ordinarily is twelve or twenty-four months.

Index

Our expenses consist primarily of the following types: loss and loss adjustment expenses (“LAE”) incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write and can include brokerage, gross commission costs, profit commission and premium taxes; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our Performance Share Unit (“PSU”) and Restricted Share Unit (“RSU”) Plans, and other general operating expenses; interest expenses related to our debt obligations; and noncontrolling interest, which represents the interest of external parties with respect to the net income of Mont Fort, Island Heritage, and Flagstone Africa.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income to date has been earned in Bermuda, a non-taxable jurisdiction, the tax impact on our operations has historically been minimal.

On March 22, 2010, Flagstone Reinsurance Holdings Limited (“Flagstone” or the “Company”) announced that its Board of Directors approved a proposal for a redomestication to move Flagstone’s place of incorporation from Bermuda to Luxembourg.  Flagstone has chosen to redomesticate to Luxembourg because the Company believes it will increase its strategic and capital flexibility while maintaining its operating model and long-term strategy.  The redomestication proposal is subject to approval by Flagstone’s shareholders and certain regulatory approvals.    Flagstone does not expect the redomestication to have a material impact on the way the Company operates or on its financial condition or results of operations. Investors are urged to read the Proxy Statement, and any other relevant documents filed or to be filed by Flagstone because they contain or will contain important information about the proposed redomestication. In particular, investors should carefully consider the “Risk Factors” section of the Proxy Statement for a discussion of risks related to the Redomestication.  The Proxy Statement and other documents filed or to be filed by Flagstone with the SEC are or will be available free of charge at the SEC’s website (www.sec.gov).

The Company reports its results to the chief operating decision maker based on three reportable segments:  Reinsurance, Lloyd’s and Island Heritage.  The Company regularly reviews its financial results and assesses performance on the basis of these three reportable segments.

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

Lloyd’s

Our Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and Marlborough. Syndicate 1861 primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation.  Marlborough generates fee income from the provision of services to syndicates and third parties.

Index

Island Heritage

Island Heritage is a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.

Critical Accounting Policies

Critical accounting policies at March 31, 2010, have not changed compared to December 31, 2009.  The Company’s critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

It is important to understand the Company’s accounting policies in order to understand its financial position and results of operations. The Company’s unaudited condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine the reported values.  If events or other factors, including those described in Item 1A, “Risk Factors,” of the Company’s Form 10-K, cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on the Company’s results of operations, financial condition and liquidity.

New Accounting Pronouncements

Adoption of new accounting pronouncements

During the first quarter of 2010, the Company adopted the FASB amendments to ASC Topic 860, “Transfers and Servicing,” (“ASC 860”) which codified FASB Statement No. 166, “Accounting for Transfers of Financial Assets” and was amended in December 2009.  ASC 860 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  The effect of adopting ASC 860 did not have a material impact on the consolidated results of operations and financial condition.

During the first quarter of 2010. the Company adopted the amendments to the FASB ASC Topic 810, “Consolidation” (“ASC 810”) which codified FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” . ASC 810 amends FASB Statement No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The effect of adopting the amendments to ASC 810 did not have a material impact on the consolidated results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires new disclosures about fair value measurement as set forth in the Fair Value Measurements and Disclosures – Overall Subtopic of the FASB ASC.  Specifically, this update requires disclosing (1) the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers, and (2) information about purchases, sales, issuances, and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs.  The ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the relevant portions of  ASU 2010-06 and the effect of adopting the amendments did not have a material impact on the consolidated results of operations and financial condition.

Index

Results of Operations - For the Three Months Ended March 31, 2010 and 2009

The Company’s reporting currency is the U.S. dollar.  The Company’s subsidiaries have one of the following functional currencies: U.S. dollar, Swiss franc, Euro, British pound, Canadian dollar, Indian rupee, South African rand.  As a significant portion of the Company’s operations are transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons.  To the extent that fluctuations in foreign currency exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections.  See Note 2 “Significant Accounting Policies” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010, for a discussion on translation of foreign currencies.

For the three months ended
U.S. dollar (weakened) strengthened against:	March 31, 2010

Canadian dollar	(3.2)%
Swiss franc	2.0%
Euro	5.9%
British pound	6.0%
Indian rupee	(3.7)%
South African rand	(1.1)%

Summary Overview

We generated net income attributable to Flagstone of $31.5 million and $35.7 million for the three months ended March 31, 2010 and 2009, respectively.   The decrease in net income attributable to Flagstone for the three months ended March 31, 2010 of $4.2 million as compared to the same period in 2009 is primarily due to:

For the three months ended
March 31, 2010
(Expressed in millions of U.S. dollars)

Change in underwriting income of:	$(22.7)
Change in investment income of:	$9.0
Change in net realized and unrealized gains on investments and other derivative instruments and foreign exchange gains of:	$15.0
Change in income attributable to noncontrolling interest of:	$(3.3)
Change in interest expense of:	$(1.0)

The decreases in underwriting income in the three months ended March 31, 2010, are primarily due to significant catastrophe losses in the current quarter compared to the same period last year. The increase in the net realized and unrealized gains on investment for the three months ended March 31, 2010, were due to the positive performance on our corporate bond portfolios and Inflation Protected Securities.

These items are discussed in more detail in the following sections.

As a result of our net income attributable to Flagstone for the three months ended March 31, 2010, our diluted book value per share increased to $14.67 compared to $14.37 at December 31, 2009, representing an increase of 2.1%, inclusive of dividends declared during the period.

Index

The following table sets forth our selected unaudited condensed consolidated statement of operations data for each of the periods indicated.

	For the three months ended March 31,
	2010	2009

Gross premiums written	$400,202	$361,485
Net premiums written	323,781	285,816
Net premiums earned	216,815	172,835
Loss and loss adjustment expenses	127,379	76,594
Acquisition costs and general and administrative expenses	84,012	62,337
Underwriting income	16,260	38,934
Net investment income (loss)	7,285	(1,753)
Net realized and unrealized gains (losses) - investments	9,811	(1,899)
Net realized and unrealized gains - other	5,658	7,430
Net income attributable to Flagstone	31,504	35,743

Earnings per common share outstanding—Basic	$0.38	$0.42
Earnings per common share outstanding—Diluted	$0.38	$0.42

Loss ratio	58.8%	44.3%
Expense ratio	38.8%	36.1%
Combined ratio	97.6%	80.4%

Outlook and Trends

North America

Demand for North American catastrophe reinsurance was largely met by available capacity, resulting in orderly and disciplined renewals with approximately 8% average price reductions on the first quarter business.  Based on numerous client and broker meetings, it is expected that a similar level of rate changes in the U.S. catastrophe market is expected to continue into the hurricane driven June and July renewals.  This will be moderated by new demand arising from the Florida Hurricane Cat Fund’s further $2 billion reduction of the Temporary Increase in Coverage Limits (“TICL”) layer as well as a renewed interest in frequency loss-driven coverage such as proportional cover, purchased mainly for necessary surplus relief.

Specialty Lines

Global Specialty lines continue to be mixed, with some lines offering attractive risk-adjusted pricing while conversely some areas are under pressure.  Softening rates in the energy sector and both commercial aviation and workers compensation catastrophe lines of business continue to provide inadequate returns for the associated risk.  However, we approach the specialty lines tactically, and continue to search for attractive transactions that help achieve the highest risk adjusted margins.

International

The International reinsurance market has remained disciplined with modest price easing during the first quarter resulting in rate levels remaining flat to down 5%.  Japan business, both wind and earthquake, followed and renewed at similar levels in April.  We have seen significant amount of catastrophic events in the first quarter including wind storm Xynthia in Europe, Australian Hailstorms, with the most notable being the Chilean earthquake.  If the Chile earthquake ends up causing a high amount of  industry losses, then it would be a significant loss to the reinsurance market and could stop the softening in property reinsurance rates.

Index

Underwriting Results by Segment

The Company is organized into three reportable segments, Reinsurance, Lloyd’s and Island Heritage. Our Reinsurance segment provides reinsurance through our property, property catastrophe and short-tail specialty and casualty reinsurance business units. Our Lloyd’s segment primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation. Our Island Heritage segment includes insurance business generated through Island Heritage, a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, total assets and ratios for each of our business segments for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31, 2010
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$342,692	$52,189	$17,762	$(12,441)	$400,202
Premiums ceded	(66,855)	(11,605)	(10,402)	12,441	(76,421)
Net premiums written	275,837	40,584	7,360	-	323,781
Net premiums earned	$178,971	$35,688	$2,156	$-	$216,815
Other related income	470	8,644	5,606	(3,884)	10,836
Loss and loss adjustment expenses	(97,558)	(29,428)	(393)	-	(127,379)
Acquisition costs	(33,735)	(8,994)	(3,992)	3,884	(42,837)
General and administrative expenses	(34,057)	(4,942)	(2,176)	-	(41,175)
Underwriting income	$14,091	$968	$1,201	$-	$16,260

Loss ratio (2)	54.5%	82.5%	5.1%		58.8%
Acquisition cost ratio (2)	18.8%	25.2%	51.4%		19.8%
General and administrative expense ratio (2)	19.0%	13.8%	28.0%		19.0%
Combined ratio (2)	92.3%	121.5%	84.5%		97.6%
Total assets	$2,514,019	$211,503	$91,897		$2,817,419

Reconciliation:
Underwriting income					$16,260
Net investment income					7,285
Net realized and unrealized gains (losses) - investments					9,811
Net realized and unrealized gains (losses) - other					5,658
Other income					205
Interest expense					(2,514)
Net foreign exchange losses					3,956
Income before income taxes and interest in earnings of equity investments					$40,661

Index

	For the three months ended March 31, 2009
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$303,794	$48,979	$16,722	$(8,010)	$361,485
Premiums ceded	(67,635)	(5,149)	(10,895)	8,010	(75,669)
Net premiums written	236,159	43,830	5,827	-	285,816
Net premiums earned	$166,596	$6,443	$(162)	$(42)	$172,835
Other related income	1,027	2,020	5,606	(3,623)	5,030
Loss and loss adjustment expenses	(71,230)	(5,331)	(95)	62	(76,594)
Acquisition costs	(27,375)	(1,037)	(3,269)	3,644	(28,037)
General and administrative expenses	(28,043)	(3,834)	(2,423)	-	(34,300)
Underwriting income (loss)	$40,975	$(1,739)	$(343)	$41	$38,934

Loss ratio (2)	42.8%	82.7%	1.7%		44.3%
Acquisition cost ratio (2)	16.4%	16.1%	60.0%		16.2%
General and administrative expense ratio (2)	16.8%	59.5%	44.5%		19.9%
Combined ratio (2)	76.0%	158.3%	106.3%		80.4%
Total assets	$2,339,516	$52,855	$79,668		$2,472,039

Reconciliation:
Underwriting income					$38,934
Net investment income					(1,753)
Net realized and unrealized gains (losses) - investments					(1,899)
Net realized and unrealized gains (losses) - other					7,430
Other income					139
Interest expense					(3,557)
Net foreign exchange losses					(1,097)
Income before income taxes and interest in earnings of equity investments					$38,197

(1) Inter-segment eliminations relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd's.
(2) For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

Index

Gross Premiums Written

Details of consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	For the three months ended March 31,
	2010		2009
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business (1)
Reinsurance and Lloyd's
Property catastrophe	$208,256	52.1%	$200,740	55.5%
Property	71,586	17.9%	51,861	14.3%
Short-tail specialty and casualty	102,598	25.6%	92,162	25.6%
Island Heritage
Insurance	17,762	4.4%	16,722	4.6%
Total	$400,202	100.0%	$361,485	100.0%

	For the three months ended March 31,
	2010		2009
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (2)
Caribbean (3)	$22,111	5.5%	$21,089	5.8%
Europe	77,082	19.3%	70,628	19.6%
Japan and Australasia	20,007	5.0%	11,918	3.3%
North America	139,087	34.8%	125,736	34.8%
Worldwide risks (4)	119,021	29.7%	111,147	30.7%
Other	22,894	5.7%	20,967	5.8%
Total	$400,202	100.0%	$361,485	100.0%

(1)	Gross premiums written relating to Lloyd’s segment are primarily included in short-tail specialty and casualty and property.
(2)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(3)	Gross written premiums related to the Island Heritage segment are included in the Caribbean geographic area.
(4)	This geographic area includes contracts that cover risks in two or more geographic zones.

Reinsurance Segment

Overview

The net underwriting income for the Reinsurance segment for the three months ended March 31, 2010 amounted to $14.1 million compared to $41.0 million for the three months ended March 31, 2009, respectively.  The decrease in net underwriting results is primarily related to incurred losses on more significant catastrophic events in 2010 as compared to the same period in 2009.

Gross premiums written for our Reinsurance segment in the three months ended March 31, 2010 were $342.7 million compared to $303.8 million for the same period in 2009, an increase in gross premiums written of $38.9 million or 12.8%.  The increase in the three months ended March 31, 2010, was mainly due to increased signings on our property and specialty treaties in our Swiss and Bermuda platforms, partially offset by rate level reductions.

Index

Our Reinsurance segment comprises the three lines of business outlined below.

Gross Premiums Written

a.	Property catastrophe reinsurance

Gross property catastrophe premiums written for the three months ended March 31, 2010, were $215.4 million, compared to $208.7 million for the three months ended March 31, 2009.  The increase of $6.7 million, or 3.2%, in property catastrophe premiums written is primarily due to increased level of business and increased signed share with existing clients, partially offset by the non-renewal of a significant proportional contract.

During the three months ended March 31, 2010, we recorded $3.8 million of gross reinstatement premiums compared to $2.1 million recorded for the three months ended March 31, 2009.

b.	Property reinsurance

Gross property premiums written for the three months ended March 31, 2010, were $52.1 million, compared to $42.8 million for the three months ended March 31, 2009, representing an increase of $9.3 million, or 21.7%.  The increase is primarily due to increased business with existing clients.

During the three months ended March 31, 2010, we recorded $0.4 million gross reinstatement premiums compared to $0.7 million recorded for the three months ended March 31, 2009.

c.	Short tail specialty and casualty reinsurance

Short-tail specialty and casualty reinsurance premiums were $75.2 million for the three months ended March 31, 2010, compared to $52.3 million for the three months ended March 31, 2009, representing an increase of $22.9 million, or 43.8%.  The increase is primarily driven by increased business with existing clients and the addition of new clients.

During the three months ended March 31, 2010, we recorded (0.4) million of gross reinstatement premiums compared to $1.3 million in the three months ended March 31, 2009.

Premiums Ceded

In the normal course of its business, the Company purchases reinsurance in order to manage its exposures.  The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

Reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.  The majority of these contracts are excess-of-loss contracts covering one or more lines of business.  To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business.  We also purchase protection through catastrophe bond structures, Valais Re and Montana Re, and industry loss warrant (“ILW”) policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

Reinsurance premiums ceded for the three months ended March 31, 2010 and 2009, were $66.9 million and $67.6 million (19.5% and 22.3% of gross reinsurance premiums written), respectively, representing a decrease of $0.7 million.

Various factors will continue to affect our appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, and other considerations.

Index

Net Premiums Earned

Reinsurance net premiums earned were $179.0 million for the three months ended March 31, 2010, compared to $166.6 million for the three months ended March 31, 2009, representing an increase of $12.4 million, or 7.4%.  The increase for the three months ended March 31, 2010, is primarily due to the growth in premium writings.

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses for the three months ended March 31, 2010, were $97.6 million, or 54.5% of net premiums earned, compared to $71.2 million, or 42.8% of net premiums earned, for the three months ended March 31, 2009.  The increase in the loss ratio compared to the first quarter of 2009 was primarily due to more significant losses in the current quarter, in which we incurred losses due to more catastrophic events compared to the same period last year, including gross losses related to the Chile earthquake of $59.7 million.  Each quarter we revisit our loss estimates for previous loss events. During the quarter, we recorded net favorable developments for prior catastrophe events of $7.6 million based on updated estimates provided by clients and brokers. In addition, we undertook our scheduled first quarter review of actuarial assumptions to take into account our loss development experience since inception. As a result of revised initial expected loss ratios and loss development factors coming in better than expected based on actual experience, we recorded $17.1 million of favorable reserves development. As we move forward, we will place more emphasis on our own internal claims emergence experience and perform such reviews in the first quarter of each year. During the first quarter of 2009, the net favorable developments for prior catastrophe events were $5.4 million.

b.	Acquisition costs

Acquisition costs for the three months ended March 31, 2010, were $33.7 million compared to $27.4 million for the three months ended March 31, 2009.  The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three months ended March 31, 2010, was 18.8% compared to 16.4% for the three months ended March 31, 2009.  The increase in the acquisition cost ratio in the three months ended March 31, 2010, compared to the same period in 2009 is primarily related to higher levels of proportional treaties in our net premiums earned which have higher acquisition cost ratios than non proportional treaties.

c.	General and administrative expenses

General and administrative expenses for the three months ended March 31, 2010, were $34.1 million compared to $28.0 million in the three months ended March 31, 2009.  The increase in the general and administrative expenses for the three months ended March 31, 2010, is mainly a proportional increase related to higher staffing and stock compensation costs in the quarter compared to the same period in 2009.

Lloyd’s Segment

Overview

As a result of the acquisition of Marlborough, the managing agency for Lloyd’s Syndicate 1861, in November 2008, the Company established a new reporting segment.  Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009.  The net underwriting income (loss) for the Lloyd’s segment for the three months ended March 31, 2010 and 2009 amounted to $1.0 million and $(1.7) million, respectively.  Due to the start up nature of the 2009 year of account for Syndicate 1861, the level of earned premium income is gradually ramping up with new business writings, placing strain on the underwriting results as we have incurred expenses for the full periods.  In addition, due to the start up nature there is a very limited level of funds available and therefore minimal investment income has been earned to date.

Gross Premiums Written

Gross premiums written were $52.2 million and $49.0 million for the three months ended March 31, 2010 and 2009, respectively, and consist primarily of property and specialty lines.  For the three months ended March 31, 2010, the property line gross premiums written were $19.5 million and the specialty lines were $32.7 million, compared to $9.1 million and $39.9 million, respectively, for the same period in 2009.

Index

Premiums Ceded

Premiums ceded for the three months ended March 31, 2010 and 2009, were $11.6 million and $5.1 million (22.2% and 10.5% of gross premiums written), respectively.  In the normal course of its business, the Company purchases reinsurance in order to manage its exposures.  Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $5.3 million and $nil for the three months ended March 31, 2010 and 2009, respectively.  The amount and type of reinsurance that it enters into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period.

Net Premiums Earned

Net premiums earned totaled $35.7 million and $6.4 million, respectively, for the three months ended March 31, 2010 and 2009.  The increase in the net premiums earned is due to the ramp up of premiums earnings from the start up phase in 2009.

Other Related Income

Other related income, derived from services provided to syndicates and third parties, totaled $8.6 million and $2.0 million, respectively, for the three months ended March 31, 2010 and 2009.  The increase in the three months ended March 31, 2010 compared to the same period last year is primarily as a result of the recognition of profit commission from Syndicate 1861’s 2007 year of account.

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses amounted to $29.4 million and $5.3 million, respectively, for the three months ended March 31, 2010 and 2009.  Loss events recorded during the three months ended March 31, 2010, include gross losses of $2.5 million related to the Chile earthquake.

b.	Acquisition costs

Acquisition costs totaled $9.0 million and $1.0 million, respectively, for the three months ended March 31, 2010 and 2009.  The acquisition cost ratio, which is equal to acquisition cost expenses over net premiums earned, for the three months ended March 31, 2010 and 2009 was 25.2% and 16.1%, respectively.  The increase in acquisition cost ratio is primarily attributable to changes in the business mix. Acquisition costs include brokerage, gross commission costs, profit commission and premium taxes.

c.	General and administrative expenses

General and administrative expenses for the three months ended March 31, 2010 and 2009 were $4.9 million and $3.8 million, respectively.  General and administrative expenses include staff and salary related costs, administration expenses and Lloyd’s specific costs such as syndicate expenses. The increase in general and administrative expenses in the first quarter of 2010 as compared to the same period in 2009, is primarily related to the increase in underwriting staff, which occurred after the first quarter of 2009.

Island Heritage Segment

Overview

The net underwriting income (loss) for the three months ended March 31, 2010, amounted to $1.2 million compared to $(0.3) million for the three months ended March 31, 2009.

Gross Premiums Written

Gross premiums written were $17.8 million for the three months ended March 31, 2010, compared to $16.7 million for the three months ended March 31, 2009.  The increase is primarily related to continued growth in the Cayman Islands, Bahamas, British Virgin Islands and Turks and Caicos. Contracts are written on a per risk basis and consist primarily of property lines.  Seasonality is inherent for most Caribbean insurers given that the storm season begins June 1 and concludes November 30.

Index

Premiums Ceded

Premiums ceded for the three months ended March 31, 2010, were $10.4 million (58.6% of gross premiums written) compared to $10.9 million (65.1% of gross premiums written) for the three months ended March 31, 2009.  Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $7.1 million and $8.0 million for the three months ended March 31, 2010 and 2009, respectively.

Net Premiums Earned

Net premiums earned totaled $2.2 million for the three months ended March 31, 2010, compared to $(0.2) million for the three months ended March 31, 2009.  The increase in net premiums earned is primarily due to the increase in gross premiums written and reduced premium ceded.

Other Related Income

Other related income, primarily quota share reinsurance ceding commissions, totaled $5.6 million for the three months ended March 31, 2010, compared to $5.6 million for the three months ended March 31, 2009.  The other related income includes $3.9 million for the three months ended March 31, 2010 related to the quota share arrangement between Island Heritage and Flagstone Suisse, compared to $3.6 million for the three months ended March 31, 2009.  This amount is fully eliminated upon consolidation.

Underwriting Expenses

a.	Loss and loss adjustment expenses

Loss and loss adjustment expenses amounted to $0.4 million for the three months ended March 31, 2010, compared to $0.1 million for the three months ended March 31, 2009.

b.	Acquisition costs

Acquisition costs totaled $4.0 million for the three months ended March 31, 2010, compared to $3.3 million for the three months ended March 31, 2009.  Acquisition costs include gross commission costs, profit commission, premium taxes, and the change in deferred acquisition costs.

c.	General and administrative expenses

General and administrative expenses for the three months ended March 31, 2010 were $2.2 million compared to $2.4 million in the three months ended March 31, 2009.

Investment Results

The total return on our investment portfolio, excluding noncontrolling interests in the investment portfolio, comprises investment income and realized and unrealized gains and losses on investments.  For the three months ended March 31, 2010, the total return on invested assets was 0.8% compared to (0.1)% for the three months ended March 31, 2009.  The change in the return on invested assets of 0.9% during the three months ended March 31, 2010, compared to the same period in 2009 is primarily due to the positive performance on our corporate bond portfolios and Inflation Protected Securities.

a.	Net investment income

Net investment income (loss) for the three months ended March 31, 2010 was $7.3 million compared to $(1.8) million for the same period in 2009, an increase of $9.1 million.  The increase is principally due to the sharp decrease in inflation in the 2009 period which caused the Treasury Inflation Protected Securities to generate negative amortization during that period.

Index

Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management and custody fees.  The components are set forth in the table below:

	For the three months ended
	March 31, 2010	March 31, 2009
Interest and dividend income (expense)
Cash and cash equivalents	$51	$745
Fixed maturities	8,006	7,383
Short term	829	93
Equity investments	-	32
Other investments	46	(36)
Amortization income (expense)
Fixed maturities	(547)	(8,673)
Short term	(452)	29
Other investments	304	(82)
Investment expenses	(952)	(1,244)
Net investment income (loss)	$7,285	$(1,753)

Substantially all of our fixed maturity investments consisted of investment grade securities.  As at March 31, 2010, the average credit rating provided by a recognized national rating agency of our fixed maturity portfolio was AA+ with an average duration of 2.5 years.

b.	Net realized and unrealized gains and losses – investments

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity and is managed to produce a total return.  In assessing returns under this approach, we include investment income and realized and unrealized gains and losses generated by the investment portfolio.

Net realized and unrealized gains on our investment portfolio amounted to $9.8 million for the three months ended March 31, 2010, compared to losses of $1.9 million for the three months ended March 31, 2009.

The following table is the breakdown of net realized and unrealized gains (losses) - investments in the unaudited condensed consolidated statements of operations into its various components:

	For the three months ended
	March 31, 2010	March 31, 2009

Net realized gains (losses) on fixed maturities	$2,587	$(244)
Net unrealized (losses) gains on fixed maturities	(13,248)	14,187
Net realized (losses) on equities	-	(2,628)
Net unrealized (losses) gains on equities	(63)	2,580
Net realized and unrealized gains (losses) on derivative instruments - investments	19,756	(15,096)
Net realized and unrealized gains (losses) on other investments	779	(698)
Total net realized and unrealized gains (losses) - investments	$9,811	$(1,899)

Net realized and unrealized losses on the fixed maturities of $10.7 million for the three months ended March 31, 2010, were primarily due to unrealized losses on our non-U.S. dollar bonds due to the strengthening of the U.S. dollar.  Foreign exchange losses were offset by gains on derivatives used for foreign exchange hedging, as described in the note above.

Net realized and unrealized gains on other investments of $0.8 million during the three months ended March 31, 2010 were due to $0.7 million of gains on the Catastrophe Bond portfolio and $0.1 million of gains on the investment funds held.

Index

The following table is a breakdown of the net realized and unrealized gains (losses) on derivatives included in the table above:
	For the three months ended
	March 31, 2010	March 31, 2009

Futures contracts	$396	$(4,153)
Total return swaps	1,244	(8,735)
Foreign currency forward contracts	17,462	(3,166)
Mortgage-backed securities TBA	654	958
Net realized and unrealized gains (losses) on derivatives - investments	$19,756	$(15,096)

Net realized and unrealized gains on futures contracts of $0.4 million for the three months ended March 31, 2010, were primarily due to $1.4 million of gains on U.S. and global equity index futures offset by $1.0 million of losses on commodity index futures.

Net realized and unrealized gains on swap contracts of $1.2 million during the three months ended March 31, 2010, were primarily due to $0.5 million of gains on U.S. equity exposure and $0.7 million of gains on global inflation bond exposure.

Net realized and unrealized gains on foreign currency forward contracts of $17.5 million during the three months ended March 31, 2010 are related to currency hedges on non-U.S. dollar investment assets and are offset by net realized and unrealized losses on the fixed maturities as described above.

Treasury Hedging and Other

Net realized and unrealized gains and losses – other

The Company’s policy is to hedge the majority of its non-investment currency exposure with derivative instruments such as foreign currency swaps and foreign currency forward contracts.

Currency swaps and foreign currency forward contracts are used to hedge the economic currency exposure of the Company’s investment in foreign subsidiaries and to hedge operational balances such as premiums receivable, loss reserves and the portion of our long term debt issued in Euros.

The following table is the breakdown of net realized and unrealized gains - other in the consolidated statements of operations into its various components:
	For the three months ended
	March 31, 2010	March 31, 2009

Currency swaps	$(1,087)	$(785)
Foreign currency forward contracts	6,190	7,675
Reinsurance derivatives	555	540
Net realized and unrealized gains - other	$5,658	$7,430

Index

For the three months ended March 31, 2010, we recorded $6.2 million of net realized and unrealized gains on foreign currency forward contracts on Flagstone Suisse’s net assets (undesignated hedge) and on operational hedges on reinsurance balances versus $7.7 million in gains for the same period in 2009.

Reinsurance derivatives relate to ILWs that are structured as derivative transactions.  The Company recorded premiums earned on ILWs determined to be derivatives of $0.6 million for the three months ended March 31, 2010 versus $0.5 million for the same period in 2009.

Interest Expense

Interest expense was $2.5 million for the three months ended March 31, 2010 compared to $3.6 million for the three months ended March 31, 2009.  Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  The decrease in interest expense for the three months ended March 31, 2010, compared to the same period in 2009 is primarily related to the decrease in short term interest rates from period to period.

Foreign Exchange

For the three months ended March 31, 2010, we experienced net foreign exchange gains of $4.0 million compared to losses of $1.1 million for the three months ended March 31, 2009.   Net foreign exchange gains were principally experienced on the net monetary asset and liability balances denominated in foreign currencies.  The Company’s policy is to hedge the majority of its foreign currency exposures with derivative instruments such as foreign currency swaps and foreign currency forward contracts.  Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains– other" in the unaudited consolidated financial statements.

Income Tax Expense

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The significant jurisdictions in which the Company’s subsidiaries are subject to tax are Canada, Cyprus, India, Luxembourg, South Africa, Switzerland, U.S. Virgin Islands (“USVI”) and the United Kingdom.  However, since the majority of our income to date has been earned in Bermuda where we are exempt from income tax, the Company’s tax impact to date has been minimal.  During the three months ended March 31, 2010, income tax expense was $2.9 million compared to an income tax recovery of $0.7 million for the three months ended March 31, 2009.

Noncontrolling Interest

The results of Mont Fort have been included in the Company’s unaudited condensed consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as noncontrolling interest since January 12, 2007, in accordance with the FASB ASC Topic on Consolidation.  In relation to Mont Fort, the Company recorded income attributable to noncontrolling interest of $5.5 million for the three months ended March 31, 2010, compared to income attributable to noncontrolling interest of $2.9 million for the same period in 2009.

The results of operations of Island Heritage have been included in the Company’s unaudited condensed consolidated financial statements from July 1, 2007 onwards, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  The Company recorded income attributable to noncontrolling interest of $0.6 million for the three months ended March 31, 2010, compared to a loss contributable to noncontrolling interest of $0.1 million for the three months ended March 31, 2009.

On November 10, 2009, Flagstone Suisse became the sole shareholder of Flagstone Africa by acquiring the remaining 35% of shares owned by Imperial Holdings Limited for a purchase price of $11.4 million. The Company recorded a loss attributable to noncontrolling interest of $0.1 million for the three months ended March 31, 2009.

Index

Comprehensive Income

Comprehensive income attributable to Flagstone for the three months ended March 31, 2010 was $28.3 million compared to $37.6 million for the same period in 2009.  For the three months ended March 31, 2010, comprehensive income attributable to Flagstone included $37.6 million of net income, $(3.7) million for the change in the currency translation adjustment, $0.5 million for the change in the defined benefit pension plan obligation and $(6.0) million related to comprehensive income attributable to noncontrolling interest in subsidiaries, compared to $38.5 million of net income, $1.9 million for the change in the currency translation adjustment, $(0.2) million for the change in the defined benefit pension plan obligation and $(2.6) million related to comprehensive income attributable to noncontrolling interest in subsidiaries for the three months ended March 31, 2009.

The currency translation adjustment is as a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  The Company has entered into certain foreign currency forward contracts that it has designated as hedges in order to hedge its net investment in foreign subsidiaries.  To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment.  The Company designated $60.6 million and $162.0 million of foreign currency forwards contractual value as hedge instruments, which had fair values of $(0.3) million and $(0.4) million, at March 31, 2010 and December 31, 2009, respectively.  The Company recorded $0.6 million of realized and unrealized foreign exchange gains on these hedges during the three months ended March 31, 2010 and $6.8 million of realized and unrealized foreign exchange gains on these hedges during the three months ended March 31, 2009.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at March 31, 2010, comprised 88.8% fixed maturities, short term investments and cash and cash equivalents, 4.9% equities and the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time.  However, our investments in investment funds, which represent 0.2% of our total investments and cash and cash equivalents at March 31, 2010, do not trade in active markets and are subject to redemption provisions that prevent us from converting them into cash immediately.

At March 31, 2010, all of our fixed maturity securities were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA+.  At December 31, 2009, all of our fixed maturity securities, with the exception of $0.5 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) with an average rating of AA+.

At March 31, 2010, and December 31, 2009, the average duration of the Company’s investment portfolio was 2.5 years and 2.3 years, respectively.  The duration decreased mostly due to a change in asset allocation during the period.

At March 31, 2010 and December 31, 2009, we had no exposure to sub-prime backed investments or collateralized debt obligations (“CDOs”) of sub-prime backed investments.  At March 31, 2010 we had no exposure to Alt–A securities and at December 31, 2009, our holdings were $0.8 million with an average rating of AAA.  Alt–A securities are defined as a classification of mortgages where the risk profile falls between prime and sub-prime.  The borrowers behind these mortgages will typically have clean credit histories, but the mortgage itself will generally have some features that increase its risk profile compared to prime securities, but less risky than sub-prime backed investments.  These features include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.  The Company’s exposure to traditional monoline insurers emanates from our non sub-prime asset-backed holdings.  We did not hold securities with credit enhancement from the traditional monoline insurers at March 31, 2010 and December 31, 2009.  We do not have any collateralized loan obligations or CDO exposures in our portfolio.

Index

At March 31, 2010, our total of investments, cash and cash equivalents, and restricted cash was $2.0 billion, compared to $1.9 billion at December 31, 2009.

The major factors influencing the increase in the three month period ended March 31, 2010, were as follows:
•	Cash from operations of $67.5 million
•	Net investment income of $7.3 million
•	Total net realized and unrealized gains on investments and other of $15.5 million
•	Dividends paid of $3.3 million

Other investments as at March 31, 2010, amounted to $56.4 million compared to $45.9 million at December 31, 2009.  At March 31, 2010, the other investments comprised our investment in catastrophe bonds of $46.6 million, in private equity and hedge funds of $5.7 million and the Company’s $4.1 million equity investment.  The increase in other investments during the first three months of 2010 is principally related to an increase of $10.0 million in the principal amount of the catastrophe bonds resulting from a purchase.  Other investments are recorded at fair value with the exception of our equity investment which is accounted for under the equity method.

The net payable for investments purchased at March 31, 2010, was $27.4 million, compared to a net payable for investments purchased of $6.3 million at December 31, 2009.  Net payables and receivables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

Liquidity

Cash flows from operations for the three months ended March 31, 2010 decreased to $67.5 million from $73.1 million as compared to the same period in 2009.  This decrease in cash flows from operations was primarily related to increased premium balances receivable and unearned premium ceded balances partially offset by increased loss and loss adjustment expense reserves and unearned premium balances.  Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of dividends, share related transactions and the issuance or repayment of debt.  During the three months ended March 31, 2010, net cash of $36.7 million was used in financing activities, compared to $3.9 million for the three months ended March 31, 2009.  In the first three months of 2010, the net cash used in financing activities related principally to the payment of dividends and the repurchase of common shares held in treasury.  In the first three months of 2009, the net cash used by financing activities related principally to the payment of dividends and the redemption of preferred shares in Mont Fort ILW 2.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in the Company’s investment portfolio.

Index

For the period from October 2005 until March 31, 2010, we have had sufficient cash flows from operations to meet our liquidity requirements.  We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio.  The Company may require additional capital in the near term, whether through letters of credit or otherwise.  In the current financial environment, it may be difficult for the insurance industry generally, and the Company in particular, to raise additional capital when required, on acceptable terms or at all.  Cash and cash equivalents were $412.4 million at March 31, 2010.

Capital Resources

Our total capital resources at March 31, 2010 and December 31, 2009 were as follows:
	As at
	March 31, 2010	December 31, 2009

Long term debt	$251,309	$252,402
Common shares	850	850
Common shares held in treasury	(50)	(20)
Additional paid-in capital	864,708	892,817
Accumulated other comprehensive income	(10,173)	(6,976)
Retained earnings	352,266	324,347
Total capitalization	$1,458,910	$1,463,420

The movement in additional paid-in capital for the three months ended March 31, 2010, primarily arises from $33.6 million for the repurchase of common stock held in treasury, offset by $5.5 million of stock based compensation.

The movement in accumulated other comprehensive income arises from the currency translation adjustment of $(3.7) million and the defined benefit pension plan obligation of $0.5 million.

Letter of Credit Facilities

Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums.

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas (the “BNP Facility”).  The BNP Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at March 31, 2010, no letters of credit have been issued under the BNP Facility.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at March 31, 2010, $32.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $35.9 million of fixed maturity securities from the Company’s investment portfolio.

On January 22, 2009, Flagstone Suisse entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”).  The Citi Facility comprises a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company and its subsidiaries, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  As at March 31, 2010, $394.5 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $438.4 million of fixed maturity securities from the Company’s investment portfolio.

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

Montana Re is a special purpose reinsurer established in the Cayman Islands and was formed as a program structure enabling further issuance of additional series of notes in the future.  We have entered into a reinsurance agreement with Montana Re that provides us with $175.0 million of protection for certain losses from global catastrophe events.

The Company has determined that Montana Re has the characteristics of a variable interest entity that are addressed by the Consolidation Topic of the FASB ASC.  In accordance with the Consolidation Topic, Montana Re is not consolidated because the Company does not hold a variable interest and as such is not the primary beneficiary.

We are not party to any transaction, agreement or other contractual arrangement to which an affiliated entity unconsolidated with us is a party, other than that noted above with Valais Re and Montana Re, that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

As at March 31, 2010, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.5%, or approximately $44.7 million.  As at March 31, 2010, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.7%, or approximately $47.4 million.

As at March 31, 2010, we held $242.4 million, or 16.1%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at March 31, 2010.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, the Company would also be exposed to reinvestment risk, as cash flows received by the Company could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity securities, index-linked futures, exchange traded funds and investment funds. The total of such exposure as of March 31, 2010 was $164.3 million.  However, from a fair value perspective, futures are valued for only the unrealized gains and losses, but not for the exposure.  As a result, the fair value of these positions as at March 31, 2010 amounted to $1.8 million and was recorded in both equities and other investments with net realized and unrealized gains of $0.8 million for the three months ended March 31, 2010, recorded in net realized and unrealized gains (losses) - investments.  The total exposure of the index-linked futures was $164.1 million as at March 31, 2010.

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer.  As at March 31, 2010, the majority of our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  The Company believes this high-quality portfolio reduces its exposure to credit risk on fixed income investments to an acceptable level.

The Company does not allow sub-prime investments by any investment manager and therefore does not have any exposure to credit risk associated with these types of securities.   At March 31, 2010, we did not hold any Alt –A securities.

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

In addition, the Company has exposure to credit risk as it relates to its trade balances receivable, namely insurance and reinsurance balances receivable.  Insurance and reinsurance balances receivable from the Company’s clients at March 31, 2010 and December 31, 2009, were $386.8 million and $279.0 million, respectively, including balances both currently due and accrued.  The Company believes that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $3.5 million in bad debt expenses related to its insurance and reinsurance balances receivable.

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

Foreign Currency Risk

The Company and its subsidiaries use foreign currency forward currency contracts and currency swaps to manage currency exposure.  The contractual amount of foreign currency forward contracts as at March 31, 2010 and December 31, 2009 was $684.8 million and $678.5 million, respectively, and these contracts had a fair value of $11.4 million and $5.8 million, respectively.  During the three months ended March 31, 2010, the Company recorded net realized and unrealized gains of $23.7 million on foreign currency forward contracts and for the three months ended March 31, 2009, the Company recorded net realized and unrealized gains of $4.5 million on foreign currency forward contracts.

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for our Bermuda, Cayman Islands, Luxembourg, Gibraltar, Marlborough subsidiaries and Flagstone Suisse, whose functional currency is the U.S. dollar.  We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar.  When we incur a loss in a non-U.S. dollar currency, we carry the liability on our books in the original currency.  As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and converted to the functional currency (either U.S. dollars,  Euro, Great Britain pound or South African rand), and the time claims are paid.

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

Financing

When the Company or its subsidiaries issues a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure and designate the foreign currency contracts as hedging instruments.  The contractual amount of these contracts as at March 31, 2010 and December 31, 2009 was $60.6 million and $162.0 million, respectively, and the contracts had a fair value of $(0.3) million and $(0.4) million, respectively.  During the three months ended March 31, 2010, the Company recorded $0.6 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.  During the three months ended March 31, 2009, the Company recorded $6.8 million of realized and unrealized gains directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

The Company entered into a currency swap agreement to hedge the Euro-denominated Deferrable Interest Debentures recorded as long term debt.  Under the terms of the foreign currency swap, the Company exchanged €13.0 million for $18.4 million, will receive Euribor plus 354 basis points and pay LIBOR plus 367 basis points.  The swap expires on September 15, 2011 and had a fair value of $(0.8) million as at March 31, 2010.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the three month periods ended March 31, 2010 and 2009, approximately 40.8% and 38.0%, respectively, was written in currencies other than the U.S. dollar.  For the three months ended March 31, 2010, we had net realized and unrealized foreign exchange gains of $4.0 million compared to foreign exchange losses of $1.1 million for the same period in 2009.

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

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: market conditions affecting the Company’s common share price; the impact of the volatility in the financial markets, including the duration of the economic crisis and the effectiveness of governmental solutions; the weakening economy, including the impact on our consumers’ businesses; fluctuations in interest rates; the effects of corporate bankruptcies on capital markets; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts where the deposit premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the insurance and reinsurance industries; declining demand due to increased retentions by cedents and other factors; the impact of terrorist activities on the economy; and rating agency policies and practices.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

  PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2009. However, investors are urged to carefully consider the “Risk Factors” section of the Proxy Statement for a discussion of risks solely related to the redomestication of the Company (as opposed to risks associated with the Company’ underlying business).

Item 1B. Unresolved Staff Comments

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults upon Senior Securities

NONE

Item 4. Submissions of Matters to a Vote of Security Holders

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

Dated:  May 5, 2010

FLAGSTONE REINSURANCE HOLDINGS LIMITED

By:	/s/ David Brown
David Brown
Chief Executive Officer

(Authorized Officer)

By:	/s/ Patrick Boisvert
Patrick Boisvert
Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.