Form 10-Q
period 2010-06-30
Flagstone Reinsurance Holdings, S.A.
filed 2010-08-03
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

OR

☐    Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from ________________to ________________

Commission file number 001-33364

Flagstone Reinsurance Holdings, S.A.
(Exact name of registrant as specified in its charter)

Luxembourg	98-0481623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
37 Val St André
 L-1128
Luxembourg, Grand Duchy of Luxembourg
R.C.S. Luxembourg B153214
 (Address of principal executive offices)

+352 273 515 30
(Registrant's telephone number, including area code)

Flagstone Reinsurance Holdings Limited
Crawford House
23 Church Street
Hamilton HM 11
Bermuda
(Former name, and former address, if changed since last report)

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

As of August 3, 2010, the Registrant had 78,009,113 common voting shares outstanding, net of treasury shares with a par value of $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS, S.A.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at June 30, 2010	As at December 31, 2009
	(Unaudited)
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2010 - $1,437,518 ; 2009 - $1,198,187)	$1,423,573	$1,228,561
Short term investments, at fair value (Amortized cost: 2010 - $33,570; 2009 - $231,609)	30,320	232,434
Equity investments, at fair value (Cost: 2010 - $7,259; 2009 - $8,516)	182	290
Other investments	98,018	45,934
Total investments	1,552,093	1,507,219
Cash and cash equivalents	370,588	352,185
Restricted cash	24,742	85,916
Premium balances receivable	502,476	278,956
Unearned premiums ceded	120,555	52,690
Reinsurance recoverable	22,589	19,270
Accrued interest receivable	13,723	11,223
Receivable for investments sold	19,443	5,160
Deferred acquisition costs	78,582	54,637
Funds withheld	27,709	22,168
Goodwill	16,246	16,533
Intangible assets	31,756	35,790
Other assets	122,296	125,021
Total assets	$2,902,798	$2,566,768

LIABILITIES
Loss and loss adjustment expense reserves	$602,451	$480,660
Unearned premiums	557,207	330,416
Insurance and reinsurance balances payable	101,523	62,864
Payable for investments purchased	17,915	11,457
Long term debt	249,647	252,402
Other liabilities	69,959	63,155
Total liabilities	1,598,702	1,200,954

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued and outstanding (2010 - 78,009,113; 2009 - 82,985,219)	850	850
Common shares held in treasury, at cost (2010 - 4,984,146; 2009 - 2,000,000)	(70)	(20)
Additional paid-in capital	845,039	892,817
Accumulated other comprehensive loss	(11,754)	(6,976)
Retained earnings	362,238	324,347
Total Flagstone shareholders' equity	1,196,303	1,211,018
Noncontrolling interest in subsidiaries	107,793	154,796
Total equity	1,304,096	1,365,814
Total liabilities and equity	$2,902,798	$2,566,768

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

REVENUES
Gross premiums written	$369,611	$328,709	$769,813	$690,194
Premiums ceded	(75,769)	(59,742)	(152,190)	(135,411)
Net premiums written	293,842	268,967	617,623	554,783
Change in net unearned premiums	(61,763)	(81,991)	(168,729)	(194,972)
Net premiums earned	232,079	186,976	448,894	359,811
Net investment income	8,219	10,646	15,504	8,893
Net realized and unrealized (losses) gains - investments	(12,671)	7,082	(2,860)	5,183
Net realized and unrealized (losses) gains - other	(1,966)	2,470	3,692	9,900
Other income	6,531	2,333	17,572	7,502
Total revenues	232,192	209,507	482,802	391,289

EXPENSES
Loss and loss adjustment expenses	151,863	57,641	279,242	134,235
Acquisition costs	45,584	36,203	88,421	64,240
General and administrative expenses	42,722	34,578	83,897	68,878
Interest expense	2,545	3,119	5,059	6,676
Net foreign exchange (gains) losses	(7,856)	(362)	(11,812)	735
Total expenses	234,858	131,179	444,807	274,764
(Loss) income before income taxes and interest in earnings of equity investments	(2,666)	78,328	37,995	116,525
Provision for income tax	(438)	(250)	(3,290)	456
Interest in earnings of equity investments	(283)	(300)	(542)	(678)
Net (loss) income	(3,387)	77,778	34,163	116,303
Less: Loss (income) attributable to noncontrolling interest	16,656	(9,964)	10,610	(12,746)
NET INCOME ATTRIBUTABLE TO FLAGSTONE	$13,269	$67,814	$44,773	$103,557

Net (loss) income	$(3,387)	$77,778	$34,163	$116,303
Change in currency translation adjustment	(1,184)	5,399	(4,881)	7,266
Change in defined benefit pension plan obligation	(397)	(145)	103	(321)
Comprehensive (loss) income	(4,968)	83,032	29,385	123,248
Less: Comprehensive loss (income) attributable to noncontrolling interest	16,656	(11,743)	10,610	(14,322)
COMPREHENSIVE INCOME ATTRIBUTABLE TO FLAGSTONE	$11,688	$71,289	$39,995	$108,926

Weighted average common shares outstanding—Basic	79,479,918	85,070,001	81,010,939	85,070,001
Weighted average common shares outstanding—Diluted	79,613,131	85,162,981	81,205,844	85,253,230
Net income attributable to Flagstone per common share—Basic	$0.17	$0.80	$0.55	$1.22
Net income attributable to Flagstone per common share—Diluted	$0.17	$0.80	$0.55	$1.21
Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the six months ended June 30, 2010	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,365,814	$-	$324,347	$(6,976)	$830	$892,817	$154,796

Redemption of preferred shares	(32,000)						(32,000)
Comprehensive income:
Net income	34,163	34,163	44,773				(10,610)
Other comprehensive income:
Change in currency translation adjustment	(4,881)	(4,881)		(4,881)
Defined benefit pension plan obligation	103	103		103
	(4,778)	(4,778)
Comprehensive income	29,385	$29,385
Stock based compensation	9,774					9,774
Subsidiary stock based compensation	(271)						(271)
Shares repurchased and held in treasury	(57,602)				(50)	(57,552)
Dividends declared	(11,004)		(6,882)				(4,122)
Ending balance	$1,304,096		$362,238	$(11,754)	$780	$845,039	$107,793

			Flagstone Shareholders' Equity
For the six months ended June 30, 2009	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,183,463	$-	$96,092	$(8,271)	$848	$897,344	$197,450

Comprehensive income:
Net income	116,303	116,303	103,557				12,746
Other comprehensive income:
Change in currency translation adjustment	7,266	7,266		5,690			1,576
Defined benefit pension plan obligation	(321)	(321)		(321)
	6,945	6,945
Comprehensive income	123,248	$123,248
Stock based compensation	7,068					7,068
Subsidiary stock based compensation	(94)						(94)
Subsidiary stock issuance	-					(184)	184
Purchase of noncontrolling interest	(84)						(84)
Issue of shares, net	1				1
Dividends declared	(7,045)		(7,045)
Ending balance	$1,306,557		$192,604	$(2,902)	$849	$904,228	$211,778

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Expressed in thousands of U.S. dollars)

	For the six months ended June 30,
	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$34,163	$116,303
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized gains	(832)	(15,083)
Net unrealized foreign exchange losses (gains)	1,394	(2,430)
Depreciation and amortization expense	4,047	3,347
Share based compensation expense	9,357	6,832
Interest in earnings of equity investments	542	678
Accretion/amortization on fixed maturities	516	5,683
Changes in assets and liabilities, excluding net assets acquired:
Premium balances receivable	(227,762)	(236,036)
Unearned premiums ceded	(68,321)	(54,158)
Deferred acquisition costs	(24,302)	(25,729)
Funds withheld	(5,388)	(4,195)
Loss and loss adjustment expense reserves	131,860	38,663
Unearned premiums	228,984	249,819
Insurance and reinsurance balances payable	38,704	19,218
Reinsurance recoverable	(4,938)	623
Other changes in assets and liabilities, net	(6,554)	25,570
Net cash provided by operating activities	111,470	129,105

Cash flows (used in) provided by investing activities:
Net cash paid in disposal of subsidiaries	-	(1,731)
Purchases of fixed income securities	(2,501,150)	(1,423,515)
Sales and maturities of fixed income securities	2,467,359	963,914
Purchases of equity securities	-	(2,006)
Sales of equity securities	-	4,359
Purchases of other investments	(58,798)	(4,114)
Sales of other investments	44,849	(3,628)
Purchases of fixed assets	(2,518)	(7,456)
Sales of fixed assets	-	145
Change in restricted cash	61,174	(37,158)
Net cash provided by (used in) investing activities	10,916	(511,190)

Cash flows (used in) provided by financing activities:
Shares repurchased and held in treasury	(57,602)	-
Repurchase of noncontrolling interest	(32,000)	-
Dividends paid on common shares	(6,439)	(6,786)
Repayment of long term debt	-	(15,038)
Other	413	414
Net cash used in financing activities	(95,628)	(21,410)

Effect of foreign exchange rate on cash	(8,355)	(1,978)

Increase (decrease) in cash and cash equivalents	18,403	(405,473)
Cash and cash equivalents - beginning of year	352,185	783,705
Cash and cash equivalents - end of period	$370,588	$378,232

Supplemental cash flow information:
Receivable for investments sold	$19,443	$11,114
Payable for investments purchased	$17,915	$16,249
Interest paid	$4,552	$6,681

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

1.      ORGANIZATION

On March 22, 2010, Flagstone Reinsurance Holdings Limited, the predecessor to Flagstone Reinsurance Holdings, S.A. (“Flagstone” or the “Company”), announced that its Board of Directors recommended a proposal for a redomestication to change Flagstone’s jurisdiction of incorporation from Bermuda to Luxembourg.  On May 14, 2010, the Company’s shareholders approved the redomestication and Flagstone thereby discontinued its existence as a Bermuda company as provided in Section 132G of The Companies Act 1981 of Bermuda and continued its existence as a société anonyme under the laws of Luxembourg effective May 17, 2010.  Flagstone does not expect the redomestication to have a material impact on the way the Company operates or on its financial condition or results of operations.

On May 21, 2010, Mark J. Byrne stepped down as Executive Chairman of the Board of Directors of the Company.  In connection with his resignation, Flagstone Holdings (Bermuda) Limited (“Bermuda Holdings”), a subsidiary of the Company, and Mr. Byrne entered into a General Release and Settlement Agreement (the “Release Agreement”) which is filed as Exhibit 10.1 to this Quarterly Report on Form 10Q (this “Quarterly Report”).  Mr. Byrne continues to serve as a non-executive member of the Board of Directors.  David Brown, who has served as Flagstone’s Chief Executive Officer since the Company’s inception in 2005, and all other members of the senior management team, continue in their current roles.  Daniel James, a member of the Board of Directors since the Company’s inception, has succeeded Mr. Byrne as Chairman.

Under the terms of the Release Agreement, Bermuda Holdings agreed to pay Mr. Byrne a lump-sum cash severance payment of $1.1 million on May 24, 2010, and a second lump-sum cash severance payment of $1.1 million on May 20, 2012, in respect of amounts payable to Mr. Byrne pursuant to the terms of his employment agreement and other compensation rights.  All equity, equity-based, bonus or incentive compensation awards (including performance share units under the Company’s Amended and Restated PSU Plan) held by Mr. Byrne have been forfeited without payment.  The Release Agreement also provides Mr. Byrne with continuation of certain benefits, including medical insurance.  Pursuant to the Release Agreement, Mr. Byrne and Bermuda Holdings mutually released one another from, amongst other things, any and all existing liabilities and agreements relating to Mr. Byrne’s employment with the Company.

2.      BASIS OF PRESENTATION AND CONSOLIDATION

These unaudited condensed consolidated financial statements include the accounts of Flagstone and its wholly owned subsidiaries, including Flagstone Réassurance Suisse S.A. (“Flagstone Suisse”), and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  References in this Quarterly Report to “dollars” or “$” are to the lawful currency of the United States of America, unless the context otherwise requires.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts and percentages.  References in this Quarterly Report to (i) “foreign currency” are to currencies other than U.S. dollars and (ii) “foreign exchange” transactions or “foreign investments” are to transactions or investments, respectively, involving currencies other than U.S. dollars, in each case unless the context otherwise requires.  References in this Quarterly Report to “foreign subsidiaries” are to subsidiaries of Flagstone that are not domiciled in the United States of America or whose primary transactions are in foreign currency. These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (“VIEs”).  The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares are accounted for using the equity method.  All inter-company accounts and transactions have been eliminated on consolidation.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented.  The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.  This Quarterly Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report’), filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2010.

3.       NEW ACCOUNTING PRONOUNCEMENTS

Adoption of new accounting pronouncements

During the first quarter of 2010, the Company adopted the FASB amendments to ASC Topic 860, “Transfers and Servicing,” (“ASC 860”) which codified FASB Statement No. 166, “Accounting for Transfers of Financial Assets” and was amended in December 2009.  ASC 860 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale.  It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  The effect of adopting ASC 860 did not have a material impact on the consolidated results of operations and financial condition.

During the first quarter of 2010, the Company adopted the amendments to the FASB ASC Topic 810, “Consolidation” (“ASC 810”) which codified FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”.  ASC 810 amends FASB Statement No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  It prescribes determination of whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The effect of adopting the amendments to ASC 810 did not have a material impact on the consolidated results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires new disclosures about fair value measurement as set forth in the Fair Value Measurements and Disclosures – Overall Subtopic of the FASB ASC.  Specifically, this update requires disclosing (1) the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers, and (2) information about purchases, sales, issuances, and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs.  The ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the relevant portions of ASU 2010-06 in the first quarter of 2010, and the effect of adopting the amendments did not have a material impact on the consolidated results of operations and financial condition.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

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

Investments in U.S. government agency securities, corporate bonds, mortgage-backed securities, foreign government bonds and asset-backed securities are stated at Level 2 fair value. The fair value of these securities is derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history.  Catastrophe bonds are stated at Level 2 fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.

The Level 3 investments are reviewed by the Company along with the valuation methods.  The fair value of the private equity investment funds is determined by the investment fund managers using the net asset value provided by the general partners of the funds on a quarterly basis.  The fair value of the mortgage-backed investment fund is determined by the net asset valuation provided by the independent administrator of the fund.  These valuations are then adjusted for cash flows since the most recent valuation, which is a methodology generally employed in the investment industry.

As at June 30, 2010 and December 31, 2009, the Company’s investments are allocated among fair value levels as follows:

	Fair Value Measurement at June 30, 2010, using:
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	Fair value measurements

Fixed maturity investments
U.S. government and agency securities	$265,010	$170,450	$94,560	$-
U.S. states and political subdivisions	1,617	-	1,617	-
Other foreign government	255,975	-	255,975	-
Corporates	580,712	-	580,712	-
Mortgage-backed securities	161,830	-	161,830	-
Asset-backed securities	158,429	-	158,429	-
	1,423,573	170,450	1,253,123	-

Equity investments
Financial services	182	182	-	-
	182	182	-	-

Short term investments
U.S. government and agency securities	999	-	999	-
Other foreign government	3,670	-	3,670	-
Corporates	24,695	-	24,695	-
Asset-backed securities	956	-	956	-
	30,320	-	30,320	-

Other investments
Investment funds	22,818	-	-	22,818
Catastrophe bonds	71,422	-	71,422	-
	94,240	-	71,422	22,818

Totals	$1,548,315	$170,632	$1,354,865	$22,818

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

For reconciliation purposes, the table above does not include an equity investment of $3.8 million in which the Company is deemed to have a significant influence and is accounted for under the equity method and as such, is not accounted for at fair value under the FASB ASC guidance for financial instruments.

For the Level 3 items still held as of June 30, 2010, the total change in fair value for the three and six months ended June 30, 2010 is $nil and $0.1 million, respectively. Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the periods.

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

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

The reconciliation of the fair value for the Level 3 investments for the periods ended June 30, 2010 and December 31, 2009, including net purchases and sales and change in realized and unrealized gains (losses) in earnings, is set out below:

	For the six months ended June 30, 2010
	Fixed Maturities	Investment funds	Total
Fair value, December 31, 2009	$2,298	$5,486	$7,784
Total realized losses included in earnings	(226)	-	(226)
Total unrealized gains included in earnings	512	58	570
Purchases	-	190	190
Sales	(2,584)	-	(2,584)
Fair value, March 31, 2010	$-	$5,734	$5,734
Total realized losses included in earnings	-	-	-
Total unrealized gains included in earnings	-	4	4
Purchases	-	17,080	17,080
Sales	-	-	-
Fair value, June 30, 2010	$-	$22,818	$22,818

Pledged assets

As at June 30, 2010 and December 31, 2009, approximately $24.7 million and $85.9 million, respectively, of cash and cash equivalents and approximately $447.2 million and $425.1 million, respectively, of fixed maturity securities were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

Commitments

As at June 30, 2010, and December 31, 2009, the Company had total outstanding investment commitments of $16.1 million and $3.4 million, respectively.

5.       DERIVATIVES

The Company accounts for its derivative instruments using the Derivatives and Hedging Topic of the FASB ASC, which requires an entity to recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value, with the fair value recorded in other assets or liabilities.  The accounting for realized and unrealized gains and losses associated with changes in the fair value of derivatives depends on the hedge designation and, if designated as a hedging instrument, whether the hedge is effective in achieving offsetting changes in the fair value of the asset or liability being hedged.  The realized and unrealized gains and losses on derivatives not designated as hedging instruments are included in net realized and unrealized gains and losses in the consolidated financial statements.  Gains and losses associated with changes in fair value of the designated hedge instruments are recorded with the gains and losses on the hedged items, to the extent that the hedge is effective.

The Company enters into derivative instruments such as interest rate futures contracts, foreign currency forward contracts and currency swaps in order to manage portfolio duration and interest rate risk, borrowing costs and foreign currency exposure.  The Company enters into index futures contracts and total return swaps to increase or reduce its exposure to the underlying asset or index. The Company also purchases “to be announced” mortgage-backed securities (“TBAs”) as part of its investing activities.  The Company manages the exposure to these instruments based on guidelines established by management and approved by the Company’s Board of Directors.

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

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

The details of the derivatives held by the Company as of June 30, 2010 and December 31, 2009 are as follows:

	As at June 30, 2010
	Asset Derivatives			Liability Derivatives			Total Derivatives
	Balance sheet location	Derivative exposure		Balance sheet location	Derivative exposure		Derivative exposure	Net fair value
			Fair value			Fair value
Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	Other assets	$38,697	$488	Other liabilities	$-	$-	$38,697	$488
			488			-		488

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	Other assets	$-	$-	Other liabilities	$15,893	$2,502	$15,893	$(2,502)
Foreign currency forward contracts	Other assets	428,953	15,310	Other liabilities	416,236	7,375	845,189	7,935
			15,310			9,877		5,433
Purpose - exposure
Futures contracts	Other assets	$109,861	$677	Other liabilities	$564,295	$3,552	$674,156	$(2,875)
Mortgage-backed securities TBA	Other assets	3,400	38	Other liabilities	44	-	3,444	38
Other reinsurance derivatives	Other assets	-	-	Other liabilities	-	641	-	(641)
			715			4,193		(3,478)

Total derivatives			$16,513			$14,070		$2,443

	As at December 31, 2009
	Asset Derivatives			Liability Derivatives			Total Derivatives
	Balance sheet location	Derivative exposure		Balance sheet location	Derivative exposure		Derivative exposure	Net fair value
			Fair value			Fair value
Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	Other assets	$44,444	$148	Other liabilities	$117,592	$512	$162,036	$(364)
			148			512		(364)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	Other assets	$18,655	$260	Other liabilities	$-	$-	$18,655	$260
Foreign currency forward contracts	Other assets	378,627	12,532	Other liabilities	137,864	6,386	516,491	6,146
			12,792			6,386		6,406
Purpose - exposure
Futures contracts	Other assets	$150,770	$3,847	Other liabilities	$-	$-	$150,770	$3,847
Total return swaps	Other assets	6,384	409	Other liabilities	39,564	436	45,948	(27)
Mortgage-backed securities TBA	Other assets	-	-	Other liabilities	41,496	399	41,496	(399)
Other reinsurance derivatives	Other assets	-	-	Other liabilities	-	1,596	-	(1,596)
			4,256			2,431		1,825

Total derivatives			$17,196			$9,329		$7,867

(1)           Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

Designated

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
Derivatives designated	(Effective portion)			(Ineffective portion)
as hedging instruments	For the three months ended June 30,			For the three months ended June 30,
	2010	2009	Location	2010	2009
Foreign currency forward contracts (1)	$3,877	$(9,182)	Net realized and unrealized gains (losses) - other	$(247)	$(178)
	$3,877	$(9,182)		$(247)	$(178)

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
Derivatives designated	(Effective portion)			(Ineffective portion)
as hedging instruments	For the six months ended June 30,			For the six months ended June 30,
	2010	2009	Location	2010	2009
Foreign currency forward contracts (1)	$4,471	$(2,387)	Net realized and unrealized gains (losses) - other	$(272)	$(703)
	$4,471	$(2,387)		$(272)	$(703)

(1)	Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

Non-Designated

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the three months ended June 30,
as hedging instruments	Location	2010	2009
Futures contracts	Net realized and unrealized (losses) gains - investments	$(20,749)	$8,455
Total return swaps	Net realized and unrealized (losses) gains - investments	(139)	833
Currency swaps	Net realized and unrealized (losses) gains - other	(1,679)	978
Foreign currency forward contracts	Net realized and unrealized gains (losses) - investments	30,954	(16,378)
Foreign currency forward contracts	Net realized and unrealized (losses) gains - other	(604)	1,162
Mortgage-backed securities TBA	Net realized and unrealized gains - investments	234	183
Other reinsurance derivatives	Net realized and unrealized gains - other	564	508
		$8,581	$(4,259)

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the six months ended June 30,
as hedging instruments	Location	2010	2009
Futures contracts	Net realized and unrealized (losses) gains - investments	$(20,353)	$4,302
Total return swaps	Net realized and unrealized gains (losses) - investments	1,105	(7,902)
Currency swaps	Net realized and unrealized (losses) gains - other	(2,766)	193
Foreign currency forward contracts	Net realized and unrealized gains (losses) - investments	48,416	(19,544)
Foreign currency forward contracts	Net realized and unrealized gains - other	5,611	9,362
Mortgage-backed securities TBA	Net realized and unrealized gains - investments	888	1,141
Other reinsurance derivatives	Net realized and unrealized gains - other	1,119	1,048
		$34,020	$(11,400)

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

Foreign currency forward contracts

The Company enters into foreign currency forward contracts for the purpose of hedging its net investment in foreign subsidiaries which are reported as designated hedges. All other foreign currency forward contracts are not designated as hedges and are entered into for the purposes of currency risk management.

Futures contracts

The Company uses futures contracts to gain exposure to certain markets or indexes and to hedge interest rate risk.  The Company has entered into equity index, commodity index and bond index futures as part of its investment strategy.

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

To be announced mortgage-backed securities

The Company also purchases TBAs as part of its investing activities.  By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities.

Other reinsurance derivatives

The Company writes certain reinsurance contracts that are classified as derivatives in accordance with the FASB ASC Topic for Derivatives and Hedging.  The Company has entered into industry loss warranty (“ILW”) transactions that may be structured as reinsurance or derivatives.

Fair value disclosure

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as of June 30, 2010 and December 31, 2009 is allocated between levels as follows:

	Fair Value Measurement at June 30, 2010, using:
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	Fair value measurements

Description
Futures contracts	$(2,875	$(2,875)	$-	$-
Swaps	(2,502	-	(2,502)	-
Foreign currency forward contracts	8,423	-	8,423	-
Mortgage-backed securities TBA	38	-	38	-
Other reinsurance derivatives	(641	-	-	(641)
Total derivatives	$2,443	$(2,875)	$5,959	$(641)

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

For the Level 3 items still held as of June 30, 2010, the total change in fair value recorded in net realized and unrealized gains (losses) – other for the three and six months ended June 30, 2010 is a gain of $0.6 million and $1.1 million, respectively.

	Fair Value Measurement at December 31, 2009, using:
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	Fair value measurements

Description
Futures contracts	$3,847	$3,847	$-	$-
Swaps	233	-	233	-
Foreign currency forward contracts	5,782	-	5,782	-
Mortgage-backed securities TBA	(399	-	(399)	-
Other reinsurance derivatives	(1,596	-	-	(1,596)
Total derivatives	$7,867	$3,847	$5,616	$(1,596)

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

For the six months ended
June 30, 2010
Other reinsurance derivatives
Fair value, December 31, 2009	$(1,596)
Total premium earned included in earnings	642
Purchases	(250)
Sales	-
Fair value, March 31, 2010	$(1,204)
Total premium earned included in earnings	$563
Purchases	-
Sales	-
Fair value, June 30, 2010	$(641)

Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during these periods.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

6.      GOODWILL AND INTANGIBLES

Goodwill relates to the following reportable segments:	Reinsurance	Lloyd's	Island Heritage	Total
Balance as at December 31, 2009	$3,144	$3,339	$10,050	$16,533
Impact of foreign exchange	(36)	(251)	-	(287)
Balance as at June 30, 2010	$3,108	$3,088	$10,050	$16,246

	Carrying value at beginning of period	Impairment loss	Accumulated amortization (1)	Impact of foreign exchange	Carrying value at end of period
Finite life intangibles

Tradename	$1,308	$-	$(56)	$(109)	$1,143
Software	3,924	-	(169)	(326)	3,429
Distribution network	3,356	-	(126)	(278)	2,952
	$8,588	$-	$(351)	$(713)	$7,524
Indefinite life intangibles

Lloyd's syndicate capacity	$25,353	$-	$-	$(1,896)	$23,457
Licenses	1,849	(1,074)	-	-	775
	$27,202	$(1,074)	$-	$(1,896)	$24,232
Aggregate amortization expenses (1)

For the six months ended June 30, 2010					$421

Estimated amortization expense	For the years ending December 31,	Amount

	2010	$837
	2011	808
	2012	782
	2013	759
	2014	737

(1) Accumulated amortization is converted at the end of period foreign exchange rate and amortization expense is converted at an average foreign exchange rate for the period.

During the second quarter of 2010, the Company recognized an impairment charge of $1.1 million related to a license classified as an indefinite life intangible.  The impairment charge is included in general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income for the periods ending June 30, 2010.

7.       MONT FORT RE LIMITED

On June 3, 2010, Mont Fort Re Limited (“Mont Fort”) repurchased 17.3 million preferred shares relating to its second cell, Mont Fort ILW 2, for $32.0 million.  The Company has considered the implications of this share repurchase as it relates to FASB ASC Topic on Consolidations, specifically relating to variable interest entities, and has concluded that the Company remains the primary beneficiary and should continue to consolidate Mont Fort.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

8.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three and six months ended June 30, 2010, the Company incurred interest expense of $2.3 million and $4.5 million, respectively, on the Deferrable Interest Debentures compared to $3.1 million and $6.7 million, respectively, for the same periods in 2009.  Also, at June 30, 2010 and December 31, 2009, the Company had $0.8 million and $0.8 million, respectively, of interest payable included in other liabilities.

The Company does not carry its long term debt at fair value on its consolidated balance sheets.  At June 30, 2010, the Company estimated the fair value of its long term debt to be approximately $214.5 million compared to $203.9 million at December 31, 2009.

Letter of credit facilities

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas (the “BNP Facility”).  The BNP Facility had an initial term of one year and the Company decided to let the facility expire as per the terms of the agreement effective June 4, 2010.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility will be used to support the reinsurance obligations of the Company and its subsidiaries.  As at June 30, 2010, $32.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $36.0 million of fixed maturity securities from the Company’s investment portfolio.

On April 28, 2010, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility comprises a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company and its subsidiaries, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  As at June 30, 2010, $365.1 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $408.4 million of fixed maturity securities from the Company’s investment portfolio. This facility replaces a $450.0 million credit facility with Citibank Europe Plc, which commenced on January 22, 2009.

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

Performance Share Units

The Company’s Amended and Restated Performance Share Unit Plan (the “PSU Plan”) is the Company’s shareholder approved primary executive long term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of Directors, PSUs may be granted to executive officers and certain other key employees and vesting is contingent upon the Company meeting certain diluted return-on-equity (“DROE”) goals.

At the Company’s Annual General Meeting of shareholders held on May 14, 2010, the PSU Plan was amended to modify the treatment of PSUs upon the retirement of an employee and to cancel PSUs if (a) the Company is required to make a financial restatement due to a material misstatement and (b) those PSUs were granted based upon the erroneous financial information.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

A summary of the activity under the PSU Plan as at June 30, 2010, and changes during the three and six months ended June 30, 2010 is as follows:

	For the three months ended June 30, 2010			For the six months ended June 30, 2010
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	4,130,213	$10.22	1.6	3,305,713	$10.04	1.6
Granted	-	-		824,500	10.94
Forfeited	(35,038)	10.12		(35,038)	10.12
Outstanding at end of period	4,095,175	10.22	1.4	4,095,175	10.22	1.4

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. For the three and six months ended June 30, 2010, $3.8 million and $7.9 million, respectively, of compensation expense has been recorded in general and administrative expenses in relation to the PSU Plan compared to $2.6 million and $5.3 million, respectively, for the same periods in 2009.  The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a two or three year period.  As at June 30, 2010 and December 31, 2009, there was a total of $20.2 million and $19.4 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 1.7 years and 1.6 years, respectively.

Since the inception of the PSU Plan, 60,000 PSUs have vested and 2,368,658 PSUs have been cancelled.

Restricted Share Units

The purpose of the Company’s Amended and Restated Employee Restricted Share Unit Plan (the “RSU Plan”) is to encourage certain employees and directors of the Company to further the development of the Company and to attract and retain key employees for the Company’s long term success.  The RSUs granted to employees vest over a period of approximately two years whereas RSUs granted to directors vest on the grant date.

A summary of the activity under the RSU Plan as at June 30, 2010 and changes during the three and six months ended June 30, 2010, are as follows:

	For the three months ended June 30, 2010			For the six months ended June 30, 2010
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	590,013	$10.97	0.7	373,157	$10.89	0.5
Granted	1,500	11.46		227,821	11.05
Forfeited	(17,550)	10.20		(27,015)	10.09
Exercised in the period	(8,040)	10.51		(8,040)	10.51
Outstanding at end of period	565,923	11.00	0.5	565,923	11.00	0.5

As at June 30, 2010 and December 31, 2009, there was a total of $1.7 million and $0.9 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.3 years and 1.0 year, respectively.  A compensation expense of $0.4 million and $1.5 million, respectively, has been recorded in general and administrative expenses for the three and six months ended June 30, 2010, compared to $0.4 million and $1.6 million, respectively, for the same periods in 2009 in relation to the RSU Plan.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

Since the inception of the RSU Plan in July 2006, 400,842 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled.  During the three and six months ended June 30, 2010, nil and 64,896 RSUs, respectively, were granted to the directors, compared to nil and 72,666 RSUs, respectively, during the same periods in 2009. During both the three and six months ended June 30, 2010, 8,040 RSUs, granted to directors were converted into common shares of the Company as elected by the directors, compared to nil and 2,985 during the same periods in 2009.

The company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of the PSUs and RSUs outstanding as of June 30, 2010 was $44.3 million and $6.1 million, respectively.

10.       EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Basic earnings per common share
Net income attributable to Flagstone	$13,269	$67,814	$44,773	$103,557
Weighted average common shares outstanding	79,213,487	84,864,844	80,742,707	84,863,706
Weighted average vested restricted share units	266,431	205,157	268,232	206,295
Weighted average common shares outstanding—Basic	79,479,918	85,070,001	81,010,939	85,070,001
Basic earnings per common share	$0.17	$0.80	$0.55	$1.22

Diluted earnings per common share
Net income attributable to Flagstone	$13,269	$67,814	$44,773	$103,557
Weighted average common shares outstanding	79,213,487	84,864,844	80,742,707	84,863,706
Weighted average vested restricted share units outstanding	266,431	205,157	268,232	206,295
	79,479,918	85,070,001	81,010,939	85,070,001
Share equivalents:
Weighted average unvested restricted share units	133,213	92,980	194,905	183,229
Weighted average common shares outstanding—Diluted	79,613,131	85,162,981	81,205,844	85,253,230
Diluted earnings per common share	$0.17	$0.80	$0.55	$1.21

At June 30, 2010 and 2009, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.  Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at June 30, 2010, and 2009, there were 4,095,175 and 2,786,585 PSUs expected to vest, respectively.  The maximum number of common shares that could be issued under the PSU Plan at June 30, 2010 and 2009 was 5,404,548 and 4,179,878, respectively.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

11.       COMMON SHARES

Common shares

At June 30, 2010, the total authorized common voting shares of the Company were 300,000,000, with a par value of $0.01 per common share (December 31, 2009 – 300,000,000).

	For the periods ended
	June 30, 2010	December 31, 2009
Common voting shares:
Balance at beginning of period	82,985,219	84,801,732
Conversion of performance share units (1)	-	42,000
Conversion of restricted share units (1)	8,040	141,487
Shares repurchased and held in treasury	(4,984,146)	(2,000,000)
Balance at end of period	78,009,113	82,985,219

(1) Conversion of performance share units and restricted share units are net of shares withheld for the payment of tax on the employees' behalf.

 Share buyback

On September 22, 2008, the Company announced that its Board of Directors had approved the repurchase of company common shares, subject to market conditions, share price and other factors.  The buyback program allows the Company to purchase, from time to time, its outstanding stock up to a value of $60.0 million.  As of December 31, 2009, approximately $33.6 million of repurchases remained available under the buyback program.

On March 11, 2010, the Company entered into a private purchase agreement to repurchase 2,984,146 common shares pursuant to its buyback program at a total cost of $33.6 million.  On May 18, 2010, the Company announced that its Board of Directors had approved an increase in its share buyback program allowing the Company to purchase, from time to time, its outstanding common shares up to a value of $50.0 million.  On May 21, 2010, in connection with the resignation of Mark J. Byrne as Executive Chairman of the Company’s Board of Directors, the Company entered into a private purchase agreement, which is attached as Exhibit 10.2 to this Quarterly Report, for the repurchase of 2,000,000 common shares from Limestone Business Limited, a company controlled and capitalized by Mr. Byrne.  These shares were repurchased pursuant to the Company’s buyback program on May 25, 2010, at a total cost of $24.0 million.  As of June 30, 2010, authority to make up to $26.0 million of repurchases remained available under the buyback program.

12.       LEGAL PROCEEDINGS

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  As at June 30, 2010, the Company was not a party to any material litigation or arbitration proceedings.

13.    SEGMENT REPORTING

The Company reports its results to the chief operating decision maker based on three reportable segments: Reinsurance, Lloyd’s and Island Heritage (previously referred to as the Insurance segment until January 1, 2010).  The Company regularly reviews its financial results and assesses its performance on the basis of these three reportable segments.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes and interest in earnings of equity investments, total assets, and ratios for each reportable segment for the three and six months ended June 30, 2010 and 2009:

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

	For the three months ended June 30, 2010
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$295,702	$60,773	$23,316	$(10,180)	$369,611
Premiums ceded	(39,975	(7,484)	(38,490)	10,180	(75,769)
Net premiums written	255,727	53,289	(15,174)	-	293,842
Net premiums earned	$191,654	$37,610	$2,815	$-	$232,079
Other related income	2,495	1,487	5,539	(3,691)	5,830
Loss and loss adjustment expenses	(112,435	(39,179)	(249)	-	(151,863)
Acquisition costs	(36,492	(8,394)	(4,389)	3,691	(45,584)
General and administrative expenses	(34,048	(6,615)	(2,059)	-	(42,722)
Underwriting income (loss)	$11,174	$(15,091)	$1,657	$-	$(2,260)

Loss ratio (2)	58.7%	104.2%	3.0%		65.4%
Acquisition cost ratio (2)	19.0%	22.3%	52.5%		19.6%
General and administrative expense ratio (2)	17.8%	17.6%	24.6%		18.4%
Combined ratio (2)	95.5%	144.1%	80.1%		103.4%
Total assets	$2,554,314	$251,245	$97,239		$2,902,798

Reconciliation:
Underwriting loss					$(2,260)
Net investment income					8,219
Net realized and unrealized losses - investments					(12,671)
Net realized and unrealized losses - other					(1,966)
Other income					701
Interest expense					(2,545)
Net foreign exchange gains					7,856
Loss before income taxes and interest in earnings of equity investments					$(2,666)

	For the three months ended June 30, 2009
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$279,464	$36,614	$25,088	$(12,457)	$328,709
Premiums ceded	(28,860)	(6,375)	(37,019)	12,512	(59,742)
Net premiums written	250,604	30,239	(11,931)	55	268,967
Net premiums earned	$172,082	$13,761	$1,038	$95	$186,976
Other related income	1,477	413	5,082	(3,660)	3,312
Loss and loss adjustment expenses	(48,915)	(7,988)	(676)	(62)	(57,641)
Acquisition costs	(33,520)	(2,847)	(3,475)	3,639	(36,203)
General and administrative expenses	(28,849)	(3,463)	(2,266)	-	(34,578)
Underwriting income (loss)	$62,275	$(124)	$(297)	$12	$61,866

Loss ratio (2)	28.4%	58.1%	11.0%		30.8%
Acquisition cost ratio (2)	19.5%	20.7%	56.8%		19.4%
General and administrative expense ratio (2)	16.8%	25.2%	37.0%		18.5%
Combined ratio (2)	64.7%	104.0%	104.8%		68.7%
Total assets	$2,450,691	$93,387	$110,319		$2,654,398

Reconciliation:
Underwriting income					$61,866
Net investment income					10,646
Net realized and unrealized gains - investments					7,082
Net realized and unrealized gains - other					2,470
Other income					(979)
Interest expense					(3,119)
Net foreign exchange gains					362
Income before income taxes and interest in earnings of equity investments					$78,328

(1) Inter-segment eliminations relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd's.
(2) For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

	For the six months ended June 30, 2010
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$638,394	$112,962	$41,078	$(22,621)	$769,813
Premiums ceded	(106,830)	(19,089)	(48,892)	22,621	(152,190)
Net premiums written	531,564	93,873	(7,814)	-	617,623
Net premiums earned	$370,625	$73,298	$4,971	$-	$448,894
Other related income	2,965	10,131	11,145	(7,575)	16,666
Loss and loss adjustment expenses	(209,993)	(68,607)	(642)	-	(279,242)
Acquisition costs	(70,227)	(17,388)	(8,381)	7,575	(88,421)
General and administrative expenses	(68,105)	(11,557)	(4,235)	-	(83,897)
Underwriting income (loss)	$25,265	$(14,123)	$2,858	$-	$14,000

Loss ratio (2)	56.7%	93.6%	4.0%		62.2%
Acquisition cost ratio (2)	18.9%	23.7%	52.0%		19.7%
General and administrative expense ratio (2)	18.4%	15.8%	26.3%		18.7%
Combined ratio (2)	94.0%	133.1%	82.3%		100.6%
Total assets	$2,554,314	$251,245	$97,239		$2,902,798

Reconciliation:
Underwriting income					$14,000
Net investment income					15,504
Net realized and unrealized losses - investments					(2,860)
Net realized and unrealized gains - other					3,692
Other income					906
Interest expense					(5,059)
Net foreign exchange gains					11,812
Income before income taxes and interest in earnings of equity investments					$37,995

	For the six months ended June 30, 2009
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$583,258	$85,593	$41,810	$(20,467)	$690,194
Premiums ceded	(96,495)	(11,524)	(47,914)	20,522	(135,411)
Net premiums written	486,763	74,069	(6,104)	55	554,783
Net premiums earned	$338,678	$20,204	$876	$53	$359,811
Other related income	2,504	2,433	10,688	(7,283)	8,342
Loss and loss adjustment expenses	(120,145)	(13,319)	(771)	-	(134,235)
Acquisition costs	(60,895)	(3,884)	(6,744)	7,283	(64,240)
General and administrative expenses	(56,892)	(7,297)	(4,689)	-	(68,878)
Underwriting income (loss)	$103,250	$(1,863)	$(640)	$53	$100,800

Loss ratio (2)	35.5%	65.9%	6.7%		37.3%
Acquisition cost ratio (2)	18.0%	19.2%	58.3%		17.9%
General and administrative expense ratio (2)	16.8%	36.1%	40.5%		19.1%
Combined ratio (2)	70.3%	121.2%	105.5%		74.3%
Total assets	$2,450,691	$93,387	$110,319		$2,654,398

Reconciliation:
Underwriting income					$100,800
Net investment income					8,893
Net realized and unrealized gains - investments					5,183
Net realized and unrealized gains - other					9,900
Other income					(840)
Interest expense					(6,676)
Net foreign exchange losses					(735)
Income before income taxes and interest in earnings of equity investments					$116,525

(1) Inter-segment eliminations relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd's.
(2) For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

14.    SUBSEQUENT EVENTS

On August 2, 2010, the Company terminated an operational lease agreement, for an aircraft, with Banc of America Leasing, at the casualty value stipulated in the lease agreement.  Following the purchase of the leased aircraft, the aggregate carrying value of the aircraft was $19.0 million. The Company estimates the current market value of the aircraft to be approximately $10.5 million. Therefore, the Company expects to record an impairment loss of approximately $8.5 million in the third quarter of 2010.

On July 27, 2010, Mont Fort repurchased 32.7 million preferred shares relating to its second cell, Mont Fort ILW 2, for $47.5 million.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at June 30, 2010 and December 31, 2009, and our results of operations for the three and six months ended June 30, 2010 and 2009.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”), filed with the SEC on March 1, 2010.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” contained in the Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

References in this Quarterly Report on Form 10-Q to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings, S.A. and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Flagstone Syndicate Management Limited (formerly Marlborough Underwriting Agency Limited), its United Kingdom  Lloyd's managing agency, Island Heritage Holdings Ltd., its Cayman Islands based insurance holding company, Flagstone Reinsurance Africa Limited, its South African reinsurance company, Mont Fort Re Ltd., its wholly-owned Bermuda reinsurance company, and any other direct or indirect wholly-owned subsidiary, unless the context suggests otherwise. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA, its wholly-owned subsidiaries and its Bermuda branch. References to “FSML” refer to Flagstone Syndicate Management Limited, its wholly-owned subsidiaries and Syndicate 1861.  References to “Island Heritage” refer to Island Heritage Holdings Ltd. and its subsidiaries. References to “Flagstone Alliance” refer to Flagstone Alliance Insurance & Reinsurance PLC and its subsidiaries.  References to “Flagstone Africa” refer to Flagstone Reinsurance Africa Limited.  References to “Mont Fort” refer to Mont Fort Re Ltd. References in this Quarterly Report to “dollars” or “$” are to the lawful currency of the United States of America, unless the context otherwise requires.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts, percentages or unless otherwise stated.

Executive Overview

We are a global reinsurance and insurance company.  Our management views us as being organized into three reporting segments: Reinsurance, Lloyd’s and Island Heritage (previously referred to as our Insurance segment).  Through our Reinsurance segment, we write primarily property, property catastrophe and short-tail specialty and casualty insurance and reinsurance.  Through our Lloyd’s segment, we write primarily property and short-tail specialty and casualty insurance and reinsurance focused on the energy, hull and cargo, marine liability, engineering and aviation business sectors.  Through our Island Heritage segment, we primarily write property insurance for homes, condominiums and office buildings in the Caribbean region.

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

We measure our financial success through long term growth in diluted book value per share plus accumulated dividends measured over intervals of three years, which we believe is the most appropriate measure of our performance of, a measure that focuses on the return provided to our common shareholders.  Diluted book value per common share is obtained by dividing shareholders’ equity by the number of common shares and common share equivalents outstanding including all potentially dilutive securities such as the warrant, performance share units and restricted share units.

We derive our revenues primarily from net premiums earned from the reinsurance and insurance policies we write, net of any retrocessional or reinsurance coverage purchased, net investment income from our investment portfolio, and fees for services provided.  Premiums are generally a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are normally due in installments and earned over the contract term, which ordinarily is 12 or 24 months.

Index

Our expenses consist primarily of the following types: loss and loss adjustment expenses (“LAE”) incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write and can include brokerage, gross commission costs, profit commission and premium taxes; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our Performance Share Unit (“PSU”) and Restricted Share Unit (“RSU”) Plans, and other general operating expenses; interest expenses related to our debt obligations; and noncontrolling interest, which represents the interest of external parties with respect to the net income of Mont Fort, Island Heritage, and Flagstone Africa.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income to date has been earned in Bermuda, a non-taxable jurisdiction, the tax impact on our operations has historically been minimal.  We have become a Luxembourg tax resident entity due to the redomestication and we will therefore be subject to Luxembourg corporate income tax, municipal business tax, withholding tax, and net wealth tax. Our management will attempt to minimize the income tax impact through effective tax planning.

On March 22, 2010, we announced that our Board of Directors recommended a proposal for a redomestication to change our jurisdiction of incorporation from Bermuda to Luxembourg.  On May 14, 2010, our shareholders approved the redomestication and we thereby discontinued our existence as a Bermuda company as provided in Section 132G of the Companies Act 1981 of Bermuda and continued our existence as a société anonyme under the laws of Luxembourg effective May 17, 2010.  We do not expect the redomestication to have a material impact on the way we operate or on our financial condition or results of operations.

On March 22, 2010, Flagstone Reinsurance Holdings Limited, the predecessor to Flagstone Reinsurance Holdings, S.A. (“Flagstone” or the “Company”), announced that its Board of Directors recommended a proposal for a redomestication to change Flagstone’s jurisdiction of incorporation from Bermuda to Luxembourg.  On May 14, 2010, the Company’s shareholders approved the redomestication and Flagstone thereby discontinued its existence as a Bermuda company as provided in Section 132G of The Companies Act 1981 of Bermuda and continued its existence as a société anonyme under the laws of Luxembourg effective May 17, 2010.  Flagstone does not expect the redomestication to have a material impact on the way the Company operates or on its financial condition or results of operations.

On May 21, 2010, Mark J. Byrne stepped down as Executive Chairman of the Board of Directors of the Company.  In connection with his resignation, Flagstone Holdings (Bermuda) Limited (“Bermuda Holdings”), a subsidiary of the Company, and Mr. Byrne entered into a General Release and Settlement Agreement (the “Release Agreement”) which is filed as Exhibit 10.1 to this Quarterly Report.  Mr. Byrne continues to serve as a non-executive member of the Board of Directors.  David Brown, who has served as Flagstone’s Chief Executive Officer since the Company’s inception in 2005, and all other members of the senior management team, continue in their current roles.  Daniel James, a member of the Board of Directors since the Company’s inception, has succeeded Mr. Byrne as Chairman.

We report our results to the chief operating decision maker based on three reportable segments:  Reinsurance, Lloyd’s and Island Heritage.  We regularly review our financial results and assess performance on the basis of these three reportable segments.

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

Lloyd’s

Our Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and FSML. Syndicate 1861 primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation.  FSML generates fee income from the provision of services to syndicates and third parties.

Island Heritage

Island Heritage is a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.

Critical Accounting Policies

Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Annual Report. Our critical accounting policies at June 30, 2010, have not changed compared to December 31, 2009.

It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required our management to make assumptions and best estimates to determine the reported values.  If events or other factors, including those described in Item 1A, “Risk Factors,” of the Annual Report, cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

New Accounting Pronouncements

Adoption of new accounting pronouncements

During the first quarter of 2010, we adopted the FASB amendments to ASC Topic 860, “Transfers and Servicing,” (“ASC 860”) which codified FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and was amended in December 2009.  ASC 860 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale.  It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  The effect of adopting ASC 860 did not have a material impact on our consolidated results of operations and financial condition.

During the first quarter of 2010, we adopted the amendments to the FASB ASC Topic 810, “Consolidation” (“ASC 810”) which codified FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”.  ASC 810 amends FASB Statement No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  It prescribes determination of whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The effect of adopting the amendments to ASC 810 did not have a material impact on our consolidated results of operations and financial condition.

Index

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires new disclosures about fair value measurement as set forth in the Fair Value Measurements and Disclosures – Overall Subtopic of the FASB ASC.  Specifically, this update requires disclosing (1) the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers, and (2) information about purchases, sales, issuances, and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs.  The ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We adopted the relevant portions of ASU 2010-06 in the first quarter of 2010, and the effect of adopting the amendments did not have a material impact on the consolidated results of operations and financial condition.

Results of Operations - For the Three and Six Months Ended June 30, 2010 and 2009

Our reporting currency is the U.S. dollar.  Our subsidiaries have one of the following functional currencies: U.S. dollar, Swiss franc, Euro, British pound sterling, Canadian dollar, Indian rupee, and South African rand.  As a significant portion of our operations are transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons.  To the extent that fluctuations in foreign currency exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections.  See Note 2 “Significant Accounting Policies” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, in the Annual Report for a discussion on translation of foreign currencies.

	For the three months ended	For the six months ended
U.S. dollar (weakened) strengthened against:	June 30, 2010	June 30, 2010

Canadian dollar	4.6%	1.5%
Swiss franc	2.2%	4.1%
Euro	9.5%	14.8%
British pound sterling	1.5%	7.5%
Indian rupee	3.3%	(0.2)%
South African rand	5.1%	4.1%

Index

Summary Overview

The following tables set forth financial highlights for the three and six months ending June 30, 2010 and June 30, 2009:

	For the three months ended June 30,
	2010	2009	$ Change	% Change

Gross premiums written	$369,611	$328,709	$40,902	12.4%
Net premiums written	$293,842	$268,967	$24,875	9.2%
Net premiums earned	$232,079	$186,976	$45,103	24.1%
Loss and loss adjustment expenses	$(151,863)	$(57,641)	$(94,222)	163.5%
Acquisition costs	$(45,584)	$(36,203)	$(9,381)	25.9%
General and administrative expenses	$(42,722)	$(34,578)	$(8,144)	23.6%
Underwriting (loss) income	$(2,260)	$61,866	$(64,126)	(103.7)%
Net investment income	$8,219	$10,646	$(2,427)	(22.8)%
Net realized and unrealized (losses) gains - investments	$(12,671)	$7,082	$(19,753)	(278.9)%
Net realized and unrealized (losses) gains - other	$(1,966)	$2,470	$(4,436)	(179.6)%
Net foreign exchange gains	$7,856	$362	$7,494	2,070.1%
Interest expense	$(2,545)	$(3,119)	$574	(18.4)%
Loss (income) attributable to noncontrolling interest	$16,656	$(9,964)	$26,620	(267.2)%
Net income attributable to Flagstone	$13,269	$67,814	$(54,545)	(80.4)%

Book value per common share	$15.28	$12.87	$2.41
Diluted book value per common share	$14.47	$12.42	$2.05
Diluted book value per common share plus accumulated dividends	$14.95	$12.73	$2.22
Net income attributable to Flagstone per common share—Basic	$0.17	$0.80
Net income attributable to Flagstone per common share—Diluted (1)	$0.17	$0.80
Change in basic book value per share plus accumulated dividends	1.8%	7.1%
Change in diluted book value per share plus accumulated dividends	1.9%	7.2%

Index

	For the six months ended June 30,
	2010	2009	$ Change	% Change

Gross premiums written	$769,813	$690,194	$79,619	11.5%
Net premiums written	$617,623	$554,783	$62,840	11.3%
Net premiums earned	$448,894	$359,811	$89,083	24.8%
Loss and loss adjustment expenses	$(279,242)	$(134,235)	$(145,007)	108.0%
Acquisition costs	$(88,421)	$(64,240)	$(24,181)	37.6%
General and administrative expenses	$(83,897)	$(68,878)	$(15,019)	21.8%
Underwriting income	$14,000	$100,800	$(86,800)	(86.1)%
Net investment income	$15,504	$8,893	$6,611	74.3%
Net realized and unrealized (losses) gains - investments	$(2,860)	$5,183	$(8,043)	(155.2)%
Net realized and unrealized gains - other	$3,692	$9,900	$(6,208)	(62.7)%
Net foreign exchange gains (losses)	$11,812	$(735)	$12,547	1,707.0%
Interest expense	$(5,059)	$(6,676)	$1,617	(24.2)%
Loss (income) attributable to noncontrolling interest	$10,610	$(12,746)	$23,356	(183.2)%
Net income attributable to Flagstone	$44,773	$103,557	$(58,784)	(56.8)%

Book value per common share	$15.28	$12.87	$2.41
Diluted book value per common share	$14.47	$12.42	$2.05
Diluted book value per common share plus accumulated dividends	$14.95	$12.73	$2.22
Net income attributable to Flagstone per common share—Basic	$0.55	$1.22
Net income attributable to Flagstone per common share—Diluted (1)	$0.55	$1.21
Change in basic book value per share plus accumulated dividends	5.3%	11.3%
Change in diluted book value per share plus accumulated dividends	4.0%	10.4%

(1)
Net income attributable to Flagstone per common share - Diluted for the quarter ended June 30, 2010, does not contain the effect of:
a. the warrant conversion as this would be anti-dilutive for  U.S. GAAP purposes.
b. the PSU conversion until the end of the performance period, when the number of shares issuable under the PSU Plan will be known.  There were 4,095,175 PSU’s expected to vest under the PSU plan as at June 30, 2010.

The decrease in underwriting income in the three and six months ended June 30, 2010, is primarily due to significant catastrophe losses in those periods compared to the same periods last year. The two key events in the three and six month periods ended June 30, 2010, are the Chile earthquake, which occurred in the first quarter and Deepwater Horizon, which occurred during the second quarter.  As described in the reinsurance segment discussion below, $22.9 million of loss expenses during the current period relate to losses incurred by Mont Fort. Although such loss expenses are consolidated within our results, they do not impact Flagstone’s net income as they are attributable to the noncontrolling interest.  The decreases in the net realized and unrealized gains on investments for the three and six months ended June 30, 2010, were primarily due to realized and unrealized losses on U.S and global equity index futures and losses on commodity index futures.

Index

The following table provides supplement financial data regarding the net impact from the losses on the Deepwater Horizon oil rig on our reporting segments’ financial results for the quarter ended June 30, 2010:

	For the three months ended June 30, 2010
	($ in millions, except percentages)
	Reinsurance	Lloyd's	Island Heritage	Total

Gross losses incurred	$(27.5)	$(18.2)	$-	$(45.7)
Losses retroceded excluding Mont Fort sidecar	0.2	0.9	-	1.1
Reinstatement premiums earned	-	3.3	-	3.3
Net impact on segment results	(27.3)	(14.0)	-	(41.3)

Noncontrolling interest - Mont Fort sidecar	22.9	-	-	22.9

Consolidated net income impact	$(4.4)	$(14.0)	$-	$(18.4)

Segment's loss ratio as reported	58.7%	104.2%	3.0%	65.4%
Segment's loss ratio excluding Mont Fort sidecar	47.9%	104.2%	3.0%	56.6%

As a result of our net income attributable to Flagstone for the six months ended June 30, 2010, our diluted book value per share increased to $14.47 compared to $13.97 at December 31, 2009, representing an increase of 4.0%, inclusive of dividends declared during the period.

These items are discussed in more detail in the following sections.

In addition to the GAAP financial measures set forth in this Quarterly Report, we have presented “basic and diluted book value per common share, which is a non-GAAP financial measure.  Management uses growth in diluted book value per common share as a prime measure of the value we are generating for our common shareholders, as our Management believes that growth in the Company’s diluted book value per common share ultimately translates into growth in the Company’s stock price.

Basic book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares outstanding at the end of the period plus vested restricted share units, giving no effect to dilutive securities. Diluted book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period including all potentially dilutive securities such as the Warrant, Performance Share Units (“PSU”) and Restricted Share Units (“RSU”). When the effect of securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per common share. The Warrant was anti-dilutive and was excluded from the calculation of diluted book value per common share as at June 30, 2010 and June 30, 2009.

  Index

Non-GAAP Reconciliation

	As at June 30, 2010	As at December 31, 2009
	(Expressed in thousands of U.S. dollars, except share and per share data)

Flagstone Shareholders' Equity	$1,196,303	$1,211,018
Potential net proceeds from assumed:
Exercise of PSU (1)	-	-
Exercise of RSU (1)	-	-
Conversion of warrant (2)	-	-
Diluted Flagstone Shareholders' Equity	$1,196,303	$1,211,018

Cumulative dividends declared	$37,444	$34,409

Common shares outstanding - end of period	78,009,113	82,985,219
Vested RSUs	262,013	205,157
Total common shares outstanding - end of period	78,271,126	83,190,376

Potential shares to be issued:
PSUs expected to vest	4,095,175	3,305,713
RSUs outstanding	303,910	168,000
Conversion of warrant (2)	-	-
Common shares outstanding - Diluted	82,670,211	86,664,089

Basic book value per common share	$15.28	$14.56

Diluted book value per common share	$14.47	$13.97

Basic book value per common share plus accumulated dividends	$15.76	$14.97

Diluted book value per common share plus accumulated dividends	$14.95	$14.37

Dividends per common share paid during the period	$0.08

(1) No proceeds due when exercised
(2) Below strike price - not dilutive

Index

Outlook and Trends

North America

As anticipated, demand for North American catastrophe reinsurance was met by available reinsurance market capacity resulting in orderly but softening renewals.  On average, approximately 10-12% price reductions were observed on the second quarter business which was heavily dominated by the June 1 Florida renewals.  Hurricane Alex provided some early hurricane season activity coupled with the oil spill in the Gulf; however Hurricane Alex fortunately produced no material U.S. insured losses. Regarding July 1 renewals, a similar level of rate reduction was observed in the U.S. catastrophe market as for the June 1 renewals.  Overall, although the second quarter was impacted globally by the Chile earthquake development and the Deepwater Horizon loss, barring further significant industry losses to harden the market, we expect a general softening trend to continue into 2011.

Specialty Lines

Global Specialty lines continue to be mixed, with some lines offering attractive risk-adjusted pricing while conversely some areas remain under pressure.  Softening rates in the energy sector should be reversed, particularly marine liabilities as a result of the Deepwater Horizon loss and expected increasing demand. Both commercial aviation and workers compensation catastrophe lines of business continue to provide inadequate returns for the associated risk in our view.  However, we approach the specialty lines tactically, and continue to search for attractive transactions that help achieve the highest risk adjusted margins.

International

The International catastrophe reinsurance market has continued the disciplined approach seen at January 1, 2010.  However, price easing continued during the second quarter.  The only market where significant rate increases were observed was in Chile following the earthquake where renewal rates on loss affected programs were up 30-50%.  However, the loss in Chile had little effect on the remainder of the Latin American renewals where programs incurred rate swings of plus or minus 5%.  Individual programs in Mexico and Australia that had incurred losses earlier in the year saw healthy rate increases following the losses but, absent of losses, international programs were generally flat to off 5%.   Excess capacity was clearly evident in nearly all territories which is likely to lead to continued softening in the market.

Underwriting Results by Segment

We are organized into three reportable segments: Reinsurance, Lloyd’s and Island Heritage.  Our Reinsurance segment provides reinsurance through our property, property catastrophe and short-tail specialty and casualty reinsurance business units.  Our Lloyd’s segment primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation.  Our Island Heritage segment includes insurance business generated through Island Heritage, a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.

Index

Gross Premiums Written

Details of consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	For the three months ended June 30,
	2010		2009
	Gross premiums written	Percentage of total	Gross premiums written (5)	Percentage of total
Line of business
Reinsurance and Lloyd's (1)
Property catastrophe	$191,739	51.9%	$182,311	55.5%
Property	86,980	23.5%	56,642	17.2%
Short-tail specialty and casualty	67,576	18.3%	64,668	19.7%
Island Heritage
Insurance	23,316	6.3%	25,088	7.6%
Total	$369,611	100.0%	$328,709	100.0%

	For the six months ended June 30,
	2010		2009
	Gross premiums written	Percentage of total	Gross premiums written (5)	Percentage of total
Line of business
Reinsurance and Lloyd's (1)
Property catastrophe	$399,995	52.0%	$383,051	55.5%
Property	158,570	20.6%	108,503	15.7%
Short-tail specialty and casualty	170,170	22.1%	156,830	22.7%
Island Heritage
Insurance	41,078	5.3%	41,810	6.1%
Total	$769,813	100.0%	$690,194	100.0%

	For the three months ended June 30,
	2010		2009
	Gross premiums written	Percentage of total	Gross premiums written (5)	Percentage of total
Geographic area of risk insured (2)
Caribbean (3)	$27,662	7.5%	$27,700	8.4%
Europe	21,613	5.9%	14,804	4.5%
Japan and Australasia	25,494	6.9%	26,465	8.1%
North America	214,433	58.0%	192,015	58.4%
Worldwide risks (4)	60,299	16.3%	51,049	15.5%
Other	20,110	5.4%	16,676	5.1%
Total	$369,611	100.0%	$328,709	100.0%

	For the six months ended June 30,
	2010		2009
	Gross premiums written	Percentage of total	Gross premiums written (5)	Percentage of total
Geographic area of risk insured (2)
Caribbean (3)	$49,773	6.5%	$48,789	7.1%
Europe	98,695	12.8%	85,432	12.4%
Japan and Australasia	45,501	5.9%	38,383	5.6%
North America	353,520	45.9%	317,751	46.0%
Worldwide risks (4)	179,320	23.3%	162,196	23.5%
Other	43,004	5.6%	37,643	5.4%
Total	$769,813	100.0%	$690,194	100.0%

(1)	Gross premiums written relating to Lloyd’s segment are primarily included in property and short-tail specialty and casualty.
(2)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(3)	Gross premiums written related to the Island Heritage segment are included in the Caribbean geographic area.
(4)	This geographic area includes contracts that cover risks in two or more geographic zones.
(5)	Gross premiums written in 2009 have been reclassified to conform to current year presentation.

Index

Reinsurance Segment

Premiums Ceded

In the normal course of our business, we purchase reinsurance in order to manage our exposures.  The amount and type of reinsurance that we enter into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of our gross premiums written during a particular period.

Reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect it against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.  The majority of these contracts are excess-of-loss contracts covering one or more lines of business.  To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business.  We also purchase protection through catastrophe bond structures, Valais Re and Montana Re, and industry loss warranty (“ILW”) policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

Various factors will continue to affect our appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition and other considerations.

Below is a summary of the underwriting results and ratios for our Reinsurance segment for the three months ended June 30, 2010 and 2009:

	For the three months ended June 30,
	2010	2009	$ Change	% Change

Property catastrophe reinsurance	$201,106	$191,816	$9,290	4.8%
Property reinsurance	56,148	44,246	11,902	26.9%
Short tail specialty and casualty reinsurance	38,448	43,402	(4,954)	(11.4)%
Gross premiums written	295,702	279,464	16,238	5.8%
Premiums ceded	(39,975)	(28,860)	(11,115)	38.5%
Net premiums written	255,727	250,604	5,123	2.0%
Net premiums earned	191,654	172,082	19,572	11.4%
Other related income	2,495	1,477	1,018	68.9%
Loss and loss adjustment expenses	(112,435)	(48,915)	(63,520)	129.9%
Acquisition costs	(36,492)	(33,520)	(2,972)	8.9%
General and administrative expenses	(34,048)	(28,849)	(5,199)	18.0%
Underwriting income	$11,174	$62,275	$(51,101)	(82.1)%

Loss ratio	58.7%	28.4%		30.3%
Acquisition cost ratio	19.0%	19.5%		(0.5)%
General and administrative expense ratio	17.8%	16.8%		1.0%
Combined ratio	95.5%	64.7%		30.8%

•
The decrease in net underwriting results is primarily related to incurred losses on more significant catastrophic events in 2010, such as Deepwater Horizon and the Thailand riots, as compared to the same period in 2009. As described in the loss ratio discussion below, the underwriting income for the quarter includes $22.9 million of loss expenses from Mont Fort on the Deepwater Horizon loss. Although such loss expenses are consolidated within our results, they do not impact Flagstone’s net income as they are attributable to the noncontrolling interest. See [Note 5] to our audited consolidated financial statements included in Item 8 of the Annual Report for details on the accounting regarding Mont Fort.

•
The increase in gross property reinsurance premiums written is primarily due to increased signed share with existing clients, whereas the decrease in gross short tail specialty and casualty reinsurance premiums written is primarily driven by the non-renewal of a significant non-proportional contract.

Index

•	Premiums ceded were 13.5% of gross reinsurance premiums written compared to 10.3% for the same period in 2009.

•
The increase in the loss ratio compared to the second quarter of 2009 was primarily due to more significant losses from catastrophic events in the current quarter compared to the same period last year, including gross losses related to the Deepwater Horizon oil rig ($27.5 million) and the Thailand riots ($12.8 million). The Deepwater Horizon loss is driven by an ILW loss of $25.0 million, approximately 91% of which, $22.9 million, is attributable to Mont Fort. While such loss expenses are consolidated within our results, they do not impact Flagstone’s net income as they are attributable to the noncontrolling interest. The loss (net of recoveries and reinstatement premiums) to Flagstone’s reinsurance segment from the Deepwater Horizon rig was $4.4 million.

•
Each quarter we revisit our loss estimates for previous loss events. During the quarter ended June 30, 2010, based on updated estimates provided by clients and brokers, we have recorded net favorable developments for prior accident years of $3.5 million. During the second quarter of 2009, the net favorable developments for prior catastrophe events were $10.8 million.

•
The increase in general and administrative expenses is mainly attributable to a $2.2 million severance expense related to the resignation of the Company’s Executive Chairman, an impairment charge of $1.1 million for intangible assets and to higher stock compensation costs compared to the same period in 2009.

Below is a summary of the underwriting results and ratios for our Reinsurance segment for the six months ended June 30, 2010 and 2009:

	For the six months ended June 30,
	2010	2009	$ Change	% Change

Property catastrophe reinsurance	$416,498	$400,566	$15,932	4.0%
Property reinsurance	108,274	87,003	21,271	24.4%
Short tail specialty and casualty reinsurance	113,622	95,689	17,933	18.7%
Gross premiums written	638,394	583,258	55,136	9.5%
Premiums ceded	(106,830)	(96,495)	(10,335)	10.7%
Net premiums written	531,564	486,763	44,801	9.2%
Net premiums earned	370,625	338,678	31,947	9.4%
Other related income	2,965	2,504	461	18.4%
Loss and loss adjustment expenses	(209,993)	(120,145)	(89,848)	74.8%
Acquisition costs	(70,227)	(60,895)	(9,332)	15.3%
General and administrative expenses	(68,105)	(56,892)	(11,213)	19.7%
Underwriting income	$25,265	$103,250	$(77,985)	(75.5)%

Loss ratio	56.7%	35.5%		21.2%
Acquisition cost ratio	18.9%	18.0%		0.9%
General and administrative expense ratio	18.4%	16.8%		1.6%
Combined ratio	94.0%	70.3%		23.7%

•
The decrease in net underwriting results is primarily related to the Deepwater Horizon loss discussed above and the net losses of $60.0 million on the first quarter Chile earthquake, as compared to the same period in 2009. As described in the loss ratio discussion below, the underwriting income for the quarter includes $22.9 million of loss expenses from Mont Fort on the Deepwater Horizon loss. Although such loss expenses are consolidated within our results, they do not impact Flagstone’s net income as they are attributable to the noncontrolling interest. See [Note 5] to our audited consolidated financial statements included in Item 8 of the Annual Report for details on the accounting regarding Mont Fort.

•
The increase in gross property reinsurance premiums written is primarily due to increased signed share with existing clients and the addition of new clients, whereas the increase in gross short tail specialty and casualty reinsurance premiums written are primarily driven by increased business with existing clients and the addition of new clients.

•	Premiums ceded were 16.7% of gross reinsurance premiums written compared to 16.5% for the same period in 2009.

Index

•	The increase in net premiums earned is primarily due to the growth in premium writings.

•
The increase in the loss ratio compared to the same period in 2009 was primarily due to more significant losses from catastrophic events in the current period compared to the same period last year, including gross losses related to the Chile earthquake ($59.7 million), Deepwater Horizon oil rig ($27.5 million) and Thailand riots ($12.8 million). The Deepwater Horizon loss is driven by an ILW loss of $25.0 million, approximately 91.0% of which is attributable to Mont Fort. While such loss expenses are consolidated within our results, they do not impact Flagstone’s net income as they are attributable to the noncontrolling interest. The loss (net of recoveries and reinstatement premiums) to Flagstone’s reinsurance segment from the Deepwater Horizon rig was $4.4 million.

•
The increase in general and administrative expenses is mainly attributable to a $2.2 million severance expense related to the resignation of our Executive Chairman, an impairment charge of $1.1 million for intangible assets and to higher stock compensation costs compared to the same period in 2009.

Lloyd’s Segment

Overview

As a result of the acquisition of FSML, the managing agency for Lloyd’s Syndicate 1861, in November 2008, we established a new reporting segment.  Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009.  Due to the start up nature of the 2009 year of account for Syndicate 1861, the level of earned premium income is gradually ramping up with new business writings, placing strain on the underwriting results as we have incurred expenses for the full periods.

In the normal course of our business, we purchase reinsurance in order to manage our exposures.  The amount and type of reinsurance that we enter into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of our gross premiums written during a particular period.

Below is a summary of the underwriting results and ratios for our Lloyd’s segment for the three months ended June 30, 2010 and 2009:

	For the three months ended June 30,
	2010	2009	$ Change	% Change

Property reinsurance	$30,831	$18,336	$12,495	68.1%
Short tail specialty and casualty reinsurance	29,942	18,278	11,664	63.8%
Gross premiums written	60,773	36,614	24,159	66.0%
Premiums ceded	(7,484)	(6,375)	(1,109)	17.4%
Net premiums written	53,289	30,239	23,050	76.2%
Net premiums earned	37,610	13,761	23,849	173.3%
Other related income	1,487	413	1,074	260.1%
Loss and loss adjustment expenses	(39,179)	(7,988)	(31,191)	390.5%
Acquisition costs	(8,394)	(2,847)	(5,547)	194.8%
General and administrative expenses	(6,615)	(3,463)	(3,152)	91.0%
Underwriting loss	$(15,091)	$(124)	$(14,967)	(12,070.5)%

Loss ratio	104.2%	58.1%		46.1%
Acquisition cost ratio	22.3%	20.7%		1.6%
General and administrative expense ratio	17.6%	25.2%		(7.6)%
Combined ratio	144.1%	104.0%		40.1%

•
The increase in the gross property premiums written is primarily due to the growth in direct and facultative and binder business, while the growth in gross specialty premiums written is across the book of business.

•	Premiums ceded were 12.3% of gross premiums written compared to 17.5% of gross premiums written for the same quarter in 2009.

Index

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $0.8 million compared to $3.0 million for the same quarter in 2009. This amount is eliminated upon consolidation.

•	The increase in loss expenses for the three months ended June 30, 2010 is mainly due to a $17.3 million loss related to the Deepwater Horizon oil rig ($14.0 million net of reinstatement premiums).

•
The increase in acquisition cost ratio is primarily attributable to changes in the business mix.  Acquisition costs include brokerage, gross commission costs, profit commission and premium taxes and are equal to acquisition cost expenses over net premiums earned.

•
General and administrative expenses include staff and salary related costs, administration expenses and Lloyd’s specific costs such as syndicate expenses. The increase in the second quarter of 2010, as compared to the same period in 2009, is primarily related to the growth in our Lloyd’s operations.

Below is a summary of the underwriting results and ratios for our Lloyd’s segment for the six months ended June 30, 2010 and 2009:

	For the six months ended June 30,
	2010	2009	$ Change	% Change

Property reinsurance	$50,290	$27,439	$22,851	83.3%
Short tail specialty and casualty reinsurance	62,672	58,154	4,518	7.8%
Gross premiums written	112,962	85,593	27,369	32.0%
Premiums ceded	(19,089)	(11,524)	(7,565)	65.6%
Net premiums written	93,873	74,069	19,804	26.7%
Net premiums earned	73,298	20,204	53,094	262.8%
Other related income	10,131	2,433	7,698	316.4%
Loss and loss adjustment expenses	(68,607)	(13,319)	(55,288)	415.1%
Acquisition costs	(17,388)	(3,884)	(13,504)	347.7%
General and administrative expenses	(11,557)	(7,297)	(4,260)	58.4%
Underwriting loss	$(14,123)	$(1,863)	$(12,260)	(658.1)%

Loss ratio	93.6%	65.9%		27.7%
Acquisition cost ratio	23.7%	19.2%		4.5%
General and administrative expense ratio	15.8%	36.1%		(20.3)%
Combined ratio	133.1%	121.2%		11.9%

•	The increase in the gross property premiums written is primarily due to the growth in direct and facultative and binder business.

•	Premiums ceded were 16.9% of gross premiums written compared to 13.4% of gross premiums written for the same period in 2009.

•
Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $6.1 million compared to $3.0 million for the same period in 2009. The 2009 intercompany reinsurance program began during the second quarter. This amount is eliminated upon consolidation.

•
Other related income, derived from services provided to syndicates and third parties, increased primarily as a result of the recognition of profit commission from Syndicate 1861’s 2007 year of account.

•	Loss events recorded include:

·	loss of $17.3 million related to the Deepwater Horizon oil rig ($14.0 million net of reinstatement premiums), and
·	loss of $7.6 million related to the Chile earthquake ($7.3 million net of reinstatement premiums).

Index

•
General and administrative expenses include staff and salary related costs, administration expenses and Lloyd’s specific costs such as syndicate expenses. The increase in the six months ended 2010, as compared to the same period in 2009, is primarily related to the growth in Lloyd’s operations.

Island Heritage Segment

Below is a summary of the underwriting results and ratios for our Island Heritage segment for the three months ended June 30, 2010 and 2009:

Island Heritage
	For the three months ended June 30,
	2010	2009	$ Change	% Change

Gross premiums written	$23,316	$25,088	$(1,772)	(7.1)%
Premiums ceded	(38,490)	(37,019)	(1,471)	4.0%
Net premiums written	(15,174)	(11,931)	(3,243)	27.2%
Net premiums earned	2,815	1,038	1,777	171.2%
Other related income	5,539	5,082	457	9.0%
Loss and loss adjustment expenses	(249)	(676)	427	(63.2)%
Acquisition costs	(4,389)	(3,475)	(914)	26.3%
General and administrative expenses	(2,059)	(2,266)	207	(9.1)%
Underwriting income (loss)	$1,657	$(297)	$1,954	657.9%

Loss ratio (1)	3.0%	11.0%		(8.0)%
Acquisition cost ratio (1)	52.5%	56.8%		(4.3)%
General and administrative expense ratio (1)	24.6%	37.0%		(12.4)%
Combined ratio (1)	80.1%	104.8%		(24.7)%

(1) For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

•
The decrease in gross premiums written is primarily related to softening of rates in the U.S. Virgin Islands, Bahamas, and Turks and Caicos. Contracts are written on a per risk basis and consist primarily of property lines.

•
Premiums ceded were 165.1% of gross premiums written compared to 147.4% of gross premiums written for the same quarter in 2009.  The second quarter is traditionally the quarter that Island Heritage renews the key components of its reinsurance program consisting of catastrophe covers and quota share arrangements.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $9.4 million compared to $9.5 million for the same period in 2009. This amount is eliminated on consolidation.

•
Other related income consists primarily of quota share reinsurance ceding commissions. The other related income includes $3.7 million related to the quota share arrangement between Island Heritage and Flagstone Suisse. This amount is eliminated upon consolidation.

Index

Below is a summary of the underwriting results and ratios for our Island Heritage segment for the six months ended June 30, 2010 and 2009:

Island Heritage
	For the six months ended June 30,
	2010	2009	$ Change	% Change

Gross premiums written	$41,078	$41,810	$(732)	(1.8)%
Premiums ceded	(48,892)	(47,914)	(978)	2.0%
Net premiums written	(7,814)	(6,104)	(1,710)	28.0%
Net premiums earned	4,971	876	4,095	467.5%
Other related income	11,145	10,688	457	4.3%
Loss and loss adjustment expenses	(642)	(771)	129	(16.8)%
Acquisition costs	(8,381)	(6,744)	(1,637)	24.3%
General and administrative expenses	(4,235)	(4,689)	454	(9.7)%
Underwriting income (loss)	$2,858	$(640)	$3,498	546.5%

Loss ratio (1)	4.0%	6.7%		(2.7)%
Acquisition cost ratio (1)	52.0%	58.3%		(6.3)%
General and administrative expense ratio (1)	26.3%	40.5%		(14.2)%
Combined ratio (1)	82.3%	105.5%		(23.2)%

(1) For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

•
The slight decrease in gross premiums written is primarily related to softening of rates in the U.S. Virgin Islands, Bahamas, and Turks and Caicos offset by continued growth in the Cayman Islands, Bahamas, and Turks and Caicos. Contracts are written on a per risk basis and consist primarily of property lines.

•	Premiums ceded were 119.0% of gross premiums written compared to 114.6% of gross premiums written for the same period in 2009.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $16.5 million compared to $17.5 million for the same period in 2009. This amount is eliminated upon consolidation.

•
Other related income consists primarily of quota share reinsurance ceding commissions. The other related income includes $7.5 million related to the quota share arrangement between Island Heritage and Flagstone Suisse.  This amount is eliminated upon consolidation.

•	Acquisition costs include gross commission costs, profit commission, premium taxes, and the change in deferred acquisition costs.

 Investment Results

The total return on our investment portfolio, excluding noncontrolling interests in the investment portfolio, comprises investment income and realized and unrealized gains and losses on investments.  For the three and six months ended June 30, 2010, the total return on invested assets was (0.1)% and 0.8%, respectively, compared to 1.2% and 1.1%, respectively for the three and six months ended June 30, 2009.  The change in the return on invested assets of (1.3)% and (0.3)% during the three and six months ended June 30, 2010, compared to the same periods in 2009 is primarily due to the negative performance of global equity and commodities markets which negatively impacted our 2010 results.

a.           Net investment income

Net investment income for the three months ended June 30, 2010 was $8.2 million compared to $10.6 million for the same period in 2009, a decrease of $2.4 million.  The decrease is principally due to lower amortization resulting from the stabilization of inflation rates over the past year which had a lesser impact on amortization income from our treasury inflation-linked securities.

Net investment income for the six months ended June 30, 2010, was $15.5 million compared to $8.9 million for the same period in 2009, an increase of $6.6 million.  The increase is due to the fact that in 2009 there was significant negative amortization on our treasury inflation-linked securities due to a significant decrease in inflation which created negative amortization on the investments.  Over the past year, the inflation rates have stabilized resulting in a lesser impact on net investment income from amortization.

Index

Investment income is principally derived from interest earned on investments, partially offset by investment management and custody fees.  The components are set forth in the table below:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Interest and dividend income (expense)
Cash and cash equivalents	$353	$962	$404	$1,707
Fixed maturities	8,293	7,405	16,299	14,788
Short term	525	269	1,354	362
Equity investments	-	16	-	48
Other investments	261	(21)	307	(57)
Amortization income (expense)
Fixed maturities	282	2,901	(265)	(5,772)
Short term	(238)	76	(690)	105
Other investments	134	67	438	(15)
Investment expenses	(1,391)	(1,029)	(2,343)	(2,273)
Net investment income	$8,219	$10,646	$15,504	$8,893

Substantially all of our fixed maturity investments consisted of investment grade securities.  As at June 30, 2010, the average credit rating provided by recognized national rating agencies of our fixed maturity portfolio was AA+ with an average duration of 2.3 years. We have included credit rating information with respect to our investment portfolio because it enhances the reader's understanding of the composition of our investment portfolio and consistency with our investment philosophy.

b. Net realized and unrealized gains and losses – investments

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity and is managed to produce a total return.  In assessing returns under this approach, we include investment income and realized and unrealized gains and losses generated by the investment portfolio.

Net realized and unrealized losses on our investment portfolio amounted to $12.7 million and $2.9 million for the three and six months ended June 30, 2010, respectively, compared to gains of $7.1 million and $5.2 million for the three and six months ended June 30, 2009, respectively.

The following table is the breakdown of net realized and unrealized gains (losses) - investments in the unaudited condensed consolidated statements of operations and comprehensive income into its various components:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Net realized gains on fixed maturities	$13,288	$4,699	$15,875	$4,455
Net unrealized (losses) gains on fixed maturities	(35,168)	11,169	(48,416)	25,356
Net realized losses on equities	-	(653)	-	(3,281)
Net unrealized (losses) gains on equities	(10)	835	(73)	3,415
Net realized and unrealized gains (losses) on derivative instruments - investments	10,300	(6,907)	30,056	(22,003)
Net realized and unrealized losses on other investments	(1,081)	(2,061)	(302)	(2,759)
Total net realized and unrealized (losses) gains - investments	$(12,671)	$7,082	$(2,860)	$5,183

Net realized and unrealized losses on the fixed maturities of $21.9 million and $32.5 million, respectively, for the three and six months ended June 30, 2010, were primarily due to unrealized losses on our non-U.S. dollar bonds and the negative performance of global equity and commodities markets which negatively impacted our results for the periods. Foreign exchange losses were offset by gains on derivatives used for foreign exchange hedging, as described in the note below.

Index

Net realized and unrealized losses on other investments of $1.1 million and $0.3 million during the three and six months ended June 30, 2010 were due to losses on the Catastrophe Bond portfolio.

The following table is a breakdown of the net realized and unrealized gains (losses) on derivatives included in the table above:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Futures contracts	$(20,749)	$8,455	$(20,353)	$4,302
Total return swaps	(139)	833	1,105	(7,902)
Foreign currency forward contracts	30,954	(16,378)	48,416	(19,544)
Mortgage-backed securities TBA	234	183	888	1,141
Net realized and unrealized gains (losses) on derivatives - investments	$10,300	$(6,907)	$30,056	$(22,003)

Net realized and unrealized losses on futures contracts of $20.7 million and $20.4 million for the three and six months ended June 30, 2010, were primarily due to losses on U.S. and global equity index futures and losses on commodities index futures.

Net realized and unrealized losses on swap contracts of $0.1 million for the three months ended June 30, 2010 and net realized and unrealized gains of $1.1 million during the six months ended June 30, 2010, were primarily due to gains on U.S. equity exposure and losses on global inflation bond exposure.

Net realized and unrealized gains on foreign currency forward contracts of $31.0 million and $48.4 million during the three and six months ended June 30, 2010, respectively, are related to currency hedges on non-U.S. dollar investment assets and are offset by net realized and unrealized losses on the fixed maturities as described above.

Treasury Hedging and Other

Net realized and unrealized gains and losses – other

Our policy is to hedge the majority of our non-investment currency exposure with derivatives such as currency swaps and foreign currency forward contracts.

Currency swaps and foreign currency forward contracts are used to hedge the economic currency exposure of our investment in foreign subsidiaries and to hedge operational balances such as premiums receivable, loss reserves and the portion of our long term debt issued in Euros.

The following table is the breakdown of net realized and unrealized (losses) gains - other in the unaudited condensed consolidated statements of operations and comprehensive income into its various components:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Currency swaps	$(1,679)	$978	$(2,766)	$193
Foreign currency forward contracts	(851)	984	5,339	8,659
Reinsurance derivatives	564	508	1,119	1,048
Net realized and unrealized (losses) gains - other	$(1,966)	$2,470	$3,692	$9,900

Index

For the three months ended June 30, 2010 we recorded $0.9 million net realized and unrealized losses and for the six months ended June 30, 2010 we recorded $5.3 million of net realized and unrealized gains related to foreign currency forward contracts on Flagstone Suisse’s net assets (undesignated hedge) and on operational hedges on reinsurance balances versus $1.0 million and $8.7 million in gains for the same periods in 2009.

Reinsurance derivatives relate to ILWs that are structured as derivative transactions. We recorded premiums earned on ILWs determined to be derivatives of $0.6 million and $1.1 million for the three and six months ended June 30, 2010 versus $0.5 million and $1.0 million for the same periods in 2009.

Interest Expense

Interest expense was $2.5 million and $5.1 million for the three and six months ended June 30, 2010, respectively, compared to $3.1 million and $6.7 million for the three and six months ended June 30, 2009, respectively.  Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  The decrease in interest expense for the three and six months ended June 30, 2010, compared to the same periods in 2009 is primarily related to the decrease in short term interest rates from period to period.

Foreign Exchange

For the three and six months ended June 30, 2010, we experienced net foreign exchange gains of $7.9 million and $11.8 million, respectively, compared to gains (losses) of $0.4 million and $(0.7) million for the three and six months ended June 30, 2009, respectively.   Net foreign exchange gains were principally experienced on the net monetary asset and liability balances denominated in foreign currencies.  Our policy is to hedge the majority of our foreign currency exposures with derivative instruments such as foreign currency swaps and foreign currency forward contracts.  Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized (losses) gains – other" in the unaudited consolidated financial statements.

Income Tax Expense

We have subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The significant jurisdictions in which our subsidiaries are subject to tax are Canada, Cyprus, India, Luxembourg, South Africa, Switzerland, the U.S. Virgin Islands (“USVI”) and the United Kingdom.  However, since the majority of our income to date has been earned in Bermuda where we are exempt from income tax, our tax impact to date has been minimal.  During the three and six months ended June 30, 2010, income tax expense was $(0.4) million and $(3.3) million, respectively, compared to an income tax (expense) recovery of $(0.3) million and $0.5 million for the three and six months ended June 30, 2009, respectively.

Noncontrolling Interest

The results of Mont Fort have been included in our unaudited condensed consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as noncontrolling interest since January 12, 2007, in accordance with the FASB ASC Topic on Consolidation.  In relation to Mont Fort, we recorded a loss attributable to noncontrolling interest of $17.2 million and $11.7 million for the three and six months ended June 30, 2010, respectively, compared to income attributable to noncontrolling interest of $9.9 million and $12.8 million, respectively, for the same periods in 2009. The loss in the current quarter is primarily a result of the losses related to the Deepwater Horizon oil rig.

The results of operations of Island Heritage have been included in our unaudited condensed consolidated financial statements from July 1, 2007 onwards, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  We recorded income attributable to noncontrolling interest of $0.6 million and $1.2 million for the three and six months ended June 30, 2010, respectively, compared $0.2 million and $0.1 million for the three and six months ended June 30, 2009, respectively.

On November 10, 2009, Flagstone Suisse became the sole shareholder of Flagstone Africa by acquiring the remaining 35% of shares owned by Imperial Holdings Limited for a purchase price of $11.4 million. We recorded a loss attributable to noncontrolling interest of $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively.

Index

Comprehensive Income

Comprehensive income attributable to Flagstone for the three and six months ended June 30, 2010 was $11.7 million and $40.0 million, respectively, compared to $71.3 million and $108.9 million for the same periods in 2009.  For the three months ended June 30, 2010, comprehensive income attributable to Flagstone included a net loss of $3.4 million, $(1.2) million for the change in the currency translation adjustment, $(0.4) million for the change in the defined benefit pension plan obligation and $16.7 million related to comprehensive loss attributable to noncontrolling interest in subsidiaries, compared to $77.8 million of net income, $5.4 million for the change in the currency translation adjustment, $(0.1) million for the change in the defined benefit pension plan obligation and $11.7 million related to comprehensive income attributable to noncontrolling interest in subsidiaries for the three months ended June 30, 2009.  For the six months ended June 30, 2010, comprehensive income attributable to Flagstone included $34.2 million of net income, $(4.9) million for the change in the currency translation adjustment, $0.1 million for the change in the defined benefit pension plan obligation and a $10.6 million comprehensive loss attributable to noncontrolling interest in subsidiaries, compared to $116.3 million of net income, $7.3 million for the change in the currency translation adjustment, $(0.3) million for the change in the defined benefit pension plan obligation and $14.3 million related to comprehensive income attributable to noncontrolling interest in subsidiaries for the six months ended June 30, 2009.

The currency translation adjustment is a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  We have entered into certain foreign currency forward contracts that we have designated as hedges in order to hedge our net investment in foreign subsidiaries.  To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment.  We designated $38.7 million and $162.0 million of foreign currency forwards contractual value as hedge instruments, which had fair values of $0.5 million and $(0.4) million, at June 30, 2010 and December 31, 2009, respectively.  We recorded $3.9 million and $4.5 million of realized and unrealized foreign exchange gains on these hedges during the three and six months ended June 30, 2010, respectively, and $9.2 million and $2.4 million of realized and unrealized foreign exchange losses on these hedges during the three and six months ended June 30, 2009, respectively.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at June 30, 2010, comprised 87.0% fixed maturities, short term investments and cash and cash equivalents, 5.7% equities and the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time.  However, our investments in investment funds, which represent 1.2% of our total investments and cash and cash equivalents at June 30, 2010, do not trade in active markets and are subject to redemption provisions that prevent us from converting them into cash immediately.

At June 30, 2010, all of the fixed maturity securities in our investment portfolio were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA+.  At December 31, 2009, all of the fixed maturity securities in our investment portfolio, with the exception of $0.5 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) with an average rating of AA+.

At June 30, 2010, and December 31, 2009, the average duration of our investment portfolio was 2.3 years and 2.3 years, respectively.

At June 30, 2010 and December 31, 2009, we had no exposure to sub-prime backed investments or collateralized debt obligations (“CDOs”) of sub-prime backed investments and securities with credit enhancement from the traditional monocline insurers. At June 30, 2010 we had no exposure to Alt–A securities and at December 31, 2009, our holdings were $0.8 million with an average rating of AAA.

We have included credit rating information with respect to our investment portfolio because it enhances the reader's understanding of the composition of our investment portfolio and consistency with our investment philosophy.

Index

At June 30, 2010, our total of investments, cash and cash equivalents, and restricted cash was $1.9 billion, compared to $1.9 billion at December 31, 2009.

The major factors in the six months ended June 30, 2010, were as follows:
•	Cash from operations of $111.5 million
•	Net investment income of $15.5 million
•	Common share repurchases of $57.6 million
•	Repurchase of Mont Fort preferred shares of $32.0 million
•	Dividends paid of $6.4 million

Other investments as at June 30, 2010, amounted to $98.0 million compared to $45.9 million at December 31, 2009.  At June 30, 2010, the other investments comprised our investment in catastrophe bonds of $71.4 million, in investment funds of $22.8 million and our $3.8 million equity investment.  The increase in other investments during the first six months of 2010 is principally related to net purchases of catastrophe bonds and investment funds.  Other investments are recorded at fair value with the exception of our equity investment which is accounted for under the equity method.

The net receivable for investments sold at June 30, 2010, was $1.5 million, compared to a net payable for investments purchased of $6.3 million at December 31, 2009.  Net payables and receivables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

Liquidity

Cash flows from operations for the six months ended June 30, 2010 decreased to $111.5 million from $129.1 million as compared to the same period in 2009.  This decrease in cash flows from operations was primarily related to lower net income and increased unearned premiums ceded balances, partially offset by increased loss and loss adjustment expense reserves and insurance and reinsurance balances payables. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of dividends, share related transactions and the issuance or repayment of debt. During the six months ended June 30, 2010, net cash of $95.6 million was used in financing activities, compared to net cash used in financing activities of $21.4 million for the six months ended June 30, 2009.  In the first six months of 2010, the net cash used in financing activities related to the redemption of preferred shares in Mont Fort ILW 2, the repurchase of common shares held in treasury, and the payment of dividends.  In the first six months of 2009, the net cash used by financing activities related principally to the payment of dividends and the repayment of debt.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in our investment portfolio.

For the period from October 2005 until June 30, 2010, we have had sufficient cash flows from operations to meet our liquidity requirements.  We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio.  We may require additional capital in the near term, whether through letters of credit or otherwise.  In the current financial environment, it may be difficult for the insurance industry generally, and us in particular, to raise additional capital when required, on acceptable terms or at all.  Cash and cash equivalents were $370.6 million at June 30, 2010.

Index

Capital Resources

Our total capital resources at June 30, 2010 and December 31, 2009 were as follows:

	As at
	June 30, 2010	December 31, 2009

Long term debt	$249,647	$252,402
Common shares	850	850
Common shares held in treasury	(70)	(20)
Additional paid-in capital	845,039	892,817
Accumulated other comprehensive loss	(11,754)	(6,976)
Retained earnings	362,238	324,347
Total capitalization	$1,445,950	$1,463,420

The movement in additional paid-in capital for the six months ended June 30, 2010, primarily arises from $57.6 million for the repurchase of common shares held in treasury, offset by $9.8 million of stock based compensation.

The movement in accumulated other comprehensive loss arises from the currency translation adjustment of $(4.9) million and the defined benefit pension plan obligation of $0.1 million.

Letter of Credit Facilities

Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums.

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas (the “BNP Facility”). The BNP Facility had an initial term of one year, and we decided to let the facility expire as per the terms of the agreement effective June 4, 2010.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”). The Barclays Facility will be used to support our reinsurance obligations and those of our subsidiaries.  As at June 30, 2010, $32.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $36.0 million of fixed maturity securities from our investment portfolio.

On April 28, 2010, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF –FIS entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility comprises a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support our reinsurance obligations and those of our subsidiaries, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. As at June 30, 2010, $365.1 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $408.4 million of fixed maturity securities from our investment portfolio. This facility replaces a $450.0 million credit facility with Citibank Europe Plc, which commenced on January 22, 2009.

These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of the letters of credit outstanding at any given time.

Index

Restrictions and Specific Requirements

Flagstone Suisse is licensed to operate as a reinsurer in Switzerland and is also licensed in Bermuda through the Flagstone Suisse branch office, but is not licensed in any other jurisdictions.  Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, we anticipate that our reinsurance clients will typically require Flagstone Suisse to post a letter of credit or other collateral.

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

Index

FSML and Syndicate 1861 are regulated by the Financial Services Authority (“FSA”) in the United Kingdom.  The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000.  Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates.  The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: “to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal”.

In relation to insurance business, the FSA regulates insurers, insurance intermediaries and Lloyd’s itself. The FSA and Lloyd’s have common objectives in ensuring that Lloyd’s market is appropriately regulated and, to minimize duplication, the FSA has agreed arrangements with Lloyd’s for cooperation on supervision and enforcement.

FSML’s underwriting activities are therefore regulated by the FSA as well as being subject to the Lloyd’s “franchise”.  Both FSA and Lloyd’s have powers to remove their respective authorization to manage Lloyd’s syndicates.  Lloyd’s approves annually Syndicate 1861’s business plan and any subsequent material changes, and the amount of capital required to support that plan.  Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds at Lloyd’s).

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

We have determined that Valais Re has the characteristics of a variable interest entity that are addressed by the Consolidation Topic of the FASB ASC.  In accordance with the Consolidation Topic, Valais Re is not consolidated because we do not hold a variable interest and as such are not the primary beneficiary.

Montana Re is a special purpose reinsurer established in the Cayman Islands and was formed as a program structure enabling further issuance of additional series of notes in the future.  We have entered into a reinsurance agreement with Montana Re that provides us with $175.0 million of protection for certain losses from global catastrophe events.

We have has determined that Montana Re has the characteristics of a variable interest entity that are addressed by the Consolidation Topic of the FASB ASC.  In accordance with the Consolidation Topic, Montana Re is not consolidated because we do not hold a variable interest and as such are not the primary beneficiary.

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

We believe that currently we are principally exposed to four types of market risk: interest rate risk, equity price risk, credit risk and foreign currency risk.

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates.  Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity portfolio.  As interest rates rise, the market value of our fixed maturity portfolio falls and we have the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values.  As interest rates decline, the market value of our fixed maturity portfolio increases and we have reinvestment risk since funds reinvested will earn less than is necessary to match anticipated liabilities.  We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity which can be tailored to the anticipated cash outflow characteristics of our reinsurance liabilities.  In addition, from time-to-time, we may enter into interest rate swap contracts as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be altered.

As at June 30, 2010, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.2%, or approximately $37.0 million.  As at June 30, 2010, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.4%, or approximately $40.2 million.

As at June 30, 2010, we held $321.2 million, or 22.1%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at June 30, 2010.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, we would also be exposed to reinvestment risk, as cash flows received by us could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity securities, index-linked futures, exchange traded funds and investment funds. The total of such exposure as of June 30, 2010 was $157.2 million.  However, from a fair value perspective, futures are valued for only the unrealized gains and losses, but not for the exposure.  As a result, the fair value of these positions as at June 30, 2010 amounted to $(0.8) million and was recorded in both equities and other investments with net realized and unrealized losses of $19.0 million and $18.2 million, respectively, for the three and six months ended June 30, 2010, recorded in net realized and unrealized (losses) gains - investments.  The total exposure of the index-linked futures was $157.0 million as at June 30, 2010.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer.  As at June 30, 2010, our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  We believe this high-quality portfolio reduces our exposure to credit risk on fixed income investments to an acceptable level. We have included credit rating information with respect to our investment portfolio because it enhances the reader's understanding of the composition of our investment portfolio and consistency with our investment philosophy.

We do not allow sub-prime investments by any investment manager and therefore do not have any exposure to credit risk associated with these types of securities.   At June 30, 2010, we did not hold any Alt –A securities.

Index

To a lesser extent, we also have credit risk exposure as a party to over-the-counter derivative instruments.  These derivative instruments include foreign currency forwards contracts, currency swaps, interest rate swaps, total return swaps, and reinsurance derivatives.  To mitigate this risk, we monitor our exposure by counterparty and ensure that counterparties to these contracts are high-credit-quality international banks or counterparties.

In addition, we have exposure to credit risk as it relates to its trade balances receivable, namely insurance and reinsurance balances receivable.  Insurance and reinsurance balances receivable from the Company’s clients at June 30, 2010 and December 31, 2009, were $502.5 million and $279.0 million, respectively, including balances both currently due and accrued.  We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $3.6 million in bad debt expenses related to our insurance and reinsurance balances receivable.

We purchase retrocessional reinsurance and we require our reinsurers to have adequate financial strength.  We evaluate the financial condition of our reinsurers and monitor our concentration of credit risk on an ongoing basis.

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

For risk management purposes, we use catastrophe bonds to manage our reinsurance risk and treat the catastrophe risks related to catastrophe bonds as part of our underwriting risks.  Catastrophe bonds are selected by our reinsurance underwriters; however, they are held in our investment portfolio as low risk floating rate bonds.  We believe that amalgamating the catastrophe risk in the catastrophe bonds with our other reinsurance risks produces more meaningful risk management reporting.

Foreign Currency Risk

We and our subsidiaries use foreign currency forward contracts and currency swaps to manage currency exposure.  The gross contractual amount of foreign currency forward contracts as at June 30, 2010 and December 31, 2009 was $883.9 million and $678.5 million, respectively, and these contracts had a fair value of $8.4 million and $5.8 million, respectively.  The net notional exposure of foreign currency forward contracts in U.S. dollar terms as of June 30, 2010 and December 31, 2009 was $706.4 million and $373.7 million. During the three and six months ended June 30, 2010, we recorded net realized and unrealized gains of $30.1 million and $53.8 million, respectively, on foreign currency forward contracts and for the three and six months ended June 30, 2009, we recorded net realized and unrealized losses of $15.4 million and $10.9 million, respectively, on foreign currency forward contracts.

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for our Bermuda, Cayman Islands, Luxembourg, Gibraltar and FSML subsidiaries and Flagstone Suisse, each of whose functional currency is the U.S. dollar.  We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar.  When we incur a loss in a non-U.S. dollar currency, we carry the liability on our books in the original currency.  As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and converted to the functional currency (either U.S. dollar, Euro, British pound sterling or South African rand), and the time claims are paid.

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

Investments

A large portion of the securities held in our investment portfolios are measured in U.S. dollars, with a portion of our fixed maturities portfolio invested in non-U.S. dollar currencies.  At the time of purchase, each investment is identified as either a hedged investment, to be maintained with an appropriate currency hedge to U.S. dollars, or an unhedged investment, one not to be maintained with a hedge.  Generally, fixed income investments will be hedged, listed equity investments may or may not be hedged, and other investments such as real estate and commodities will not be hedged.

Financing

When we or our subsidiaries issue a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure and designate the foreign currency contracts as hedging instruments.  The contractual amount of these contracts as at June 30, 2010 and December 31, 2009 was $38.7 million and $162.0 million, respectively, and the contracts had a fair value of $0.5 million and $(0.4) million, respectively.  During the three and six months ended June 30, 2010, we recorded $3.9 million and $4.5 million of realized and unrealized gains, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. During the three and six months ended June 30, 2009, we recorded $9.2 million and $2.4 million of realized and unrealized losses, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

We entered into a currency swap agreement to hedge the Euro-denominated Deferrable Interest Debentures recorded as long term debt.  Under the terms of the foreign currency swap, we exchanged €13.0 million for $18.4 million and will receive Euribor plus 354 basis points and pay LIBOR plus 367 basis points.  The swap expires on September 15, 2011 and had a fair value of $(2.5) million as at June 30, 2010.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the six month periods ended June 30, 2010 and 2009, approximately 30.1% and 29.2%, respectively, was written in currencies other than the U.S. dollar.  For the six months ended June 30, 2010, we had net realized and unrealized foreign exchange gains of $11.8 million compared to foreign exchange losses of $0.7 million for the same period in 2009.

We do not hedge currencies for which our asset or liability exposures are not material or where it is unable or impractical to do so.  In such cases, we are exposed to foreign currency risk.  However, we do not believe that the foreign currency risks corresponding to these unhedged positions are material.

Effects of Inflation

We do not believe that inflation has had a material effect on our combined results of operations, except insofar as inflation may affect interest rates.

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the documents we incorporate by reference, contains, and we may from time to time make, written or oral “forward-looking statements” within the meaning of the U.S. Federal securities laws, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts in which the deposit premium is not specified; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, and our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; our exposure to many different counterparties in the financial service industry, and the related credit risk of counterparty default; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the insurance and reinsurance industries; declining demand due to increased retentions by cedents and other factors; the impact of terrorist activities on the economy; and rating agency policies and practices.

These and other events that could cause actual results to differ are discussed in more detail from time to time in our filings with the SEC.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. Federal securities laws.  You are cautioned not to place undue reliance on these forward-looking statements, which are subject to significant uncertainties and speak only as of the date on which they are made.

Index

Item 4.      Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management has performed an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A of our Annual Report. However, investors are urged to carefully consider the “Risk Factors” section of the proxy statement that is part of Amendment No. 2 to the Company’s registration statement on Form S-4, which was filed with the SEC on April 9, 2010, for a discussion of risks solely related to the redomestication of the Company (as opposed to risks associated with the Company’s underlying business).

Item 1B. Unresolved Staff Comments

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum approximate dollar value ($ millions) of shares that may yet be purchased under the program
April 1 -April 30, 2010	-	N/A	-	-
May 1 - May 31, 2010	2,000,000	$12.00	2,000,000	$26.0
June 1 - 30, 2010	-	N/A	-	-

Total	2,000,000	$12.00	2,000,000	$26.0

On May 18, 2010, we announced that our Board of Directors had approved an increase in our share buyback program allowing us to purchase, from time to time, its common shares up to a value of $50.0 million, subject to market conditions, share price and other factors. The common share repurchase program does not have an expiration date.

Index

Item 3. Defaults upon Senior Securities

NONE

Item 5.   Other Information

  NONE

Item 6.    Exhibits

The exhibits listed on the accompanying Exhibit Index and such Exhibit Index, are filed or incorporated by reference as a part of this report.