Form 10-Q/A
period 2010-06-30
Flagstone Reinsurance Holdings, S.A.
filed 2010-09-24
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Flagstone Reinsurance Holdings, S.A. is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the Securities and Exchange Commission on August 3, 2010 (the “Form 10-Q”). The purpose of this Amendment No. 1 is to correct the inadvertent omission of (i) the Exhibit Index page and (ii) the signature page to the Form 10-Q.  Except for those two missing items, no other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 3, 2010

FLAGSTONE REINSURANCE HOLDINGS, S.A.

By:	/s/ David Brown
David Brown
Chief Executive Officer

(Authorized Officer)

By:	/s/ Patrick Boisvert
Patrick Boisvert
Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
10.1	General Release and Settlement Agreement dated as of May 21, 2010, between Mark J. Byrne and Flagstone (Bermuda) Holdings Limited
10.2	Share Purchase Agreement dated as of May 21, 2010, between Limestone Business Limited and Flagstone Reinsurance Holdings, S.A.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.