Form 10-Q
period 2010-09-30
Flagstone Reinsurance Holdings, S.A.
filed 2010-11-02
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

As of November 2, 2010, the Registrant had 76,588,153 common voting shares outstanding, net of treasury shares with a par value of $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS, S.A.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at September 30, 2010	As at December 31, 2009
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2010 - $1,492,989; 2009 - $1,198,187)	$1,563,469	$1,228,561
Short term investments, at fair value (Amortized cost: 2010 - $20,253; 2009 - $231,609)	19,469	232,434
Equity investments, at fair value (Cost: 2010 - $8,091; 2009 - $8,516)	172	290
Other investments	108,683	45,934
Total investments	1,691,793	1,507,219
Cash and cash equivalents	308,962	352,185
Restricted cash	51,266	85,916
Premium balances receivable	403,861	278,956
Unearned premiums ceded	90,084	52,690
Reinsurance recoverable	27,834	19,270
Accrued interest receivable	14,007	11,223
Receivable for investments sold	26,321	5,160
Deferred acquisition costs	74,779	54,637
Funds withheld	25,806	22,168
Goodwill	16,405	16,533
Intangible assets	31,963	35,790
Assets held for sale	11,000	-
Other assets	123,392	125,021
Total assets	$2,897,473	$2,566,768

LIABILITIES
Loss and loss adjustment expense reserves	$683,278	$480,660
Unearned premiums	497,011	330,416
Insurance and reinsurance balances payable	78,430	62,864
Payable for investments purchased	17,205	11,457
Long term debt	251,472	252,402
Other liabilities	87,688	63,155
Total liabilities	1,615,084	1,200,954

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued and outstanding (2010 - 76,588,153; 2009 - 82,985,219)	850	850
Common shares held in treasury, at cost (2010 - 8,405,106; 2009 - 2,000,000)	(84)	(20)
Additional paid-in capital	830,107	892,817
Accumulated other comprehensive loss	(6,319)	(6,976)
Retained earnings	399,499	324,347
Total Flagstone shareholders' equity	1,224,053	1,211,018
Noncontrolling interest in subsidiaries	58,336	154,796
Total equity	1,282,389	1,365,814
Total liabilities and equity	$2,897,473	$2,566,768

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

REVENUES
Gross premiums written	$185,649	$174,590	$955,462	$864,784
Premiums ceded	(26,273)	(39,781)	(178,463)	(175,192)
Net premiums written	159,376	134,809	776,999	689,592
Change in net unearned premiums	39,318	60,708	(129,411)	(134,264)
Net premiums earned	198,694	195,517	647,588	555,328
Net investment income	7,488	10,779	22,992	19,672
Net realized and unrealized gains - investments	40,165	21,286	37,305	26,469
Net realized and unrealized gains - other	7,677	1,373	11,369	11,273
Other income	1,785	4,269	19,357	11,771
Total revenues	255,809	233,224	738,611	624,513

EXPENSES
Loss and loss adjustment expenses	119,089	80,175	398,331	214,410
Acquisition costs	30,615	35,224	119,036	99,464
General and administrative expenses	49,338	35,266	133,235	104,144
Interest expense	2,690	2,814	7,749	9,490
Net foreign exchange losses	17,072	2,390	5,260	3,125
Total expenses	218,804	155,869	663,611	430,633
Income before income taxes and interest in earnings of equity investments	37,005	77,355	75,000	193,880
Provision for income tax	(966)	(532)	(4,256)	(76)
Interest in earnings of equity investments	(364)	(370)	(906)	(1,048)
Net income	35,675	76,453	69,838	192,756
Less: Loss (income) attributable to noncontrolling interest	1,586	(9,323)	12,196	(22,069)
NET INCOME ATTRIBUTABLE TO FLAGSTONE	$37,261	$67,130	$82,034	$170,687

Net income	$35,675	$76,453	$69,838	$192,756
Change in currency translation adjustment	5,352	(4,656)	471	2,610
Change in defined benefit pension plan obligation	83	480	186	159
Comprehensive income	41,110	72,277	70,495	195,525
Less: Comprehensive loss (income) attributable to noncontrolling interest	1,586	(9,577)	12,196	(23,899)
COMPREHENSIVE INCOME ATTRIBUTABLE TO FLAGSTONE	$42,696	$62,700	$82,691	$171,626

Weighted average common shares outstanding—Basic	77,631,156	84,004,784	79,871,964	84,711,027
Weighted average common shares outstanding—Diluted	77,772,847	84,176,602	80,071,159	84,909,340
Net income attributable to Flagstone per common share—Basic	$0.48	$0.80	$1.03	$2.01
Net income attributable to Flagstone per common share—Diluted	$0.48	$0.80	$1.02	$2.01
Distributions declared per common share (1)	$0.04	$0.04	$0.12	$0.12

(1)           Distributions declared per common share are in the form of a non-dividend return of capital. Prior to the Company’s redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the nine months ended September 30, 2010	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,365,814	$-	$324,347	$(6,976)	$830	$892,817	$154,796

Redemption of preferred shares	(79,529)						(79,529)
Comprehensive income:
Net income	69,838	69,838	82,034				(12,196)
Other comprehensive income:
Change in currency translation adjustment	471	471		471
Defined benefit pension plan obligation	186	186		186
	657	657
Comprehensive income	70,495	$70,495
Stock based compensation	13,278					13,278
Subsidiary stock based compensation	(274)						(274)
Purchase of noncontrolling interest	(750)					(411)	(339)
Shares repurchased and held in treasury	(72,427)				(64)	(72,363)
Distributions declared per common share (1)	(14,218)		(6,882)			(3,214)	(4,122)
Ending balance	$1,282,389		$399,499	$(6,319)	$766	$830,107	$58,336

			Flagstone Shareholders' Equity
For the nine months ended September 30, 2009	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,183,463	$-	$96,092	$(8,271)	$848	$897,344	$197,450

Redemption of preferred shares	(63,117)						(63,117)
Comprehensive income:
Net income	192,756	192,756	170,687				22,069
Other comprehensive income:
Change in currency translation adjustment	2,610	2,610		780			1,830
Defined benefit pension plan obligation	159	159		159
	2,769	2,769
Comprehensive income	195,525	$195,525
Stock based compensation	10,399					10,399
Subsidiary stock based compensation	14						14
Subsidiary stock issuance	-					(184)	184
Purchase of noncontrolling interest	(84)						(84)
Issue of shares, net	1				1
Shares repurchased and held in treasury	(19,750)				(20)	(19,730)
Distributions declared per common share (1)	(10,490)		(10,490)
Ending balance	$1,295,961		$256,289	$(7,332)	$829	$887,829	$158,346

(1)           Distributions declared per common share are in the form of a non-dividend return of capital. Prior to the Company’s redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Expressed in thousands of U.S. dollars)

	For the nine months ended September 30,
	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$69,838	$192,756
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized gains	(48,674)	(37,742)
Net unrealized foreign exchange losses	1,506	1,191
Depreciation and amortization expense	5,776	5,204
Share based compensation expense	12,694	10,048
Interest in earnings of equity investments	906	1,048
Accretion/amortization on fixed maturities	3,301	3,039
Changes in assets and liabilities, excluding net assets acquired:
Premium balances receivable	(124,384)	(157,581)
Unearned premiums ceded	(37,369)	(49,241)
Deferred acquisition costs	(20,337)	(21,802)
Funds withheld	(3,852)	(7,280)
Loss and loss adjustment expense reserves	203,944	50,666
Unearned premiums	167,268	182,819
Insurance and reinsurance balances payable	14,830	38,855
Reinsurance recoverable	(9,208)	1,960
Asset impairment charge	13,862	-
Other changes in assets and liabilities, net	(17,412)	46,219
Net cash provided by operating activities	232,689	260,159

Cash flows (used in) provided by investing activities:
Net cash received (paid) in acquisition (disposal) of subsidiaries	(750)	(1,732)
Purchases of fixed income securities	(2,797,924)	(1,940,588)
Sales and maturities of fixed income securities	2,713,093	1,352,715
Purchases of equity securities	-	(2,006)
Sales of equity securities	-	7,623
Purchases of other investments	(68,442)	(8,446)
Sales of other investments	35,283	9,998
Purchases of fixed assets	(28,471)	(10,726)
Sales of fixed assets	1,563	145
Change in restricted cash	34,650	(9,967)
Net cash used in investing activities	(110,998)	(602,984)

Cash flows (used in) provided by financing activities:
Shares repurchased and held in treasury	(72,427)	(19,750)
Contribution of noncontrolling interest	-	197
Repurchase of noncontrolling interest	(79,529)	(63,117)
Distributions paid per common share (1)	(9,507)	(10,100)
Repayment of long term debt	-	(15,042)
Other	620	621
Net cash used in financing activities	(160,843)	(107,191)

Effect of foreign exchange rate on cash	(4,071)	1,041

Decrease in cash and cash equivalents	(43,223)	(448,975)
Cash and cash equivalents - beginning of year	352,185	783,705
Cash and cash equivalents - end of period	$308,962	$334,730

Supplemental cash flow information:
Receivable for investments sold	$26,321	$27,410
Payable for investments purchased	$17,205	$37,944
Interest paid	$6,967	$9,338

(1)           Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Company’s redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

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

On May 21, 2010, Mark J. Byrne stepped down as Executive Chairman of the Board of Directors of the Company.  In connection with his resignation, Flagstone Holdings (Bermuda) Limited (“Bermuda Holdings”), a subsidiary of the Company, and Mr. Byrne entered into a General Release and Settlement Agreement (the “Release Agreement”) which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2010, and filed with the Securities and Exchange Commission (the “SEC”) on August 3, 2010.  Mr. Byrne continues to serve as a non-executive member of the Board of Directors.  David Brown, who has served as Flagstone’s Chief Executive Officer since the Company’s inception in 2005, and all other members of the senior management team, continue in their current roles.  Daniel James, a member of the Board of Directors since the Company’s inception, has succeeded Mr. Byrne as Chairman.

Under the terms of the Release Agreement, Bermuda Holdings paid Mr. Byrne a lump-sum cash severance payment of $1.1 million on May 24, 2010, and agreed to pay a second lump-sum cash severance payment of $1.1 million on May 20, 2012, in respect of amounts payable to Mr. Byrne pursuant to the terms of his employment agreement and other compensation rights.  All equity, equity-based, bonus or incentive compensation awards (including performance share units under the Company’s Amended and Restated Performance Share Unit Plan (the “PSU Plan”)) held by Mr. Byrne have been forfeited without payment.  The Release Agreement also provides Mr. Byrne with continuation of certain benefits, including medical insurance.  Pursuant to the Release Agreement, Mr. Byrne and Bermuda Holdings mutually released one another from, amongst other things, any and all existing liabilities and agreements relating to Mr. Byrne’s employment with the Company. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Release Agreement, which is included as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ending June 30, 2010, and filed with the SEC on August 3, 2010.

2.      BASIS OF PRESENTATION AND CONSOLIDATION

These unaudited condensed consolidated financial statements include the accounts of Flagstone and its wholly owned subsidiaries, including Flagstone Réassurance Suisse S.A. (“Flagstone Suisse”), and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “dollars” or “$” are to the lawful currency of the United States of America, unless the context otherwise requires.  All amounts in the following tables, unless otherwise stated, are expressed in thousands of U.S. dollars, except share amounts, per share amounts and percentages.  References in this Quarterly Report to (i) “foreign currency” are to currencies other than U.S. dollars and (ii) “foreign exchange” transactions or “foreign investments” are to transactions or investments, respectively, involving currencies other than U.S. dollars, in each case unless the context otherwise requires.  References in this Quarterly Report to “foreign subsidiaries” are to subsidiaries of Flagstone that are not domiciled in the United States of America or whose primary transactions are in foreign currency.  These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (“VIEs”).  The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares are accounted for using the equity method.  All intercompany accounts and transactions have been eliminated on consolidation.

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

3.       NEW ACCOUNTING PRONOUNCEMENTS

Adoption of new accounting pronouncements

During the first quarter of 2010, the Company adopted the FASB amendments to ASC Topic 860, “Transfers and Servicing,” (“ASC 860”) which codified FASB Statement No. 166, “Accounting for Transfers of Financial Assets”.  ASC 860 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale.  It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  The effect of adopting ASC 860 did not have a material impact on the consolidated results of operations and financial condition.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires new disclosures about fair value measurements as set forth in the Fair Value Measurements and Disclosures – Overall Subtopic of the FASB ASC.  Specifically, this update requires disclosing (1) the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers, and (2) information about purchases, sales, issuances and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs.  The ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the relevant portions of ASU 2010-06 in the first quarter of 2010, and the effect of adopting the update did not have a material impact on the consolidated results of operations and financial condition.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

New accounting pronouncements

In October 2010, the FASB issued Accounting Standards Update No. 2010-26, “Financial Services and Insurance (Topic 944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”).  The objective of ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU 2010-26 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the potential impact, if any, of the adoption of ASU 2010-26 on its consolidated results of operations and financial condition.

4.       INVESTMENTS

Fixed maturity, short term, equity and other investments

The cost or amortized cost, gross unrealized gains and losses and carrying values as at September 30, 2010 and December 31, 2009 are as follows:

	As at September 30, 2010
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and government agency	$264,748	$8,118	$(68)	$272,798
U.S. states and political subdivision	1,594	11	-	1,605
Other foreign governments	268,012	20,491	(1)	288,502
Corporates	581,872	32,833	(406)	614,299
Mortgage-backed securities	232,474	6,547	(320)	238,701
Asset-backed securities	144,289	3,341	(66)	147,564
	1,492,989	71,341	(861)	1,563,469

Short term investments
U.S. government and government agency	1,000	-	-	1,000
Other foreign governments	717	-	-	717
Corporates	18,536	4	(788)	17,752
	20,253	4	(788)	19,469

Equity investments	8,091	4	(7,923)	172
	8,091	4	(7,923)	172

Other investments
Investment funds	34,398	1,021	(6,947)	28,472
Catastrophe bonds	75,474	1,439	(116)	76,797
	109,872	2,460	(7,063)	105,269

Totals	$1,631,205	$73,809	$(16,635)	$1,688,379

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

	As at December 31, 2009
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and government agency	$421,215	$12,186	$(1,686)	$431,715
U.S. states and political subdivision	1,907	11	(15)	1,903
Other foreign governments	112,119	3,426	(1,118)	114,427
Corporates	504,855	15,763	(1,376)	519,242
Mortgage-backed securities	108,652	3,969	(554)	112,067
Asset-backed securities	49,439	253	(485)	49,207
	1,198,187	35,608	(5,234)	1,228,561

Short term investments
U.S. government and government agency	145,600	6	(2)	145,604
Other foreign governments	3,877	136	-	4,013
Corporates	80,223	1,419	(738)	80,904
Asset-backed securities	1,909	4	-	1,913
	231,609	1,565	(740)	232,434

Equity investments	8,516	124	(8,350)	290
	8,516	124	(8,350)	290

Other investments
Investment funds	13,239	-	(7,753)	5,486
Catastrophe bonds	35,777	402	(51)	36,128
	49,016	402	(7,804)	41,614

Totals	$1,487,328	$37,699	$(22,128)	$1,502,899

For reconciliation purposes, other investments does not include an investment accounted for under the equity method in which the Company is deemed to have a significant influence and as such, is not accounted for at fair value under the FASB ASC guidance for financial instruments. This investment is recorded at $3.4 million and $4.3 million at September 30, 2010 and December 31, 2009, respectively.

The following table presents the contractual maturity dates of fixed maturities and short term investments as at September 30, 2010 and December 31, 2009:

	As at September 30, 2010		As at December 31, 2009
	Amortized cost	Fair value	Amortized cost	Fair value

Due within one year	$46,059	$46,198	$308,865	$312,253
Due after 1 through 5 years	826,132	865,384	577,634	588,707
Due after 5 through 10 years	173,533	185,685	311,819	324,095
Due after 10 years	90,755	99,406	71,478	72,753
Mortgage and asset-backed securities	376,763	386,265	160,000	163,187
Total	$1,513,242	$1,582,938	$1,429,796	$1,460,995

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

The following table presents a breakdown of the credit quality of the Company’s fixed maturities and short term investments at September 30, 2010 and December 31, 2009:

	As at September 30, 2010		As at December 31, 2009

	Fair value	Percentage of total	Fair value	Percentage of total
Rating Category
AAA	$991,396	62.6%	$1,043,223	71.4%
AA	208,192	13.2%	111,300	7.6%
A	270,537	17.1%	214,214	14.7%
BBB	112,813	7.1%	91,723	6.3%
Below investment grade	-	0.0%	535	0.0%
Total	$1,582,938	100.0%	$1,460,995	100.0%

We have included credit rating information with respect to our investments portfolio because it enhances the reader’s understanding of its composition and consistency with our investment philosophy.

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

The Level 3 investments are reviewed by the Company along with the valuation methods.  The fair value of the private equity investment funds is determined by the investment fund managers using the net asset value provided by the administrator or manager of the funds on a quarterly basis and fair value adjustments where it is deemed appropriate based on analysis and discussions with the fund managers.  The fair value of the mortgage-backed investment fund is determined by the net asset valuation provided by the independent administrator of the fund.  These valuations are then adjusted for cash flows since the most recent valuation, which is a methodology generally employed in the investment industry.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

As at September 30, 2010 and December 31, 2009, the Company’s investments are allocated among fair value levels as follows:

	Fair Value Measurement at September 30, 2010, using:
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	Fair value measurements

Fixed maturity investments
U.S. government and agency securities	$272,798	$175,303	$97,495	$-
U.S. states and political subdivisions	1,605	-	1,605	-
Other foreign government	288,502	-	288,502	-
Corporates	614,299	-	614,299	-
Mortgage-backed securities	238,701	-	238,701	-
Asset-backed securities	147,564	-	147,564	-
	1,563,469	175,303	1,388,166	-

Short term investments
U.S. government and agency securities	1,000	-	1,000	-
Other foreign government	717	-	717	-
Corporates	17,752	-	17,752	-
	19,469	-	19,469	-

Equity investments
Financial services	172	172	-	-
	172	172	-	-

Other investments
Investment funds	28,471	-	-	28,471
Catastrophe bonds	76,798	-	76,798	-
	105,269	-	76,798	28,471

Totals	$1,688,379	$175,475	$1,484,433	$28,471

For the Level 3 items still held as of September 30, 2010, the total change in fair value is $1.8 million for both the three and nine months ended September 30, 2010. Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the three and nine month periods.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

	Fair Value Measurement at December 31, 2009, using:
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	Fair value measurements

Fixed maturity investments
U.S. government and agency securities	$431,715	$380,843	$50,872	$-
U.S. states and political subdivisions	1,903	-	1,903	-
Other foreign government	114,427	-	114,427	-
Corporates	519,242	-	519,242	-
Mortgage-backed securities	112,067	-	111,290	777
Asset-backed securities	49,207	-	47,686	1,521
	1,228,561	380,843	845,420	2,298

Short term investments
U.S. government and agency securities	145,604	125,755	19,849	-
Other foreign government	4,013	-	4,013	-
Corporates	80,904	-	80,904	-
Asset-backed securities	1,913	-	1,913	-
	232,434	125,755	106,679	-
Equity investments
Financial services	290	290	-	-
	290	290	-	-

Other investments
Investment funds	5,486	-	-	5,486
Catastrophe bonds	36,128	-	36,128	-
	41,614	-	36,128	5,486

Totals	$1,502,899	$506,888	$988,227	$7,784

For reconciliation purposes, other investments does not include an investment accounted for under the equity method in which the Company is deemed to have a significant influence and as such, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment is recorded at $3.4 million and $4.3 million at September 30, 2010 and December 31, 2009, respectively.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

The reconciliation of the fair value for the Level 3 investments for the nine months ended September 30, 2010, including purchases and sales and change in realized and unrealized gains (losses) in earnings, is set out below:

	For the nine months ended September 30, 2010
	Fixed maturities	Investment funds	Total

Fair value, December 31, 2009	$2,298	$5,486	$7,784
Total realized losses included in earnings	(226)	-	(226)
Total unrealized gains included in earnings	512	58	570
Purchases	-	190	190
Sales	(2,584)	-	(2,584)
Fair value, March 31, 2010	$-	$5,734	$5,734
Total realized losses included in earnings	-	-	-
Total unrealized gains included in earnings	-	4	4
Purchases	-	17,080	17,080
Sales	-	-	-
Fair value, June 30, 2010	$-	$22,818	$22,818
Total realized losses included in earnings	-	-	-
Total unrealized gains included in earnings	-	1,764	1,764
Purchases	-	3,889	3,889
Sales	-	-	-
Fair value, September 30, 2010	$-	$28,471	$28,471

Pledged assets

The Company holds cash and cash equivalents and fixed maturity securities that were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, Lloyd’s of London requirements and insurance laws.

The total amount of such cash and cash equivalents and fixed maturity securities as at September 30, 2010 and December 31, 2009, respectively are as follows:

	As at September 30, 2010	As at December 31, 2009

Cash and cash equivalents	$51,266	$85,916
Fixed maturity securities	474,132	425,109
Total	$525,398	$511,025

Other investments

The catastrophe bonds held pay a variable and fixed interest coupon and generate investment return, and their performance is contingent upon climatological and geological events.

The Company’s investment funds consist of investments in private equity and mortgage-backed investment funds.  As at September 30, 2010 and December 31, 2009, the Company had total outstanding investment commitments of $20.4 million and $3.4 million, respectively. Redemptions from these investments occur at the discretion of the general partner, board of directors or, in other cases, subject to a majority vote by the investors. The Company does not expect to redeem a significant portion of these investments prior to 2016.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

The following table presents the fair value of the Company’s investments funds as at September 30, 2010 and December 31, 2009:

	As at September 30, 2010	As at December 31, 2009
	Fair value	Fair value

Private equity funds	$7,450	$5,486
Mortgage-backed investment funds	21,021	-
Total	$28,471	$5,486

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

The Company enters into derivative instruments such as interest rate futures contracts, foreign currency forward contracts and currency swaps in order to manage portfolio duration and interest rate risk, borrowing costs and foreign currency exposure.  The Company enters into index futures contracts and total return swaps to gain exposure to the underlying asset or index. The Company also purchases “to be announced” mortgage-backed securities (“TBA”) as part of its investing activities.  The Company manages the exposure to these instruments based on guidelines established by management and approved by the Company’s Board of Directors.

The Company has entered into certain foreign currency forward contracts in order to hedge its net investments in foreign subsidiaries, and has designated these as hedging instruments.  These foreign currency forward contracts are carried at fair value and the realized and unrealized gains and losses are recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that these are effective as hedges.  All other derivatives are not designated as hedges, and accordingly, these instruments are carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

The details of the derivatives held by the Company as of September 30, 2010 and December 31, 2009 are as follows:

	As at September 30, 2010
	Asset derivatives	Liability derivatives
	recorded in other assets	recorded in other liabilities	Total derivatives
		Fair value	Net notional exposure	Fair value
	Fair value
Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	$-	$230	$42,796	$(230)
	-	230		(230)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$670	$17,725	$(670)
Foreign currency forward contracts	8,615	35,784	810,159	(27,169)
Futures contracts	526	6,907	958,701	(6,381)
	9,141	43,361		(34,220)
Purpose - exposure
Futures contracts	$6,528	$44	$176,536	$6,484
Mortgage-backed securities TBA	2	9	3,980	(7)
Other reinsurance derivatives	-	66	-	(66)
	6,530	119		6,411

Total derivatives	$15,671	$43,710		$(28,039)

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

	As at December 31, 2009
	Asset derivatives	Liability derivatives
	recorded in other assets	recorded in other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value

Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	$148	$512	$88,312	$(364)
	148	512		(364)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$260	$-	$18,655	$260
Foreign currency forward contracts	12,532	6,386	288,832	6,146
	12,792	6,386		6,406
Purpose - exposure
Futures contracts	$3,847	$-	$150,770	$3,847
Total return swaps	409	436	45,948	(27)
Mortgage-backed securities TBA	-	399	41,496	(399)
Other reinsurance derivatives	-	1,596		(1,596)
	4,256	2,431		1,825

Total derivatives	$17,196	$9,329		$7,867

(1)         Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

Designated

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
Derivatives designated	(Effective portion)			(Ineffective portion)
as hedging instruments	For the three months ended September 30,			For the three months ended September 30,
	2010	2009	Location	2010	2009
Foreign currency forward contracts (1)	$(4,270)	$(2,132)	Net realized and unrealized (losses) - other	$(206)	$(404)
	$(4,270)	$(2,132)		$(206)	$(404)

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
Derivatives designated	(Effective portion)			(Ineffective portion)
as hedging instruments	For the nine months ended September 30,			For the nine months ended September 30,
	2010	2009	Location	2010	2009
Foreign currency forward contracts (1)	$200	$(4,519)	Net realized and unrealized (losses) - other	$(478)	$(1,107)
	$200	$(4,519)		$(478)	$(1,107)

(1)	Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

Non-Designated

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the three months ended September 30,
as hedging instruments	Location	2010	2009
Futures contracts	Net realized and unrealized gains (losses) - investments	$17,144	$(1,041)
Total return swaps	Net realized and unrealized gains - investments	-	2,036
Currency swaps	Net realized and unrealized gains - other	1,818	819
Foreign currency forward contracts	Net realized and unrealized (losses) - investments	(70,393)	(12,365)
Foreign currency forward contracts	Net realized and unrealized gains - other	5,495	535
Mortgage-backed securities TBA	Net realized and unrealized gains - investments	2	1,100
Other reinsurance derivatives	Net realized and unrealized gains - other	570	423
		$(45,364)	$(8,493)

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the nine months ended September 30,
as hedging instruments	Location	2010	2009
Futures contracts	Net realized and unrealized (losses) gains - investments	$(3,209)	$3,261
Total return swaps	Net realized and unrealized gains (losses) - investments	1,105	(5,866)
Currency swaps	Net realized and unrealized (losses) gains - other	(948)	1,012
Foreign currency forward contracts	Net realized and unrealized (losses) - investments	(21,977)	(31,909)
Foreign currency forward contracts	Net realized and unrealized gains - other	11,106	9,897
Mortgage-backed securities TBA	Net realized and unrealized gains - investments	890	2,241
Other reinsurance derivatives	Net realized and unrealized gains - other	1,689	1,471
		$(11,344)	$(19,893)

Foreign currency forward contracts

The Company enters into foreign currency forward contracts for the purpose of hedging its net investment in foreign subsidiaries which are recorded as designated hedges. All other foreign currency forward contracts are not designated as hedges and are entered into for the purposes of currency risk management.

Futures contracts

The Company uses futures contracts to gain exposure to certain markets or indexes and to hedge interest rate risk.  The Company has entered into equity index, commodity index and interest rate futures as part of its investment strategy.

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

Fair value disclosure

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as at September 30, 2010 and December 31, 2009 is allocated between levels as follows:

	Fair Value Measurement at September 30, 2010, using:
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	Fair value measurements

Description
Futures contracts	$103	$103	$-	$-
Swaps	(670)	-	(670)	-
Foreign currency forward contracts	(27,399)	-	(27,399)	-
Mortgage-backed securities TBA	(7)	-	(7)	-
Other reinsurance derivatives	(66)	-	-	(66)
Total derivatives	$(28,039)	$103	$(28,076)	$(66)

For the Level 3 items still held as of September 30, 2010, the total change in fair value recorded in net realized and unrealized gains (losses) – other for the three and nine months ended September 30, 2010 is a $0.6 million gain and $0.2 million loss, respectively.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

For the nine months ended
September 30, 2010
Other reinsurance derivatives
Fair value, December 31, 2009	$(1,596)
Total premium earned included in earnings	642
Purchases	(250)
Sales	-
Fair value, March 31, 2010	$(1,204)
Total premium earned included in earnings	$563
Purchases	-
Sales	-
Fair value, June 30, 2010	$(641)
Total premium earned included in earnings	$575
Purchases	-
Sales	-
Fair value, September 30, 2010	$(66)

Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during any of these periods.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

6.      GOODWILL AND INTANGIBLES

Goodwill relates to the following reportable segments:	Reinsurance	Lloyd's	Island Heritage	Total
Balance as at December 31, 2009	$3,144	$3,339	$10,050	$16,533
Impact of foreign exchange	(36)	(92)	-	(128)
Balance as at September 30, 2010	$3,108	$3,247	$10,050	$16,405

	Carrying value at beginning of period	Impairment loss	Accumulated amortization (1)	Impact of foreign exchange	Carrying value at end of period
Finite life intangibles

Tradename	$1,308	$(1,173)	$-	$(135)	$-
Software	3,924	-	(306)	(119)	3,499
Distribution network	3,356	-	(229)	(101)	3,026
	$8,588	$(1,173)	$(535)	$(355)	$6,525
Indefinite life intangibles

Lloyd's syndicate capacity	$25,353	$-	$-	$(690)	$24,663
Licenses	1,849	(1,074)	-	-	775
	$27,202	$(1,074)	$-	$(690)	$25,438
Aggregate amortization expenses (1)

For the nine months ended September 30, 2010					$603

Estimated amortization expense	For the years ending December 31,	Amount

	2010	$809
	2011	708
	2012	681
	2013	656
	2014	634

(1) Accumulated amortization is converted at the end of period foreign exchange rate and amortization expense is converted at an average foreign exchange rate for the period.

During the second quarter of 2010, the Company recognized an impairment charge of $1.1 million related to a license classified as an indefinite life intangible.  During the third quarter of 2010, the Company recognized an impairment charge of $1.2 million related to a tradename classified as a finite life intangible.  The impairment charges are included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income.

7.       ASSETS HELD FOR SALE

On August 2, 2010, and September 30, 2010, respectively, the Company terminated operational lease agreements for two aircraft, with Banc of America Leasing, at the casualty value stipulated in the lease agreements.  Following the purchase of these leased aircraft, the aggregate carrying value of these aircraft was $22.6 million. The Company estimates the current market value of these aircraft to be approximately $11.0 million. Therefore, the Company recorded impairment charges in its Reinsurance segment of $11.6 million in the third quarter of 2010. The impairment charges are included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income. The Company intends to sell these aircraft and therefore they have been reflected as assets held for sale on the unaudited condensed consolidated balance sheet as at September 30, 2010.

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

On July 27, 2010, Mont Fort repurchased 32.7 million preferred shares relating to its second cell, Mont Fort ILW 2, for $47.5 million.

The Company has considered the implications of these share repurchases as they relate to the FASB ASC Topic on Consolidations, specifically relating to variable interest entities, and has concluded that the Company remains the primary beneficiary and should continue to consolidate Mont Fort.

9.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three and nine months ended September 30, 2010, the Company incurred interest expense of $2.4 million and $7.0 million, respectively, on the Deferrable Interest Debentures compared to $2.8 million and $9.5 million, respectively, for the same periods in 2009.  Also, at both September 30, 2010 and December 31, 2009, the Company had $0.8 million of interest payable included in other liabilities.

The Company does not carry its long term debt at fair value on its consolidated balance sheets.  At September 30, 2010, the Company estimated the fair value of its long term debt to be approximately $222.0 million compared to $203.9 million at December 31, 2009.

Letter of credit facilities

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas (the “BNP Facility”).  The BNP Facility had an initial term of one year and the Company decided to let the facility expire as per the terms of the agreement effective June 4, 2010.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is used to support the reinsurance obligations of the Company and its subsidiaries.  As at September 30, 2010, $32.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $35.9 million of fixed maturity securities from the Company’s investment portfolio.

On April 28, 2010, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”).  The Citi Facility comprises a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company and its subsidiaries, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  As at September 30, 2010, $388.1 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $435.5 million of fixed maturity securities from the Company’s investment portfolio.  This facility replaces a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

These facilities are used to provide security to reinsureds and are collateralized by the Company, at least to the extent of the letters of credit outstanding at any given time.

10.      SHARE BASED COMPENSATION

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

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

Performance Share Units

The Company’s PSU Plan is the Company’s shareholder approved primary executive long term incentive scheme.  Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of Directors, PSUs may be granted to executive officers and certain other key employees and vesting is contingent upon the Company meeting certain diluted return-on-equity (“DROE”) goals.

At the Company’s Annual General Meeting of shareholders held on May 14, 2010, the PSU Plan was amended to modify the treatment of PSUs upon the retirement of an employee and to cancel PSUs if (a) the Company is required to make a financial restatement due to a material misstatement and (b) those PSUs were granted based upon the erroneous financial information.

A summary of the activity under the PSU Plan as at September 30, 2010, and changes during the three and nine months ended September 30, 2010 is as follows:

	For the three months ended September 30, 2010			For the nine months ended September 30, 2010
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	4,095,175	$10.22	1.4	3,305,713	$10.04	1.6
Granted	-	-		824,500	10.94
Forfeited	(150,117)	10.32		(185,155)	10.28
Outstanding at end of period	3,945,058	10.22	1.1	3,945,058	10.22	1.1

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. For the three and nine months ended September 30, 2010, $3.1 million and $11.0 million, respectively, of compensation expense has been recorded in general and administrative expenses in relation to the PSU Plan compared to $2.7 million and $7.9 million, respectively, for the same periods in 2009.  The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a two or three year period.  As at September 30, 2010 and December 31, 2009, there was a total of $15.4 million and $19.4 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 1.6 years and 1.6 years, respectively.

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

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

A summary of the activity under the RSU Plan as at September 30, 2010 and changes during the three and nine months ended September 30, 2010, are as follows:

	For the three months ended September 30, 2010			For the nine months ended September 30, 2010
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	565,923	$11.00	0.5	373,157	$10.89	0.5
Granted	23,315	10.16		251,136	10.97
Forfeited	(33,300)	10.21		(60,315)	10.16
Exercised in the period	-	-		(8,040)	10.51
Outstanding at end of period	555,938	11.01	0.4	555,938	11.01	0.4

As at September 30, 2010 and December 31, 2009, there was a total of $1.4 million and $0.9 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.0 year and 1.0 year, respectively.  A compensation expense of $0.2 million and $1.7 million, respectively, has been recorded in general and administrative expenses for the three and nine months ended September 30, 2010, compared to $0.5 million and $2.1 million, respectively, for the same periods in 2009 in relation to the RSU Plan.

Since the inception of the RSU Plan in July 2006, 400,842 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled.  During the three and nine months ended September 30, 2010, nil and 64,896 RSUs, respectively, were granted to the directors, compared to nil and 72,666 RSUs, respectively, during the same periods in 2009.  During the three and nine months ended September 30, 2010, nil and 8,040 RSUs, respectively, granted to directors were converted into common shares of the Company as elected by the directors, compared to nil and 2,985 during the same periods in 2009.

The Company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of the PSUs and RSUs outstanding as of September 30, 2010 was $41.9 million and $5.9 million, respectively.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

11.       EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Basic earnings per common share
Net income attributable to Flagstone	$37,261	$67,130	$82,034	$170,687
Weighted average common shares outstanding	77,369,143	83,799,627	79,605,828	84,505,115
Weighted average vested restricted share units	262,013	205,157	266,136	205,912
Weighted average common shares outstanding—Basic	77,631,156	84,004,784	79,871,964	84,711,027
Basic earnings per common share	$0.48	$0.80	$1.03	$2.01

Diluted earnings per common share
Net income attributable to Flagstone	$37,261	$67,130	$82,034	$170,687
Weighted average common shares outstanding	77,369,143	83,799,627	79,605,828	84,505,115
Weighted average vested restricted share units outstanding	262,013	205,157	266,136	205,912
	77,631,156	84,004,784	79,871,964	84,711,027
Share equivalents:
Weighted average unvested restricted share units	141,691	171,818	199,195	198,313
Weighted average common shares outstanding—Diluted	77,772,847	84,176,602	80,071,159	84,909,340
Diluted earnings per common share	$0.48	$0.80	$1.02	$2.01

At September 30, 2010 and 2009, there was a warrant outstanding which would result in the issuance of 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.  Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at September 30, 2010, and 2009, there were 3,945,058 and 2,813,585 PSUs expected to vest, respectively.  The maximum number of common shares that could be issued under the PSU Plan at September 30, 2010 and 2009 was 5,179,372 and 4,220,378, respectively.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

12.       COMMON SHARES

Common shares

At September 30, 2010, the total authorized common voting shares of the Company were 300,000,000, with a par value of $0.01 per common share (December 31, 2009 – 300,000,000).

	For the periods ended
	September 30, 2010	December 31, 2009
Common voting shares:
Balance at beginning of period	82,985,219	84,801,732
Conversion of performance share units (1)	-	42,000
Conversion of restricted share units (1)	8,040	141,487
Shares repurchased and held in treasury	(6,405,106)	(2,000,000)
Balance at end of period	76,588,153	82,985,219

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

On May 18, 2010, the Company announced that its Board of Directors had approved an increase in its share buyback program allowing the Company to purchase, from time to time, subject to market conditions, share price and other factors, its outstanding common shares up to a value of $50.0 million.

On May 21, 2010, in connection with the resignation of Mark J. Byrne as Executive Chairman of the Company’s Board of Directors, the Company entered into a private purchase agreement, which was attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2010 filed with the SEC on August 3, 2010, for the repurchase of 2,000,000 common shares from Limestone Business Limited, a company controlled and capitalized by Mr. Byrne.  These shares were repurchased pursuant to the Company’s buyback program on May 25, 2010, at a total cost of $24.0 million.

During the third quarter of 2010, the Company repurchased 1,420,960 common shares pursuant to its buyback program at a total cost of $14.8 million.  Of the common shares repurchased, 900,000 common shares were purchased on August 20, 2010, under a private purchase agreement for the employee share compensation plans (PSU plan and RSU plan), while the remaining 520,960 common shares were purchased on the open market.  As of September 30, 2010, authority to repurchase up to $11.2 million of common shares remained available under the buyback program.

13.       LEGAL PROCEEDINGS

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  As at September 30, 2010, the Company was not a party to any material litigation or arbitration proceedings.

14.    SEGMENT REPORTING

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

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes and interest in earnings of equity investments, total assets, and ratios for each reportable segment for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30, 2010
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$129,701	$35,567	$29,479	$(9,098)	$185,649
Premiums ceded	(13,565)	(4,812)	(16,994)	9,098	(26,273)
Net premiums written	116,136	30,755	12,485	-	159,376
Net premiums earned	$161,671	$36,921	$102	$-	$198,694
Other related income	295	845	5,677	(4,408)	2,409
Loss and loss adjustment expenses	(95,780)	(23,466)	157	-	(119,089)
Acquisition costs	(21,949)	(8,961)	(4,113)	4,408	(30,615)
General and administrative expenses	(40,094)	(6,333)	(2,911)	-	(49,338)
Underwriting income (loss)	$4,143	$(994)	$(1,088)	$-	$2,061

Loss ratio (2)	59.2%	63.6%	(2.7)%		59.9%
Acquisition cost ratio (2)	13.6%	24.3%	71.2%		15.4%
General and administrative expense ratio (2)	24.8%	17.2%	50.4%		24.8%
Combined ratio (2)	97.6%	105.1%	118.9%		100.1%
Total assets	$2,536,580	$259,362	$101,531		$2,897,473

Reconciliation:
Underwriting income					$2,061
Net investment income					7,488
Net realized and unrealized gains - investments					40,165
Net realized and unrealized gains - other					7,677
Other loss					(624)
Interest expense					(2,690)
Net foreign exchange losses					(17,072)
Income before income taxes and interest in earnings of equity investments					$37,005

	For the three months ended September 30, 2009
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$132,274	$24,356	$28,215	$(10,255)	$174,590
Premiums ceded	(24,168)	(10,243)	(15,621)	10,251	(39,781)
Net premiums written	108,106	14,113	12,594	(4)	134,809
Net premiums earned	$173,408	$18,291	$3,818	$-	$195,517
Other related income	1,037	1,454	4,127	(2,956)	3,662
Loss and loss adjustment expenses	(69,134)	(11,012)	(29)	-	(80,175)
Acquisition costs	(29,972)	(4,648)	(3,560)	2,956	(35,224)
General and administrative expenses	(28,237)	(4,187)	(2,842)	-	(35,266)
Underwriting income (loss)	$47,102	$(102)	$1,514	$-	$48,514

Loss ratio (2)	39.9%	60.2%	0.4%		41.0%
Acquisition cost ratio (2)	17.3%	25.4%	44.8%		18.0%
General and administrative expense ratio (2)	16.3%	22.9%	35.8%		18.0%
Combined ratio (2)	73.5%	108.5%	81.0%		77.0%
Total assets	$2,416,999	$114,256	$112,612		$2,643,867

Reconciliation:
Underwriting income					$48,514
Net investment income					10,779
Net realized and unrealized gains - investments					21,286
Net realized and unrealized gains - other					1,373
Other income					607
Interest expense					(2,814)
Net foreign exchange losses					(2,390)
Income before income taxes and interest in earnings of equity investments					$77,355

(1) Inter-segment eliminations relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd's.
(2) For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

	For the nine months ended September 30, 2010
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$768,095	$148,529	$70,557	$(31,719)	$955,462
Premiums ceded	(120,395)	(23,901)	(65,886)	31,719	(178,463)
Net premiums written	647,700	124,628	4,671	-	776,999
Net premiums earned	$532,296	$110,219	$5,073	$-	$647,588
Other related income	3,260	10,976	16,822	(11,983)	19,075
Loss and loss adjustment expenses	(305,773)	(92,073)	(485)	-	(398,331)
Acquisition costs	(92,176)	(26,349)	(12,494)	11,983	(119,036)
General and administrative expenses	(108,199)	(17,890)	(7,146)	-	(133,235)
Underwriting income (loss)	$29,408	$(15,117)	$1,770	$-	$16,061

Loss ratio (2)	57.4%	83.5%	2.2%		61.5%
Acquisition cost ratio (2)	17.3%	23.9%	57.1%		18.4%
General and administrative expense ratio (2)	20.3%	16.2%	32.6%		20.6%
Combined ratio (2)	95.0%	123.6%	91.9%		100.5%
Total assets	$2,536,580	$259,362	$101,531		$2,897,473

Reconciliation:
Underwriting income					$16,061
Net investment income					22,992
Net realized and unrealized gains - investments					37,305
Net realized and unrealized gains - other					11,369
Other income					282
Interest expense					(7,749)
Net foreign exchange losses					(5,260)
Income before income taxes and interest in earnings of equity investments					$75,000

	For the nine months ended September 30, 2009
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$715,532	$109,949	$70,025	$(30,722)	$864,784
Premiums ceded	(120,610)	(21,767)	(63,535)	30,720	(175,192)
Net premiums written	594,922	88,182	6,490	(2)	689,592
Net premiums earned	$512,139	$38,495	$4,694	$-	$555,328
Other related income	3,541	3,887	14,815	(10,239)	12,004
Loss and loss adjustment expenses	(189,279)	(24,331)	(800)	-	(214,410)
Acquisition costs	(90,867)	(8,532)	(10,304)	10,239	(99,464)
General and administrative expenses	(85,129)	(11,484)	(7,531)	-	(104,144)
Underwriting income (loss)	$150,405	$(1,965)	$874	$-	$149,314

Loss ratio (2)	37.0%	63.2%	4.1%		38.6%
Acquisition cost ratio (2)	17.7%	22.2%	52.8%		17.9%
General and administrative expense ratio (2)	16.6%	29.8%	38.6%		18.8%
Combined ratio (2)	71.3%	115.2%	95.5%		75.3%
Total assets	$2,416,999	$114,256	$112,612		$2,643,867

Reconciliation:
Underwriting income					$149,314
Net investment income					19,672
Net realized and unrealized gains - investments					26,469
Net realized and unrealized gains - other					11,273
Other loss					(233)
Interest expense					(9,490)
Net foreign exchange losses					(3,125)
Income before income taxes and interest in earnings of equity investments					$193,880

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

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S dollars, except for share amounts, per share amounts and percentages)

Index

15.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued and has determined that there were no subsequent events that require disclosure.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at September 30, 2010 and December 31, 2009, and our results of operations for the three and nine months ended September 30, 2010 and 2009.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (our “Annual Report”), filed with the SEC on March 1, 2010.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” contained in the Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

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

We measure our financial success through long term growth in diluted book value per common share plus accumulated distributions measured over intervals of three years, which we believe is the most appropriate measure of our performance, a measure that focuses on the return provided to our common shareholders.  Diluted book value per common share is obtained by dividing shareholders’ equity by the number of common shares and common share equivalents outstanding including all potentially dilutive securities such as the warrant, performance share units (“PSU”) and restricted share units (“RSU”).

Index

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

Our expenses consist primarily of the following types: loss and loss adjustment expenses (“LAE”) incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write and can include brokerage, gross commission costs, profit commission and premium taxes; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our PSU and RSU Plans, and other general operating expenses; interest expenses related to our debt obligations; and noncontrolling interest, which represents the interest of external parties with respect to the net income of Mont Fort, Island Heritage, and Flagstone Africa (until November 10, 2009).  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income to date has been earned in Bermuda, a non-taxable jurisdiction, the tax impact on our operations has historically been minimal.  Effective May 17, 2010, we became a Luxembourg tax resident entity due to the redomestication (discussed below) and   therefore will be subject to Luxembourg corporate income tax, municipal business tax, withholding tax, and net wealth tax. Our management will attempt to minimize the income tax impact through effective tax planning.

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

On May 21, 2010, Mark J. Byrne stepped down as Executive Chairman of our Board of Directors.  In connection with his resignation, Flagstone Holdings (Bermuda) Limited (“Bermuda Holdings”), one of our subsidiaries, and Mr. Byrne entered into a General Release and Settlement Agreement (the “Release Agreement”) which was filed as Exhibit 10.1 to our Quarterly Report for the quarter ending June 30, 2010 filed with the SEC on August 3, 2010.  Mr. Byrne continues to serve as a non-executive member of our Board of Directors.  David Brown, who has served as our Chief Executive Officer since our inception in 2005 and all other members of the senior management team, continue in their current roles.  Daniel James, a member of the Board of Directors since our inception, has succeeded Mr. Byrne as Chairman.

We report our results to the chief operating decision maker based on three reportable segments:  Reinsurance, Lloyd’s and Island Heritage.  We regularly review our financial results and assess our performance on the basis of these three reportable segments.

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

Island Heritage

Island Heritage is a property and casualty insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums and office buildings in the Caribbean region.

Critical Accounting Policies

Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Annual Report.  Our critical accounting policies at September 30, 2010, have not changed compared to December 31, 2009.

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

New Accounting Pronouncements

Adoption of new accounting pronouncements

During the first quarter of 2010, we adopted the FASB amendments to ASC Topic 860, “Transfers and Servicing,” (“ASC 860”) which codified FASB Statement No. 166, “Accounting for Transfers of Financial Assets”.  ASC 860 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale.  It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  The effect of adopting ASC 860 did not have a material impact on our consolidated results of operations and financial condition.

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

Index

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires new disclosures about fair value measurement as set forth in the Fair Value Measurements and Disclosures – Overall Subtopic of the FASB ASC.  Specifically, this update requires disclosing (1) the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers, and (2) information about purchases, sales, issuances, and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs.  The ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We adopted the relevant portions of ASU 2010-06 in the first quarter of 2010, and the effect of adopting the update did not have a material impact on the consolidated results of operations and financial condition.

New accounting pronouncements

In October 2010, the FASB issued Accounting Standards Update No. 2010-26, “Financial Services and Insurance (Topic 944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”).  The objective of ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU 2010-26 is effective for interim and annual periods beginning after December 15, 2011. We are currently assessing the potential impact, if any, of the adoption of ASU 2010-26 on our consolidated results of operations and financial condition.

Results of Operations - For the Three and Nine Months Ended September 30, 2010 and 2009

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

	For the three months ended	For the nine months ended
U.S. dollar (weakened) strengthened against:	September 30, 2010	September 30, 2010

Canadian dollar	(3.5)%	(1.9)%
Swiss franc	(9.7)%	(5.2)%
Euro	(11.5)%	5.0%
British pound sterling	(5.1)%	2.7%
Indian rupee	(3.4)%	(3.6)%
South African rand	(10.1)%	(5.6)%

Index

Summary Overview

The following table sets forth financial highlights for the three months ending September 30, 2010 and 2009:

	For the three months ended September 30,
	2010	2009	$ Change	% Change

Underwriting income	$2,061	$48,514	$(46,453)	(95.8)%
Net investment income	$7,488	$10,779	$(3,291)	(30.5)%
Net realized and unrealized gains - investments	$40,165	$21,286	$18,879	88.7%
Net realized and unrealized gains - other	$7,677	$1,373	$6,304	459.1%
Net income attributable to Flagstone	$37,261	$67,130	$(29,869)	(44.5)%

Net income attributable to Flagstone per common share—Basic	$0.48	$0.80	$(0.32)
Net income attributable to Flagstone per common share—Diluted (1)	$0.48	$0.80	$(0.32)
Loss ratio	59.9%	41.0%		18.9%
Expense ratio	40.2%	36.0%		4.2%
Combined ratio	100.1%	77.0%		23.1%

	As at
	September 30, 2010	December 31, 2009	$ Change	% Change
Basic book value per common share	$15.93	$14.56	$1.37	9.4%
Diluted book value per common share	$15.10	$13.97	$1.13	8.1%
Diluted book value per common share plus accumulated distributions (2)	$15.62	$14.36	$1.26	8.8%

The following table sets forth financial highlights for the nine months ending September 30, 2010 and 2009:

	For the nine months ended September 30,
	2010	2009	$ Change	% Change

Underwriting income	$16,061	$149,314	$(133,253)	(89.2)%
Net investment income	$22,992	$19,672	$3,320	16.9%
Net realized and unrealized gains - investments	$37,305	$26,469	$10,836	40.9%
Net realized and unrealized gains - other	$11,369	$11,273	$96	0.9%
Net income attributable to Flagstone	$82,034	$170,687	$(88,653)	(51.9)%

Net income attributable to Flagstone per common share—Basic	$1.03	$2.01	$(0.98)
Net income attributable to Flagstone per common share—Diluted (1)	$1.02	$2.01	$(0.99)
Loss ratio	61.5%	38.6%		22.9%
Expense ratio	39.0%	36.7%		2.3%
Combined ratio	100.5%	75.3%		25.2%

	As at
	September 30, 2010	December 31, 2009	$ Change	% Change
Basic book value per common share	$15.93	$14.56	$1.37	9.4%
Diluted book value per common share	$15.10	$13.97	$1.13	8.1%
Diluted book value per common share plus accumulated distributions (2)	$15.62	$14.36	$1.26	8.8%

(1)   Net income attributable to Flagstone per common share - Diluted for the three and nine months ended September 30, 2010, does not contain the effect of:
    a. the warrant conversion as this would be anti-dilutive for U.S. GAAP purposes.
    b. the PSU conversion until the end of the performance period, when the number of shares issuable under the PSU Plan will be known.  There were 3,945,058 PSU’s expected to vest under the PSU plan as at  September 30, 2010.

(2)      Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Company’s redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

Index

The decrease in underwriting income in the three and nine months ended September 30, 2010, is primarily due to significant catastrophe losses (net of reinsurance and reinstatements) in those periods compared to the same periods last year. The three main events in the nine month periods ended September 30, 2010, are the Chile earthquake ($59.8 million; Reinsurance segment - $53.5 million, Lloyd’s segment $6.3 million), which occurred in the first quarter, the Deepwater Horizon oil rig explosion ($41.3 million; Reinsurance segment - $27.3 million, Lloyd’s segment $14.0 million), which occurred in the second quarter and the New Zealand earthquake ($52.5 million; Reinsurance segment - $51.2 million, Lloyd’s segment $1.3 million) which occurred during the third quarter.  As described in the year to date reinsurance segment discussion below, $22.9 million of loss expenses during the second quarter relate to losses incurred by Mont Fort. Although such loss expenses are consolidated within our results, they do not impact Flagstone’s net income as they are attributable to the noncontrolling interest.  The increases in the net realized and unrealized gains on investments for the three and nine months ended September 30, 2010, were primarily due to realized and unrealized gains on the fixed maturities due to tightening of credit spreads and decrease in interest rates.

The following table provides supplemental financial data regarding the net impact from the second quarter losses on the Deepwater Horizon oil rig on our reporting segments’ financial results for the nine months ended September 30, 2010:

	For the nine months ended September 30, 2010
	($ in millions)
	Reinsurance	Lloyd's	Island Heritage	Total

Gross losses incurred	$(27.5)	$(18.2)	-	$(45.7)
Losses retroceded excluding Mont Fort sidecar	0.2	0.9	-	1.1
Reinstatement premiums earned	-	3.3	-	3.3
Net impact on segment results	(27.3)	(14.0)	-	(41.3)

Noncontrolling interest - Mont Fort sidecar	22.9	-	-	22.9

Consolidated net income impact	$(4.4)	$(14.0)	$-	$(18.4)

These items are discussed in more detail in the following sections.

In addition to the U.S. GAAP financial measures set forth in this Quarterly Report, we have presented “basic and diluted book value per common share, which is a non-GAAP financial measure.  Our management uses growth in diluted book value per common share as a prime measure of the value we are generating for our common shareholders, as we believe that growth in our diluted book value per common share ultimately translates into growth in our stock price.

Basic book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares outstanding at the end of the period plus vested restricted share units, giving no effect to dilutive securities.  Diluted book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period including all potentially dilutive securities such as the warrant, PSU and RSU. When the effect of securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per common share.  The warrant was anti-dilutive and was excluded from the calculation of diluted book value per common share as at September 30, 2010 and 2009.

 Index

Non-GAAP Reconciliation

	As at September 30, 2010	As at December 31, 2009
	(Expressed in thousands of U.S. dollars, except share and per share data)

Flagstone shareholders' equity	$1,224,053	$1,211,018
Potential net proceeds from assumed:
Exercise of PSU (1)	-	-
Exercise of RSU (1)	-	-
Conversion of warrant (2)	-	-
Diluted Flagstone shareholders' equity	$1,224,053	$1,211,018

Cumulative distributions paid per outstanding common share (3)	$0.52	$0.40

Common shares outstanding - end of period	76,588,153	82,985,219
Vested RSUs	262,013	205,157
Total common shares outstanding - end of period	76,850,166	83,190,376

Potential shares to be issued:
PSUs expected to vest	3,945,058	3,305,713
RSUs outstanding	293,925	168,000
Conversion of warrant (2)	-	-
Common shares outstanding - diluted	81,089,149	86,664,089

Basic book value per common share	$15.93	$14.56

Diluted book value per common share	$15.10	$13.97

Basic book value per common share plus accumulated distributions	$16.45	$14.96

Diluted book value per common share plus accumulated distributions	$15.62	$14.36

Distributions per common share paid during the period (3)	$0.12

(1) No proceeds due when exercised
(2) Below strike price - not dilutive
(3) Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Company’s redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends

Index

Outlook and Trends

North America

As anticipated, demand for North American catastrophe reinsurance was met by available reinsurance market capacity resulting in orderly but softening renewals continuing through the third quarter 2010.  On average, approximately 10% price reductions were observed on the third quarter business which was heavily dominated by July 1 Atlantic hurricane exposed renewals.  A high level of hurricane activity was experienced with hurricanes Earl and Igor threatening but fortunately not making a direct US landfall; producing no material U.S. insured losses. This has resulted in significant profits for reinsurers writing US Cat reinsurance business through the end of October. Overall, barring any significant industry losses to harden the market, we expect a general a softening trend to continue into 2011, marked by increased discipline from reinsurers exercising increasing amounts of share buybacks.

Specialty Lines

Global Specialty lines continue to be mixed, with some lines offering attractive risk-adjusted pricing while conversely some areas remain under pressure. Softening rates in the energy sector should be reversed, particularly marine liabilities as a result of the Deepwater Horizon loss and expected increasing demand. Unfortunately this market has not hardened to the degree initially expected through the third quarter. Both commercial aviation and workers compensation catastrophe lines of business continue to provide inadequate returns for the associated risk in our view.  However, we approach the specialty lines tactically, and continue to search for attractive transactions that help achieve the highest risk adjusted margins.

International

Price easing has continued during the third quarter but in a controlled manner with the Reinsurance market maintaining a disciplined approach.  Latin America and Australia dominated the July 1 renewals and pricing was generally flat to off 5%, with the exception of programs that had sustained losses from the Chile earthquake or hail storms in Australia, where rate increases were evident.  The expectation is for continued softening, although the recent October 1 renewals indicated that any price reduction will hopefully be kept to a modest level between 0% to 5%.

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

Index

Gross Premiums Written

Details of consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	For the three months ended September 30,
	2010		2009
	Gross premiums written	Percentage of total	Gross premiums written (5)	Percentage of total
Line of business
Reinsurance and Lloyd's (1)
Property catastrophe	$54,075	29.1%	$60,281	34.5%
Property	52,011	28.0%	43,310	24.8%
Short-tail specialty and casualty	50,084	27.0%	42,784	24.5%
Island Heritage
Insurance	29,479	15.9%	28,215	16.2%
Total	$185,649	100.0%	$174,590	100.0%

	For the nine months ended September 30,
	2010		2009
	Gross premiums written	Percentage of total	Gross premiums written (5)	Percentage of total
Line of business
Reinsurance and Lloyd's (1)
Property catastrophe	$454,071	47.5%	$443,332	51.3%
Property	210,580	22.0%	151,813	17.5%
Short-tail specialty and casualty	220,254	23.1%	199,614	23.1%
Island Heritage
Insurance	70,557	7.4%	70,025	8.1%
Total	$955,462	100.0%	$864,784	100.0%

	For the three months ended September 30,
	2010		2009
	Gross premiums written	Percentage of total	Gross premiums written (5)	Percentage of total
Geographic area of risk insured (2)
Caribbean (3)	$33,444	18.0%	$29,252	16.8%
Europe	14,083	7.6%	17,303	9.9%
Japan and Australasia	11,799	6.4%	17,181	9.8%
North America	68,181	36.7%	53,137	30.4%
Worldwide risks (4)	33,114	17.8%	39,714	22.8%
Other	25,028	13.5%	18,003	10.3%
Total	$185,649	100.0%	$174,590	100.0%

	For the nine months ended September 30,
	2010		2009
	Gross premiums written	Percentage of total	Gross premiums written (5)	Percentage of total
Geographic area of risk insured (2)
Caribbean (3)	$83,218	8.7%	$78,041	9.0%
Europe	112,778	11.8%	102,735	11.9%
Japan and Australasia	57,301	6.0%	55,564	6.4%
North America	421,701	44.2%	370,888	42.9%
Worldwide risks (4)	212,434	22.2%	201,910	23.4%
Other	68,030	7.1%	55,646	6.4%
Total	$955,462	100.0%	$864,784	100.0%

(1)	Gross premiums written relating to Lloyd’s segment are primarily included in property and short-tail specialty and casualty.
(2)	Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(3)	Gross premiums written related to the Island Heritage segment are included in the Caribbean geographic area.
(4)	This geographic area includes contracts that cover risks in two or more geographic zones.
(5)	Gross premiums written in 2009 have been reclassified to conform to current year presentation.

Index

Reinsurance Segment

Premiums Ceded

In the normal course of our business, we purchase reinsurance in order to manage our exposures.  The amount and type of reinsurance that we enter into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of our gross premiums written during a particular period.

Reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.  The majority of these contracts are excess-of-loss contracts covering one or more lines of business.  To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business.  We also purchase protection through catastrophe bond structures, Valais Re and Montana Re, and industry loss warranty (“ILW”) policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.

Various factors will continue to affect our appetite and capacity to write and retain risk.  These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition and other considerations.

Below is a summary of the underwriting results and ratios for our Reinsurance segment for the three months ended September 30, 2010 and 2009:

	For the three months ended September 30,
	2010	2009	$ Change	% Change

Property catastrophe reinsurance	$63,162	$69,715	$(6,553)	(9.4)%
Property reinsurance	35,888	31,689	4,199	13.3%
Short tail specialty and casualty reinsurance	30,651	30,870	(219)	(0.7)%
Gross premiums written	129,701	132,274	(2,573)	(1.9)%
Premiums ceded	(13,565)	(24,168)	10,603	(43.9)%
Net premiums written	116,136	108,106	8,030	7.4%
Net premiums earned	161,671	173,408	(11,737)	(6.8)%
Other related income	295	1,037	(742)	(71.5)%
Loss and loss adjustment expenses	(95,780)	(69,134)	(26,646)	38.5%
Acquisition costs	(21,949)	(29,972)	8,023	(26.8)%
General and administrative expenses	(40,094)	(28,237)	(11,857)	42.0%
Underwriting income	$4,143	$47,102	$(42,959)	(91.2)%

Loss ratio	59.2%	39.9%		19.3%
Acquisition cost ratio	13.6%	17.3%		(3.7)%
General and administrative expense ratio	24.8%	16.3%		8.5%
Combined ratio	97.6%	73.5%		24.1%

•
The decrease in net underwriting results is primarily related to incurred losses on more significant catastrophic events in 2010, such as New Zealand earthquake, as compared to the same period in 2009, and to the increase in general and administrative expenses which is related to asset impairment losses.

Index

•	Premiums ceded were 10.5% of gross reinsurance premiums written compared to 18.3% for the same period in 2009.

•
Each quarter we review our premiums estimates and commission accruals based on information provided by brokers and clients. For proportional treaties, gross premiums written and related acquisition costs are estimated on a quarterly basis based on discussions with ceding companies, together with historical experience and management’s judgment. During the quarter ended September 30, 2010, we recorded negative premiums adjustments on large proportional treaties. As a result, gross premiums written, net premiums earned and acquisition costs decreased for the quarter ended September 30, 2010.

•
The increase in the loss ratio compared to the third quarter of 2009 was primarily due to more significant losses from catastrophic events in the current quarter compared to the same period last year, including net incurred losses related to the New Zealand earthquake ($51.2 million).

•
Each quarter we revisit our loss estimates for previous loss events.  During the quarter ended September 30, 2010, based on updated estimates provided by clients and brokers, we recorded net adverse developments for prior accident years of $3.7 million. During the third quarter of 2009, the net favorable developments for prior catastrophe events were $0.4 million.

•
The increase in general and administrative expenses is mainly attributable to charges of $12.9 million related to our decision to sell corporate aircraft ($11.6 million of impairment charge related to assets held for sale and $1.3 million loss on sale). See Note 7 “Assets Held for Sale” to the unaudited condensed consolidated financial statements for further details regarding the impairment charge.

Below is a summary of the underwriting results and ratios for our Reinsurance segment for the nine months ended September 30, 2010 and 2009:

	For the nine months ended September 30,
	2010	2009	$ Change	% Change

Property catastrophe reinsurance	$479,660	$470,281	$9,379	2.0%
Property reinsurance	144,162	118,692	25,470	21.5%
Short tail specialty and casualty reinsurance	144,273	126,559	17,714	14.0%
Gross premiums written	768,095	715,532	52,563	7.3%
Premiums ceded	(120,395)	(120,610)	215	(0.2)%
Net premiums written	647,700	594,922	52,778	8.9%
Net premiums earned	532,296	512,139	20,157	3.9%
Other related income	3,260	3,541	(281)	(7.9)%
Loss and loss adjustment expenses	(305,773)	(189,279)	(116,494)	61.5%
Acquisition costs	(92,176)	(90,867)	(1,309)	1.4%
General and administrative expenses	(108,199)	(85,129)	(23,070)	27.1%
Underwriting income	$29,408	$150,405	$(120,997)	(80.4)%

Loss ratio	57.4%	37.0%		20.4%
Acquisition cost ratio	17.3%	17.7%		(0.4)%
General and administrative expense ratio	20.3%	16.6%		3.7%
Combined ratio	95.0%	71.3%		23.7%

•
The decrease in net underwriting results is primarily related to incurred losses on more significant catastrophic events in 2010, such as the New Zealand earthquake, which occurred in the third quarter, Deepwater Horizon loss discussed above, which occurred in the second quarter and the net losses on the first quarter Chile earthquake, as compared to the same period in 2009, as well as a significant increase in general and administrative expenses. The increase in general and administrative expenses is discussed in more detail below.

•
The increase in gross property reinsurance premiums written is primarily due to increased signed share with existing clients and the addition of new clients, also the increase in gross short tail specialty and casualty reinsurance premiums written are primarily driven by increased business with existing clients and the addition of new clients.

•	Premiums ceded were 15.7% of gross reinsurance premiums written compared to 16.9% for the same period in 2009.

Index

•
The increase in the loss ratio compared to the same period in 2009 was primarily due to more significant losses from catastrophic events in the current period compared to the same period last year, including net incurred losses related to the New Zealand earthquake ($51.2 million), the Chile earthquake ($59.4 million) and to Deepwater Horizon oil rig ($27.3 million).  The Deepwater Horizon loss is driven by an ILW loss of $25.0 million, approximately 91.0% of which is attributable to Mont Fort.  While such loss expenses are consolidated within our results, they do not impact Flagstone’s net income as they are attributable to the noncontrolling interest.  The loss (net of recoveries and reinstatement premiums) to Flagstone’s reinsurance segment from the Deepwater Horizon rig was $4.4 million.

•
The increase in general and administrative expenses is mainly attributable to charges of $12.9 million related to our decision to sell corporate aircraft ($11.6 million of impairment charge related to assets held for sale and $1.3 million loss on sale), a $2.2 million severance expense related to the resignation of our Executive Chairman, an impairment charge of $1.1 million for intangible assets and to higher stock compensation costs compared to the same period in 2009. See Note 6 “Goodwill and Intangibles” and Note 7 “Assets Held for Sale” to the unaudited condensed consolidated financial statements for further details regarding the impairment charges.

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

Below is a summary of the underwriting results and ratios for our Lloyd’s segment for the three months ended September 30, 2010 and 2009:

	For the three months ended September 30,
	2010	2009	$ Change	% Change

Property reinsurance	$16,123	$11,621	$4,502	38.7%
Short tail specialty and casualty reinsurance	19,444	12,735	6,709	52.7%
Gross premiums written	35,567	24,356	11,211	46.0%
Premiums ceded	(4,812)	(10,243)	5,431	(53.0)%
Net premiums written	30,755	14,113	16,642	117.9%
Net premiums earned	36,921	18,291	18,630	101.9%
Other related income	845	1,454	(609)	(41.9)%
Loss and loss adjustment expenses	(23,466)	(11,012)	(12,454)	113.1%
Acquisition costs	(8,961)	(4,648)	(4,313)	92.8%
General and administrative expenses	(6,333)	(4,187)	(2,146)	51.3%
Underwriting loss	$(994)	$(102)	$(892)	(874.5)%

Loss ratio	63.6%	60.2%		3.4%
Acquisition cost ratio	24.3%	25.4%		(1.1)%
General and administrative expense ratio	17.2%	22.9%		(5.7)%
Combined ratio	105.1%	108.5%		(3.4)%

•
The increase in the gross property premiums written is primarily due to the growth in direct and facultative and binder business, while the growth in gross specialty premiums written is primarily due to growth in hull and energy business.

Index

•	Premiums ceded were 13.5% of gross premiums written compared to 42.1% of gross premiums written for the same quarter in 2009.

•
Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were less than $0.1 million compared to $0.8 million for the same quarter in 2009.  This amount is eliminated upon consolidation.

•	The loss expenses for the three months ended September 30, 2010 have increased due to the growth in the business.

•
The decrease in acquisition cost ratio is primarily attributable to changes in the business mix.  Acquisition costs include brokerage, gross commission costs, profit commission and premium taxes. The acquisition cost ratio is calculated by dividing acquisition cost expenses by net premiums earned.

•
General and administrative expenses include staff and salary related costs, administration expenses and Lloyd’s specific costs such as syndicate expenses.  The increase in the third quarter of 2010, as compared to the same period in 2009, is primarily related to the growth in our Lloyd’s operations and an impairment charge of $1.2 million for intangible assets.  See Note 6 "Goodwill and Intangibles" to the unaudited condensed consolidated financial statements for further details regarding the impairment charge.

Below is a summary of the underwriting results and ratios for our Lloyd’s segment for the nine months ended September 30, 2010 and 2009:

	For the nine months ended September 30,
	2010	2009	$ Change	% Change

Property reinsurance	$66,413	$39,060	$27,353	70.0%
Short tail specialty and casualty reinsurance	82,116	70,889	11,227	15.8%
Gross premiums written	148,529	109,949	38,580	35.1%
Premiums ceded	(23,901)	(21,767)	(2,134)	9.8%
Net premiums written	124,628	88,182	36,446	41.3%
Net premiums earned	110,219	38,495	71,724	186.3%
Other related income	10,976	3,887	7,089	182.4%
Loss and loss adjustment expenses	(92,073)	(24,331)	(67,742)	278.4%
Acquisition costs	(26,349)	(8,532)	(17,817)	208.8%
General and administrative expenses	(17,890)	(11,484)	(6,406)	55.8%
Underwriting (loss)	$(15,117)	$(1,965)	$(13,152)	(669.3)%

Loss ratio	83.5%	63.2%		20.3%
Acquisition cost ratio	23.9%	22.2%		1.7%
General and administrative expense ratio	16.2%	29.8%		(13.6)%
Combined ratio	123.6%	115.2%		8.4%

•	The increase in the gross property premiums written is primarily due to the growth in direct and facultative and binder business.

•	Premiums ceded were 16.1% of gross premiums written compared to 19.8% of gross premiums written for the same period in 2009.

•
Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $6.1 million compared to $3.8 million for the same period in 2009.  The 2009 intercompany reinsurance program began during the second quarter. This amount is eliminated upon consolidation.

•
Other related income, derived from services provided to syndicates and third parties, increased primarily as a result of the recognition of profit commission from Syndicate 1861’s 2007 year of account, recorded in the first quarter in the amount of $7.0 million.

Index

•	Loss events recorded include:

• •
Second quarter 2010 - loss of $17.3 million related to the Deepwater Horizon oil rig ($14.0 million net of reinstatement premiums), and
First quarter 2010 - loss of $6.6 million related to the Chile earthquake ($6.3 million net of reinstatement premiums).

•
General and administrative expenses include staff and salary related costs, administration expenses and Lloyd’s specific costs such as syndicate expenses. The increase is primarily related to the growth in Lloyd’s operations and an impairment charge of $1.2 million for intangible assets.  See Note 6 "Goodwill and Intangibles" to the unaudited condensed consolidated financial statements for further details regarding the impairment charge.

Island Heritage Segment

Below is a summary of the underwriting results and ratios for our Island Heritage segment for the three months ended September 30, 2010 and 2009:

	For the three months ended September 30,
	2010	2009	$ Change	% Change

Gross premiums written	$29,479	$28,215	$1,264	4.5%
Premiums ceded	(16,994)	(15,621)	(1,373)	8.8%
Net premiums written	12,485	12,594	(109)	(0.9)%
Net premiums earned	102	3,818	(3,716)	(97.3)%
Other related income	5,677	4,127	1,550	37.5%
Loss and loss adjustment expenses	157	(29)	186	(641.4)%
Acquisition costs	(4,113)	(3,560)	(553)	15.5%
General and administrative expenses	(2,911)	(2,842)	(69)	2.4%
Underwriting (loss) income	$(1,088)	$1,514	$(2,602)	171.9%

Loss ratio (1)	(2.7)%	0.4%		(3.1)%
Acquisition cost ratio (1)	71.2%	44.8%		26.4%
General and administrative expense ratio (1)	50.4%	35.8%		14.6%
Combined ratio (1)	118.9%	81.0%		37.9%

(1) For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

•
The increase in gross premiums written is primarily related to growth in the U.S. Virgin Islands and Bahamas, partially offset by decreased business in the Cayman Islands and Turks and Caicos. Contracts are written on a per risk basis and consist primarily of property lines.

•	Premiums ceded were 57.6% of gross premiums written compared to 55.4% of gross premiums written for the same quarter in 2009.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $9.1 million compared to $9.4 million for the same period in 2009. This amount is eliminated on consolidation.

•
Other related income consists primarily of quota share reinsurance ceding commissions. The other related income includes $4.4 million related to the quota share arrangement between Island Heritage and Flagstone Suisse. This amount is eliminated upon consolidation.

Index

Below is a summary of the underwriting results and ratios for our Island Heritage segment for the nine months ended September 30, 2010 and 2009:

	For the nine months ended September 30,
	2010	2009	$ Change	% Change

Gross premiums written	$70,557	$70,025	$532	0.8%
Premiums ceded	(65,886)	(63,535)	(2,351)	3.7%
Net premiums written	4,671	6,490	(1,819)	(28.0)%
Net premiums earned	5,073	4,694	379	8.1%
Other related income	16,822	14,815	2,007	13.5%
Loss and loss adjustment expenses	(485)	(800)	315	(39.4)%
Acquisition costs	(12,494)	(10,304)	(2,190)	21.3%
General and administrative expenses	(7,146)	(7,531)	385	(5.1)%
Underwriting income	$1,770	$874	$896	(102.5)%

Loss ratio (1)	2.2%	4.1%		(1.9)%
Acquisition cost ratio (1)	57.1%	52.8%		4.3%
General and administrative expense ratio (1)	32.6%	38.6%		(6.0)%
Combined ratio (1)	91.9%	95.5%		(3.6)%

(1) For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

•
The slight increase in gross premiums written is primarily related to continued growth in the Bahamas, offset by softening of rates in the U.S. Virgin Islands and the Cayman Islands. Contracts are written on a per risk basis and consist primarily of property lines.

•	Premiums ceded were 93.4% of gross premiums written compared to 90.7% of gross premiums written for the same period in 2009.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $25.6 million compared to $26.9 million for the same period in 2009. This amount is eliminated upon consolidation.

•
Other related income consists primarily of quota share reinsurance ceding commissions.  The other related income includes $11.9 million related to the quota share arrangement between Island Heritage and Flagstone Suisse.  This amount is eliminated upon consolidation.

 Investment Results

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

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
Investment portfolio return	2.6%	2.0%	0.6%	3.3%	3.1%	0.2%

•
The change in return on invested assets during the three and nine months ended September 30, 2010 as compared to the same periods in 2009 is primarily due to positive performance of equity and commodities markets along with tightening of credit spreads and decreasing interest rates.

Index

Net investment income

Net investment income is derived from interest earned on investments, partially offset by investment management and custody fees.
The following table sets forth investment income for the three months ended September 30, 2010 and 2009:

	For the three months ended September 30,
	2010	2009	$ Change	% Change

Cash and cash equivalents	$462	$915	$(453)	(49.5)%
Fixed maturities investments	8,574	10,910	(2,336)	(21.4)%
Short term investments	190	455	(265)	(58.2)%
Equity investments	-	12	(12)	(100.0)%
Other investments	(56)	61	(117)	(191.8)%
Investment expenses	(1,682)	(1,574)	(108)	6.9%
Net investment income	$7,488	$10,779	$(3,291)	(30.5)%

•
The decrease is principally due to amortization on our treasury inflation-linked securities and decreasing interest rates. In the current quarter, our treasury inflation-linked securities had lower amortization income compared to the same quarter of 2009, due to the lower inflation rates in the current quarter. These decreases were partially offset by the increase in asset level in the current quarter.

The following table sets forth investment income for the nine months ended September 30, 2010 and 2009:

	For the nine months ended September 30,
	2010	2009	$ Change	% Change

Cash and cash equivalents	$866	$2,622	$(1,756)	(67.0)%
Fixed maturities investments	24,608	19,926	4,682	23.5%
Short term investments	854	922	(68)	(7.4)%
Equity investments	-	60	(60)	(100.0)%
Other investments	689	(11)	700	6363.6%
Investment expenses	(4,025)	(3,847)	(178)	4.6%
Net investment income	$22,992	$19,672	$3,320	16.9%

•
The increase is primarily due to the amortization on our treasury inflation-linked securities as well as the increase in asset level in the current year. During the nine months ended September 30, 2010, our treasury inflation-linked securities had higher amortization income compared to the same period in 2009, due to the higher inflation rates in the current period. These increases were partially offset by lower interest rates during the period.

Net realized and unrealized gains and losses – investments

The following table is the breakdown of net realized and unrealized gains - investments for the three months ended September 30, 2010 and 2009:

	For the three months ended September 30,
	2010	2009	$ Change	% Change

Net realized gains on fixed maturities	$766	$8,733	$(7,967)	(91.2)%
Net unrealized gains on fixed maturities	86,867	21,570	65,297	302.7%
Net realized gains on equities	-	799	(799)	(100.0)%
Net unrealized (losses) on equities	(29)	(407)	378	92.9%
Net realized and unrealized (losses) on derivative instruments - investments	(53,247)	(10,270)	(42,977)	(418.5)%
Net realized and unrealized gains on other investments	5,808	861	4,947	574.6%
Total net realized and unrealized gains - investments	$40,165	$21,286	$18,879	88.7%

Index

•
The net realized and unrealized gains on the fixed maturities are primarily due to foreign exchange on non-U.S. dollar bonds, tightening of credit spreads and decrease in interest rates.  Foreign exchange gains were largely offset by losses on derivatives used for foreign exchange hedging, as described in more detail below.

•	The net realized and unrealized losses on derivative instruments are primarily due to net realized and unrealized losses on foreign currency forward contracts, as described in more detail below.

•	The net realized and unrealized gains on other investments are primarily due to net realized and unrealized gains on catastrophe bonds.

The following table is a breakdown of net realized and unrealized gains – investments for the nine months ended September 30, 2010 and 2009:

	For the nine months ended September 30,
	2010	2009	$ Change	% Change

Net realized gains on fixed maturities	$16,641	$13,188	$3,453	26.2%
Net unrealized gains on fixed maturities	38,451	46,926	(8,475)	(18.1)%
Net realized (losses) on equities	-	(2,482)	2,482	(100.0)%
Net unrealized (losses) gains on equities	(102)	3,008	(3,110)	(103.4)%
Net realized and unrealized (losses) on derivative instruments - investments	(23,191)	(32,273)	9,082	28.1%
Net realized and unrealized gains (losses) on other investments	5,506	(1,898)	7,404	390.1%
Total net realized and unrealized gains - investments	$37,305	$26,469	$10,836	40.9%

•
The net realized and unrealized gains on the fixed maturities are primarily due to foreign exchange on non-U.S. dollar bonds, tightening of credit spreads and decreases in interest rates.  Foreign exchange gains were largely offset by losses on derivatives used for foreign exchange hedging, as described in more detail below.

•	The net realized and unrealized losses on derivative instruments are primarily due to net realized and unrealized losses on foreign currency forward contracts, as described in more detail below.

•	The net realized and unrealized gains on other investments are primarily due to net realized and unrealized gains on catastrophe bonds.

The following table is a breakdown of the net realized and unrealized (losses) on derivatives included in the table above for the three months ended September 30, 2010 and 2009:

	For the three months ended September 30,
	2010	2009	$ Change	% Change

Futures contracts	$17,144	$(1,041)	$18,185	1746.9%
Total return swaps	-	2,036	(2,036)	(100.0)%
Foreign currency forward contracts	(70,393)	(12,365)	(58,028)	(469.3)%
Mortgage-backed securities TBA	2	1,100	(1,098)	(99.8)%
Net realized and unrealized (losses) on derivatives - investments	$(53,247)	$(10,270)	$(42,977)	(418.5)%

•	The net realized and unrealized gains on future contracts are primarily due to positive performance of equity and commodities markets.

•
The net realized and unrealized losses on foreign currency forward contracts are related to currency hedges on non-U.S. dollar bonds and are offset by net realized and unrealized gains on the fixed maturities as described above.

Index

The following table is a breakdown of the net realized and unrealized (losses) on derivatives included in the table above for the nine months ended September 30, 2010 and 2009:

	For the nine months ended September 30,
	2010	2009	$ Change	% Change

Futures contracts	$(3,209)	$3,261	$(6,470)	(198.4)%
Total return swaps	1,105	(5,866)	6,971	118.8%
Foreign currency forward contracts	(21,977)	(31,909)	9,932	31.1%
Mortgage-backed securities TBA	890	2,241	(1,351)	(60.3)%
Net realized and unrealized (losses) on derivatives - investments	$(23,191)	$(32,273)	$9,082	28.1%

•
The net realized and unrealized losses on future contracts are primarily due to negative performance of the commodities markets and decreases in interest rates which affected our short position in interest rate futures used to manage duration.

•
The net realized and unrealized losses on foreign currency forward contracts are related to currency hedges on non-U.S. dollar bonds and are offset by net realized and unrealized gains on the fixed maturities as described above.

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

Reinsurance derivatives relate to ILWs that are structured as derivative transactions. The amounts shown in the tables below are premiums earned on ILWs.

The following table is the breakdown of net realized and unrealized gains - other for the three months ended September 30, 2010 and 2009:

	For the three months ended September 30,
	2010	2009	$ Change	% Change

Currency swaps	$1,818	$819	$999	122.0%
Foreign currency forward contracts	5,289	131	5,158	3937.4%
Reinsurance derivatives	570	423	147	34.8%
Net realized and unrealized gains - other	$7,677	$1,373	$6,304	459.1%

•
The net gains associated with the currency swaps and foreign currency forward contracts are due to currency fluctuation which is partially offset by losses recorded through balance sheet currency revaluations and are attributable to Flagstone Suisse’s net assets (undesignated hedge) and on operational hedges on reinsurance balances.

Index

The following table is the breakdown of net realized and unrealized gains – other for the nine months ended September 30, 2010 and 2009:

	For the nine months ended September 30,
	2010	2009	$ Change	% Change

Currency swaps	$(948)	$1,012	$(1,960)	(193.7)%
Foreign currency forward contracts	10,628	8,790	1,838	20.9%
Reinsurance derivatives	1,689	1,471	218	14.8%
Net realized and unrealized gains - other	$11,369	$11,273	$96	0.9%

•
The net gains associated with the currency swaps and foreign currency forward contracts are due to currency fluctuation which is partially offset by losses recorded through balance sheet currency revaluations and are attributable to Flagstone Suisse’s net assets (undesignated hedge) and on operational hedges on reinsurance balances.

Interest Expense

Interest expense was $2.7 million and $7.7 million for the three and nine months ended September 30, 2010, respectively, compared to $2.8 million and $9.5 million for the three and nine months ended September 30, 2009, respectively.  Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  The decrease in interest expense for the three and nine months ended September 30, 2010, compared to the same periods in 2009 is primarily related to the decrease in short term interest rates from period to period.

Foreign Exchange

For the three and nine months ended September 30, 2010, we experienced net foreign exchange losses of $17.1 million and $5.3 million, respectively, compared to losses of $2.4 million and $3.1 million for the three and nine months ended September 30, 2009, respectively.   Net foreign exchange losses were principally experienced on the net monetary asset and liability balances denominated in foreign currencies.  Our policy is to hedge the majority of our foreign currency exposures with derivative instruments such as foreign currency swaps and foreign currency forward contracts.  Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains – other” in the unaudited condensed consolidated statements of operations and comprehensive income.

Income Tax Expense

We have subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The significant jurisdictions in which our subsidiaries are subject to tax are Canada, Cyprus, India, Luxembourg, South Africa, Switzerland, the U.S. Virgin Islands (“USVI”) and the United Kingdom.  However, since the majority of our income to date has been earned in Bermuda where we are exempt from income tax, our tax impact to date has been minimal.  During the three and nine months ended September 30, 2010, income tax expense was $1.0 million and $4.3 million, respectively, compared to $0.5 million and $0.1 million for the three and nine months ended September 30, 2009, respectively.

Noncontrolling Interest

The results of Mont Fort have been included in our unaudited condensed consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as noncontrolling interest since January 12, 2007, in accordance with the FASB ASC Topic on Consolidation.  In relation to Mont Fort, we recorded a loss attributable to noncontrolling interest of $1.4 million and $13.1 million for the three and nine months ended September 30, 2010, respectively, compared to income attributable to noncontrolling interest of $7.7 million and $20.5 million, respectively, for the same periods in 2009.  During the second quarter, losses of $22.9 million related to the Deepwater Horizon oil rig were recorded.

The results of operations of Island Heritage have been included in our unaudited condensed consolidated financial statements from July 1, 2007 onwards, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  For the three and nine months ended September 30, 2010, we recorded a loss attributable to noncontrolling interest of $0.2 million and income of $1.0 million, respectively, compared to income attributable to noncontrolling interest of $0.9 million and $1.0 million for the three and nine months ended September 30, 2009, respectively.

Index

On November 10, 2009, Flagstone Suisse became the sole shareholder of Flagstone Africa by acquiring the remaining 35% of shares owned by Imperial Holdings Limited for a purchase price of $11.4 million.  We recorded a loss attributable to noncontrolling interest of $0.7 million and $0.5 million for the three and nine months ended September 30, 2009, respectively.

Comprehensive Income

Comprehensive income attributable to Flagstone for the three and nine months ended September 30, 2010 was $42.7 million and $82.7 million, respectively, compared to $62.7 million and $171.6 million for the same periods in 2009.  For the three months ended September 30, 2010, comprehensive income attributable to Flagstone included a net income of $35.7 million, $5.3 million for the change in the currency translation adjustment, $0.1 million for the change in the defined benefit pension plan obligations and $1.6 million related to comprehensive loss attributable to noncontrolling interest in subsidiaries compared to $76.5 million of net income, $(4.7) million for the change in the currency translation adjustment, $0.5 million for the change in the defined benefit pension plan obligation and $9.6 million related to comprehensive income attributable to noncontrolling interest in subsidiaries for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, comprehensive income attributable to Flagstone included $69.8 million of net income, $0.5 million for the change in the currency translation adjustment, $0.2 million for the change in the defined benefit pension plan obligation and a $12.2 million comprehensive loss attributable to noncontrolling interest in subsidiaries, compared to $192.8 million of net income, $2.6 million for the change in the currency translation adjustment, $0.1 million for the change in the defined benefit pension plan obligation and $23.9 million related to comprehensive income attributable to noncontrolling interest in subsidiaries for the nine months ended September 30, 2009.

The currency translation adjustment is a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  We have entered into certain foreign currency forward contracts that we have designated as hedges in order to hedge our net investment in foreign subsidiaries.  To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment.  We designated $42.8 million and $88.3 million of foreign currency forwards contractual value as hedge instruments, which had fair values of $(0.2) million and $(0.4) million, at September 30, 2010 and December 31, 2009, respectively.  We recorded $4.3 million of realized and unrealized foreign exchange losses and $0.2 million of realized and unrealized foreign exchange gains on these hedges during the three and nine months ended September 30, 2010, respectively, and $2.1 million and $4.5 million of realized and unrealized foreign exchange losses on these hedges during the three and nine months ended September 30, 2009, respectively.

Financial Condition, Liquidity and Capital Resources

Financial Condition

At September 30, 2010, our total of investments, cash and cash equivalents, and restricted cash was $2.1 billion, compared to $1.9 billion at December 31, 2009.

The major factors contributing to the increase in the nine months ended September 30, 2010, were:
•	Cash from operations of $232.7 million
•	Cash used in investing activities of $111.0 million
•	Common share repurchases of $72.4 million
•	Repurchase of Mont Fort preferred shares of $79.5 million
•	Distributions paid to shareholders of $9.5 million

Our investment portfolio on a risk basis, at September 30, 2010, comprised 87.2% fixed maturities, short term investments and cash and cash equivalents, 6.2% equities and the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time. However, our investments in investment funds, which represent 0.4% of our total investments and cash and cash equivalents at September 30, 2010, do not trade in active markets and are subject to redemption provisions that prevent us from converting them into cash immediately.

At September 30, 2010, all of the fixed maturity securities in our investment portfolio were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA+.  At December 31, 2009, all of the fixed maturity securities in our investment portfolio, with the exception of $0.5 million, were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) with an average rating of AA+.

Index

At September 30, 2010 and December 31, 2009, the average duration of our investment portfolio was 2.1 years and 2.3 years, respectively.

Other investments as at September 30, 2010, amounted to $108.7 million compared to $45.9 million at December 31, 2009.  At September 30, 2010, the other investments comprised of $76.8 million in catastrophe bonds and $28.5 million in investment funds, which are recorded at fair value and our $3.4 million investment, which is accounted for under the equity method.  The increase in other investments during the first nine months of 2010 is principally related to net purchases of catastrophe bonds and investment funds.

The net receivable for investments sold at September 30, 2010, was $9.1 million, compared to a net payable for investments purchased of $6.3 million at December 31, 2009.  Net payables and receivables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

See Note 4 “Investments” to the unaudited condensed consolidated financial statements for further details on amortized cost, gross unrealized gains and losses, and rating and maturity distributions.

Liquidity

Cash flows from operations for the nine months ended September 30, 2010 decreased to $232.7 million from $260.2 million as compared to the same period in 2009.  This decrease in cash flows from operations was primarily related to lower net income and increased reinsurance premium receivables, offset by increased loss and loss adjustment expense reserves.  Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of distributions to shareholders, share related transactions and the issuance or repayment of debt.  During the nine months ended September 30, 2010, net cash of $160.8 million was used in financing activities, compared to net cash used in financing activities of $107.2 million for the nine months ended September 30, 2009.  In the first nine months of 2010, the net cash used in financing activities related to the redemption of preferred shares in Mont Fort ILW 2, the repurchase of common shares held in treasury, and the payment of distributions to shareholders.  In the first nine months of 2009, the net cash used by financing activities related principally to the redemption of preferred shares in Mont Fort ILW 1, the repurchase of common shares held in treasury, the payment of distributions to shareholders and the repayment of debt.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in our investment portfolio.

For the period from October 2005 until September 30, 2010, we have had sufficient cash flows from operations to meet our liquidity requirements.  We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio.  We may require additional capital in the near term, whether through letters of credit or otherwise.  In the current financial environment, it may be difficult for the insurance industry generally, and us in particular, to raise additional capital when required, on acceptable terms or at all.  Cash and cash equivalents were $309.0 million at September 30, 2010.

Index

Capital Resources

Our total capital resources at September 30, 2010 and December 31, 2009 were as follows:

	As at
	September 30, 2010	December 31, 2009

Long term debt	$251,472	$252,402
Common shares	850	850
Common shares held in treasury	(84)	(20)
Additional paid-in capital	830,107	892,817
Accumulated other comprehensive loss	(6,319)	(6,976)
Retained earnings	399,499	324,347
Total capitalization	$1,475,525	$1,463,420

The movement in additional paid-in capital for the nine months ended September 30, 2010, primarily arises from $72.4 million for the repurchase of common shares held in treasury, offset by $13.3 million of stock based compensation.

For the nine months ended September 30, 2010, accumulated other comprehensive loss arose from the changes in currency translation adjustment of $0.5 million and the defined benefit pension plan obligation of $0.2 million.

Letter of Credit Facilities

Under the terms of certain reinsurance contracts, our reinsurance subsidiaries may be required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums.

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas (the “BNP Facility”).  The BNP Facility had an initial term of one year and we decided to let the facility expire as per the terms of the agreement effective June 4, 2010.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is used to support our reinsurance obligations and those of our subsidiaries.  As at September 30, 2010, $32.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $35.9 million of fixed maturity securities from our investment portfolio.

On April 28, 2010, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF–FIS entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”).  The Citi Facility comprises a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support our reinsurance obligations and those of our subsidiaries, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  As at September 30, 2010, $388.1 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $435.5 million of fixed maturity securities from our investment portfolio.  This facility replaces a $450.0 million credit facility with Citibank Europe Plc, which commenced on January 22, 2009.

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

Flagstone Alliance operates under license issued by the Cyprus Insurance Superintendent to conduct general reinsurance and insurance business.  Cyprus Companies Law permits dividends to be declared only if there are available sufficient distributable reserves after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation.  The articles of incorporation of Flagstone Alliance do not require any specific reserves.  Irrespective of the Cyprus Companies Law, Cap 113 requirements and the Flagstone Alliance’s articles of association, Flagstone Alliance should maintain at any time, reserves and assets that meet the Solvency criteria and Orders of the Cyprus Insurance Superintendent.  Flagstone Alliance complies and reports to the Superintendent of Insurance under Solvency I requirements.  Revenue reserves are distributable to the extent permitted by the Companies Law, and Flagstone Alliance’s Articles of Association.  The share premium account cannot be used for the distribution of dividends but can be used to issue bonus shares.  The reserve arising on the conversion of share capital to Euro may be capitalized by way of a future capital increase; alternatively, Flagstone Alliance may decide at a shareholders’ general meeting to distribute the decrease by way of a dividend.

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

We have determined that Montana Re has the characteristics of a variable interest entity that are addressed by the Consolidation Topic of the FASB ASC.  In accordance with the Consolidation Topic, Montana Re is not consolidated because we do not hold a variable interest and as such are not the primary beneficiary.

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

For details relating to our letter of credit facilities see “Financial Condition, Liquidity and Capital Resources - Letter of Credit Facilities”.

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

As at September 30, 2010, the impact on our fixed maturity securities and cash and cash equivalents from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.0%, or approximately $35.2 million.  As at September 30, 2010, the impact on our fixed maturity securities and cash and cash equivalents from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.2%, or approximately $38.7 million.

As at September 30, 2010, we held $386.3 million, or 24.4% of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at September 30, 2010.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, we would also be exposed to reinvestment risk, as cash flows received by us could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity securities and index-linked futures.  The total of such exposure as of September 30, 2010 was $176.7 million.  However, from a fair value perspective, futures are valued for only the unrealized gains and losses, but not for the exposure.  As a result, the fair value of these positions as at September 30, 2010 amounted to $6.7 million and was recorded in both equities and other investments with net realized and unrealized gains of $21.8 million and $3.7 million, respectively, for the three and nine months ended September 30, 2010, recorded in net realized and unrealized gains - investments.  The total exposure of the index-linked futures was $176.5 million as at September 30, 2010.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer.  As at September 30, 2010, our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  We believe this high-quality portfolio reduces our exposure to credit risk on fixed income investments to an acceptable level.  We have included credit rating information with respect to our investment portfolio because it enhances the reader's understanding of its composition and consistency with our investment philosophy.

We do not allow sub-prime investments by any investment manager and therefore do not have any exposure to credit risk associated with these types of securities.   At September 30, 2010, we did not hold any Alt –A securities.

Index

To a lesser extent, we also have credit risk exposure as a party to over-the-counter derivative instruments.  These derivative instruments include foreign currency forward contracts, currency swaps, total return swaps and reinsurance derivatives.  To mitigate this risk, we monitor our exposure by counterparty and ensure that counterparties to these contracts are high-credit-quality international banks or counterparties.

In addition, we have exposure to credit risk as it relates to its trade balances receivable, namely insurance and reinsurance balances receivable.  Premium balances receivable from our clients at September 30, 2010 and December 31, 2009, were $403.9 million and $279.0 million, respectively, including balances both currently due and accrued.  We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $3.8 million in bad debt expenses related to our insurance and reinsurance balances receivable.

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

Foreign Currency Risk

We and our subsidiaries use foreign currency forward contracts and currency swaps to manage currency exposure.  The net notional exposure of foreign currency forward contracts in U.S. dollars as of September 30, 2010 and December 31, 2009 was $847.4 million and $373.7 million. These contracts had a fair value of $(27.4) million and $5.8 million, respectively. The change results from an increased allocation to our non-U.S. dollar strategy, which is hedged back to U.S. dollar per our foreign exchange policy. During the three and nine months ended September 30, 2010, we recorded net realized and unrealized losses of $65.1 million and $11.3 million, respectively, on foreign currency forward contracts and for the three and nine months ended September 30, 2009, we recorded net realized and unrealized losses of $12.2 million and $23.1 million, respectively, on foreign currency forward contracts.

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for our Bermuda, Cayman Islands, Luxembourg, Gibraltar, FSML subsidiaries and Flagstone Suisse, each of whose functional currency is the U.S. dollar.  We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar.  When we incur a loss in a non-U.S. dollar currency, we carry the liability on our books in the original currency.  As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and converted to the functional currency (either U.S. dollar, Euro, British pound sterling or South African rand), and the time claims are paid.

Index

With respect to loss reserves denominated in non-U.S. dollar currencies, our policy is to hedge our non-U.S. dollar foreign currency exposure with forward foreign exchange purchases.  Expected losses means incurred and reported losses as well as incurred but not reported losses.  We do not hedge future catastrophe events.  However, upon the occurrence of a catastrophe loss and when the actuarial department has estimated the loss to the Company, we purchase foreign currency promptly on a forward basis.  When we pay claims in non-functional currencies, we either use the proceeds of a foreign currency forward contract to do so, or buy spot foreign exchange to pay the claim and simultaneously adjust the hedge balance to the new lower exposure.

Investments

A large portion of the securities held in our investment portfolios are measured in U.S. dollars, with a portion of our fixed maturities portfolio invested in non-U.S. dollar currencies.  At the time of purchase, each investment is identified as either a hedged investment, to be maintained with an appropriate currency hedge to U.S. dollars, or an unhedged investment, one not to be maintained with a hedge.  Generally, fixed income investments will be hedged, listed equity investments may or may not be hedged, and other investments such as investment funds will not be hedged.

Financing

When we or our subsidiaries issue a debt or equity financing in a currency other than the functional currency of that company, our practice is to hedge that exposure and designate the foreign currency contracts as hedging instruments.  The contractual amount of these contracts as at September 30, 2010 and December 31, 2009 was $42.8 million and $88.3 million, respectively, and the contracts had a fair value of $(0.2) million and $(0.4) million, respectively. During the three and nine months ended September 30, 2010, we recorded $4.3 million of realized and unrealized losses and $0.2 million of realized and unrealized gains, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.  During the three and nine months ended September 30, 2009, we recorded $2.1 million and $4.5 million of realized and unrealized losses, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

We entered into a currency swap agreement to hedge the Euro-denominated deferrable interest debentures recorded as long term debt.  Under the terms of the foreign currency swap, we exchanged €13.0 million for $18.4 million and will receive Euribor plus 354 basis points and pay LIBOR plus 367 basis points.  The swap expires on September 15, 2011 and had a fair value of $(0.7) million as at September 30, 2010.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the nine month periods ended September 30, 2010 and 2009, approximately 30.7% and 31.4%, respectively, was written in currencies other than the U.S. dollar.  For the nine months ended September 30, 2010, we had net foreign exchange losses of $5.3 million compared to losses of $3.1 million for the same period in 2009.

We do not hedge currencies for which our asset or liability exposures are not material or where unable or impractical to do so.  In such cases, we are exposed to foreign currency risk.  However, we do not believe that the foreign currency risks corresponding to these unhedged positions are material.

Effects of Inflation

We do not believe that inflation has had a material effect on our combined results of operations, except insofar as (a) inflation may affect interest rates, and (b) losses and loss expenses may be affected by inflation.

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the documents we incorporate by reference, contains, and we may from time to time make, written or oral “forward-looking statements” within the meaning of the U.S. Federal securities laws, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside our control that could cause actual results to differ materially from such statements.  In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE.

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

Item 1B. Unresolved Staff Comments
NONE.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum approximate dollar value ($ millions) of shares that may yet be purchased under the program
July 1 - July 31, 2010	-	N/A	-	N/A
August 1 - August 31, 2010	1,301,990	$10.45	1,301,990	$12.4
September 1 - September 30, 2010	118,970	$10.31	1,420,960	$11.2
Total	1,420,960

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

Dated:  November 2, 2010

FLAGSTONE REINSURANCE HOLDINGS, S.A.

By:	/s/ David Brown
David Brown
Chief Executive Officer

(Authorized Officer)

By:	/s/ Patrick Boisvert
Patrick Boisvert
Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.