Form 10-K
period 2010-12-31
Flagstone Reinsurance Holdings, S.A.
filed 2011-03-02
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No   ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2010), was $563,651,400 based on the closing sales price of the Registrant’s common shares of $10.82 on June 30, 2010.

As of  February 22, 2011, the Registrant had 68,713,348  common voting shares outstanding, net of treasury shares, with a par value $0.01 per share.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 12, 2011 (the “Proxy Statement”), are incorporated by reference into Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.
Part III

FLAGSTONE REINSURANCE HOLDINGS, S.A.

PART I

References in this Annual Report on Form 10-K (this “Annual Report”) to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings, S.A. and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Flagstone Syndicate Management Limited (formerly Marlborough Underwriting Agency Limited), its United Kingdom  Lloyd's managing agency, Island Heritage Holdings Ltd., its Cayman Islands based insurance holding company, Flagstone Alliance Insurance & Reinsurance PLC, its wholly-owned Cyprus insurance and reinsurance company, Flagstone Reinsurance Africa Limited, its wholly-owned South African reinsurance company, Mont Fort Re Ltd., its wholly-owned Bermuda reinsurance company, and any other direct or indirect wholly-owned subsidiary, unless the context suggests otherwise. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA, its wholly-owned subsidiaries and its Bermuda branch. References to “FSML” refer to Flagstone Syndicate Management Limited, its wholly-owned subsidiaries and Syndicate 1861.  References to “Island Heritage” refer to Island Heritage Holdings Ltd. and its subsidiaries. References to “Flagstone Alliance” refer to Flagstone Alliance Insurance & Reinsurance PLC and its subsidiaries.  References to “Flagstone Africa” refer to Flagstone Reinsurance Africa Limited.  References to “Mont Fort” refer to Mont Fort Re Ltd.   References in this Annual Report on Form 10-K to “dollars” or “$” are to the lawful currency of the United States of America (the “U.S.”), unless the context otherwise requires. All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts, percentages or unless otherwise stated. References in this Annual Report to (i) “foreign currency” are to currencies other than U.S. dollars and (ii) “foreign exchange” transactions or “foreign investments” are to transactions or investments, respectively, involving currencies other than U.S. dollars, in each case unless the context otherwise requires. The Company’s references to the URLs for third-party websites in this Annual Report are intended to be inactive textual references only, and none of the information contained on or connected to these websites is incorporated by reference herein.

Cautionary Statement Regarding Forward-Looking Statements.

This Annual Report contains, and the Company may from time to time make, written or oral “ forward-looking statements ” within the meaning of the U.S. Federal securities laws, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. In particular, statements using words such as “ may ”, “ should ”,  “estimate ”, “ expect ”, “ anticipate ”, “ intend ”, “ believe ”, “ predict ”, “ potential ”,  or words of similar import generally involve forward-looking statements.

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

These and other events that could cause actual results to differ are discussed in more detail in Item 1A, “Risk Factors” and Item 7,   “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. Federal securities laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which are subject to significant uncertainties and speak only as of the date on which they are made.

Index

ITEM 1.        BUSINESS

General Development

The Company, a global reinsurance and insurance company, was originally incorporated under the laws of Bermuda in October 2005 and commenced operations in December 2005.  On March 22, 2010, Flagstone Reinsurance Holdings Limited, the predecessor to Flagstone Reinsurance Holdings, S.A., announced that its Board of Directors (the “Board”) recommended a proposal for a redomestication to change Flagstone’s jurisdiction of incorporation from Bermuda to Luxembourg (the “Redomestication”).  On May 14, 2010, the Company’s shareholders approved the Redomestication and thereby discontinued its existence as a Bermuda company as provided in Section 132G of The Companies Act 1981 of Bermuda and continued its existence as a société anonyme under the laws of Luxembourg effective May 17, 2010. The Redomestication has not had, and the Company does not expect the Redomestication to have, a material impact on the way the Company operates or on its financial condition or results of operations.

The Company is currently organized into three business segments: Reinsurance, Lloyd’s and Island Heritage (previously referred to as the Insurance segment until January 1, 2010). Our Reinsurance segment provides reinsurance through our property, property catastrophe and short-tail specialty and casualty reinsurance lines of business.  Our Lloyd’s segment primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation.  Our Island Heritage segment includes insurance business generated through Island Heritage, a property insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums, office buildings and automobiles in the Caribbean region.  We diversify our risks across business lines by risk zones, each of which combines a geographic zone with one or more types of peril (for example, Texas Windstorm, Florida Hurricane or California Earthquake). The majority of our reinsurance contracts contain loss limitation provisions such as fixed monetary limits to our exposure and per event caps. We specialize in underwriting where we believe sufficient data exists to analyze effectively the risk/return profile, and where we are subject to legal systems we believe are reasonably fair and reliable.

Our largest business is providing property catastrophe reinsurance coverage to a broad range of select insurance companies. These policies provide coverage for claims arising from major natural catastrophes, such as hurricanes and earthquakes, in excess of a specified loss. We also provide coverage for claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires and tornados. Our specialty lines, which includes our Lloyd’s direct and facultative business, cover such risks as aviation, energy, hull and cargo, accident and health, agribusiness, engineering, satellite, space, marine, marine liability and workers’ compensation catastrophe.

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and our fiscal year ends on December 31.  Since a substantial portion of the insurance and reinsurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the specific coverages we offer to clients affected by these events.  This may result in volatility in our results of operations and financial condition.  In addition, the amount of premiums written with respect to any particular line of business may vary from quarter to quarter and year to year as a result of changes in market conditions.

We measure our financial success through long term growth in diluted book value per share plus accumulated distributions measured over intervals of three years, which we believe is the most appropriate measure of the performance of the Company, a measure that focuses on the return provided to the Company’s shareholders. Diluted book value per share is obtained by dividing Flagstone shareholders’ equity by the number of common shares and common share equivalents outstanding.

We derive our revenues primarily from net premiums earned from the reinsurance and insurance policies we write, net of any retrocessional or reinsurance coverage purchased, net investment income  and net realized and unrealized gains from our investment portfolio, and fees for services provided.  Premiums are generally a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are normally due in installments and earned over the contract term.

Our expenses consist primarily of the following types: loss and loss adjustment expenses (“LAE”) incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write paid to agents or brokers who produce the business; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under the Company’s Performance Share Unit Plan (“PSU Plan”) and Restricted Share Unit Plan (“RSU Plan”), and other general operating expenses; interest expenses related to our debt obligations; and minority interest, which represents the interest of external parties with respect to the net income of Mont Fort, Island Heritage, and Flagstone Africa (on November 10, 2009 Flagstone Africa became a wholly-owned subsidiary of Flagstone Suisse and has not been included in minority interest since that date).

Index

Business Strategy

The Company is in the business of taking two kinds of risk which we refer to as our Franchise Risks: these are insurance risk and investment risk. Our goal with respect to these risks is to be well rewarded for the risks we take, and well diversified so as to produce an acceptable return on equity with moderate volatility. The ultimate responsibility for the levels of Franchise Risk rests with our Chief Executive Officer, reporting to the Board. We endeavor to minimize other risks such as operational and reputational risks, which we refer to as Enterprise Risks, and the responsibility for managing these lies with our Chief Enterprise Risk Officer, reporting to the Chief Operating Officer and to the Board.

Our two primary financial goals are to maintain multiple financial strength ratings in the “A” range, and to produce growth in diluted book value per share with moderate volatility.  We believe that prudent management of our underwriting risks, relative to our capital base, together with effective investment of our capital and premium income will achieve our financial goals and deliver attractive risk-adjusted returns for our shareholders. To achieve this objective, our strategy is as follows:

Lead the Industry in the Utilization of Proprietary Analytics. We will continue our extensive use of proprietary analytics to select and manage a diversified portfolio of risks that we believe will generate an attractive return on capital over the long term.

Maintain Our Strong Broker and Customer Relationships Through Industry Leading Service. We will continue to enhance our relationships with brokers and customers and build our franchise. We will seek to enhance our reputation with brokers by responding promptly to submissions, as quickly as within one business day, if necessary, and by providing a reasoned analysis to support our pricing. Members of our senior management team will continue to spend a significant amount of time meeting with brokers and potential new clients and strengthening existing relationships.

Leverage Our Global Operating Platform. We will continue to integrate and grow our global operating platform. We believe that by accessing lower cost, yet highly educated and qualified talent, selected from certain of our locations outside of Switzerland, Bermuda and the United Kingdom, and integrating them into our operations through our technology platform, we will be able to achieve greater capabilities than other global reinsurance companies of comparable capital size.

Employ Our Capital Markets Expertise To Optimize Our Return And Expand Our Opportunities. The capital markets experience of our senior management team is being leveraged to access capital markets in innovative ways. For example, we have participated in catastrophe bond structures, including bond structures involving Montana Re Ltd. (“Montana Re”) and Valais Re Ltd. (“Valais Re”), and each provides protection on our global reinsurance portfolio.  Montana Re offers Flagstone protection on its insurance and reinsurance portfolio through multiple tranches.

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

Segment Information

To better align the Company’s operating and reporting structure with its current strategy, as a result of our acquisition of FSML, the managing agency for Lloyd’s Syndicate 1861, the Company modified its internal reporting process and the manner in which the business is managed and as a result, the Company revised its segment structure, effective January 1, 2009. As a result of this process, the Company is now reporting its results to the chief operating decision maker based on three reporting segments: Reinsurance, Lloyd’s and Island Heritage (previously referred to as the Insurance segment until January 1, 2010). The gross premiums written in 2010 by each of the Reinsurance, Lloyd’s and Island Heritage segments were 74.6%, 17.1% and 8.3%, respectively, (2009 – 76.7%, 14.8%, 8.5% and 2008 – 90.2%, nil, 9.8%) of total gross premium written during the year.

Management regularly reviews our financial results and assesses our performance on the basis of our three reporting segments in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) topic on Segment Reporting. Financial data relating to our segments is included in Note 21 “Segment Reporting” to our consolidated financial statements (Item 8 below).

Segments, Products and Operations

Reinsurance Segment and Products

We write primarily property, property catastrophe, and short-tail specialty and casualty reinsurance from our offices in Switzerland, Bermuda, South Africa, Puerto Rico, and Dubai.  For a discussion of our Global Operating Platform, please see “Operations—Global Operating Platform” below.

Index

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

Our contracts can be written on either a pro rata or on an excess of loss basis, generally with a per-event or aggregate cap. With respect to pro rata reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the cedent and typically provide a ceding commission to the client in order to pay for part of their business origination expenses. In the case of reinsurance written on an excess of loss basis, we receive the premium for the risk assumed and indemnify the cedent against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount.

The bulk of our portfolio of risks is assumed pursuant to traditional reinsurance contracts. We may also from time to time take underwriting risk by purchasing a catastrophe-linked bond, or via a transaction booked as an industry loss warranty (as described below under “Property Catastrophe Reinsurance”) or an indemnity swap. An indemnity swap is an agreement that provides for the exchange between two parties of different portfolios of catastrophe exposure with similar expected loss characteristics (for example, U.S. earthquake exposure for Asian earthquake exposure). We believe our internal capital markets experience is useful in being able to analyze and evaluate underwriting risks independently from their legal form. All underwriting risks, regardless of the form in which they are entered into, are managed by the underwriting team as part of our overall risk portfolio.

Presently, we primarily focus on writing the following products:

Property Catastrophe Reinsurance. Property catastrophe reinsurance contracts are typically “all risk” in nature, meaning that they protect against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as tornados, fires, winter storms, and floods (where the contract specifically provides for coverage). Losses on these contracts typically stem from direct property damage and business interruption. Property catastrophe reinsurance is our most significant product.

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

For the years ended December 31, 2010, 2009 and 2008, approximately 47%, 46% and 60%, respectively, of the risks we reinsured were related to natural catastrophes, such as hurricanes and earthquakes, in North America, the Caribbean and Europe, although we also have written a significant amount of catastrophe business in Japan and Australasia.

Lloyd’s Segment and Products

Our Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and FSML. Syndicate 1861 primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation.  FSML generates fee income from the provision of services to syndicates and third parties.  Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009.  As such there are no comparative numbers for 2008.

On September 23, 2009, the Company announced a new Lloyd's property division and syndicate, Syndicate 1969. The new division began writing business for October 1, 2009, initially on behalf of FSML's existing Syndicate 1861, but was supported for the 2010 underwriting year by a third party new mixed-capital Syndicate 1969, which assumed 100% of international property risks and 75% of other risks, with Syndicate 1861 assuming the balance. Syndicate 1969 uses the managing agency services and systems provided by FSML and Flagstone.

Index

Island Heritage Segment and Products

Island Heritage is a property insurer domiciled in the Cayman Islands which is primarily in the business of insuring homes, condominiums, office buildings and automobiles in the Caribbean region.   The Company gained a controlling interest in Island Heritage in the third quarter of 2007.

Operations - Global Operating Platform

Our principal operating offices are in Luxembourg, Bermuda, Switzerland, India, the U.K., Canada, Puerto Rico, Dubai, Cayman Islands and South Africa. Most of our senior management, primarily underwriting, investment, and risk management functions, are located in Luxembourg, Switzerland, Bermuda and London and use the support services from the other offices, with lower operating costs or specialized functions, to deliver products and services to brokers and customers. This provides significant efficiencies in our operations and provides us with access to a large and highly qualified staff at a relatively low cost. We believe that we are positioned to perform and grow these functions outside of Switzerland, Bermuda and London to an extent that distinguishes us among global reinsurance companies of comparable capital size.

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

In London, England, we have FSML, the managing agency for Lloyd’s Syndicate 1861 - a Lloyd’s syndicate underwriting a specialist portfolio of short-tail insurance and reinsurance and an international reinsurance marketing operation promoting Flagstone to international and multinational clients. In addition, our U.K. operations, through Flagstone Representatives Limited, our London based market intermediary regulated by the Financial Services Authority (“FSA”), work alongside our underwriters to develop global business opportunities and maintain relationships with existing clients. During 2009, we opened further offices in Rio de Janeiro and New York.  The Rio office allows us access to the growing Brazilian market, and the opening of our agency in New York has opened up the North American Marine and Energy market on both a primary and reinsurance basis.

Our research and development efforts, proprietary software development, systems implementation, part of our catastrophe modeling and risk analysis team, part of underwriting administration, finance and accounting, and our investments analysis team are based in Hyderabad, India. Our office is located in the state of Andhra Pradesh, a region with highly reputed educational institutes, many highly educated and talented financial analyst and software professionals, and with operating costs that are substantially below those in Switzerland, Bermuda and London. From support services perspective, Hyderabad center well complements our other support center, Halifax, Nova Scotia, Canada, and we are able to provide 24x7 support to our global underwriting operations.

In Halifax, Nova Scotia, Canada, we run support services such as accounting, claims, risk modeling systems implementation and support, IT infrastructure, proprietary systems development and high performance computing. Halifax has a concentration of university graduates with professional backgrounds and credentials in such areas as finance, information technology and science which are appropriate for our operational support functions. In general, the cost of employing a highly skilled work force in Halifax is lower than in Bermuda, Switzerland and London. In addition, Halifax is in the same time zone as Bermuda, which facilitates communications between our offices.

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

Flagstone Africa, is licensed as a South African multi-line reinsurer and it writes multiple lines of reinsurance in the South African and sub-Saharan reinsurance markets.

Index

In Luxembourg, we manage our investment portfolio within Flagstone Capital Management Luxembourg SICAF FIS (“FCML”).  FCML is a fixed capital investment company qualifying as a specialized investment fund under the Luxembourg law of February 13, 2007 and may be constituted with multiple sub funds each corresponding to a distinct part of the assets and liabilities of the investment company.

We believe our operating platform affords us the capability and flexibility to deploy our capital and expertise strategically, efficiently and tactically throughout the global markets. For example, compared to our competitors, we believe these capabilities allow us to process a large number of business submissions quickly and thoroughly, to review relatively more risks in the search for attractive opportunities and to explore new markets where the accumulation and analysis of data is a time-consuming activity.

Ratings
The following are the current financial strength ratings from internationally recognized rating agencies for Flagstone Suisse:

Rating Agency	Financial Strength Rating
A.M. Best	A-	Excellent (Stable outlook)
Moody’s Investor Services	A3	Strong (Negative outlook)
Fitch	A-	Adequate (Stable outlook)

Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Ratings also play a significant role in the perception of a market participant’s financial strength, one of the key factors in our ability to compete effectively.  Rating organizations, such as A.M. Best, Moody’s and Fitch, continually review the financial positions of insurers and reinsurers, including Flagstone, and provide ratings that are designed to reflect a company’s ability to meet its financial obligations under its policies. Our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In the event that our financial strength ratings are downgraded by any of the agencies, we believe our ability to write business would be adversely affected. In the ordinary course of business, we evaluate our capital needs to support the volume of business written in order to maintain our claims paying and financial strength ratings, and we regularly provide financial information to rating agencies to both maintain and enhance existing ratings. A downgrade by any rating organization could result in a significant reduction in the number of reinsurance and insurance contracts we write and in a substantial loss of business as our customers, and brokers that place such business, move to other competitors with higher financial strength ratings.

Our financial strength ratings do not refer to our ability to meet non-reinsurance and non-insurance obligations and are neither a recommendation to purchase any policy or contract issued by us nor are they evaluations directed to the investor community or recommendation to buy, hold or sell our securities. Our ratings may be revised or revoked at the sole discretion of the rating agencies.

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

See Risk Factors— “The financial strength rating of Flagstone may be revised downward which could affect our standing among brokers and customers, result in a substantial loss of business and impede our ability to conduct business.”

Underwriting and Risk Management

We view underwriting and risk management as an integrated process. We consider underwriting a risk only after we have an initial understanding of how its addition to our existing portfolio would impact our total single event loss potential by risk zone. After completing our detailed underwriting analysis, and before we provide an indication of terms and price, we ensure that we understand the change this risk will make in the overall risk of our insurance portfolio. We constantly review our global exposures as new opportunities are shown to us, as we bind new business, and as policies mature to ensure that we are continuously aware of our overall underwriting risk.  A principal focus of Flagstone is to develop and effectively utilize sophisticated computer models and other analytical tools to assess the risks that we underwrite and to optimize our portfolio of underwriting and investment risks.

Underwriting

Our principal underwriting objective is to create a balanced portfolio of risks, diversified by lines of business and risk zone. Underwriting and pricing controls are exercised through our chief underwriting officers and our chief actuary. The underwriting team is supported by additional underwriters, catastrophe risk analysts, an actuarial pricing team, a catastrophe modeling and research team and a full complement of underwriting administrative support positions.

Index

We underwrite to specific disciplines as set out in our underwriting guidelines developed by our senior executives and approved by the Underwriting Committee of our Board. In general our underwriting and risk management approach is to:

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

●	quickly reject risks that do not meet our requirements;
●	identify attractive insurance and reinsurance programs, lines, and markets to enter; and
●	devote significant time to data evaluation and cleansing and establish state of the art processes to ensure proper risk classification and selection.

Risk Management

We apply an integrated approach to risk management, employing a variety of tools, both proprietary and commercially available, along with prudent analysis and management from our actuarial and underwriting professionals.

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

We also manage the risk of estimation error by applying limits in each of our risk zones, which we refer to as zonal limits. Substantially all of our contracts include loss limitation provisions, and we limit the amount of exposure to a single event loss for a particular peril that we can take on or retain from those contracts in any one risk zone. Our approach to risk control imposes an absolute limit on our net maximum potential loss for any single event in any one risk zone, which we believe reduces the risk to Flagstone of model error or inaccuracy.

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

Index

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

Marketing and Distribution

Our reinsurance customers generally are sophisticated, long-established insurers who seek the assurance not only that claims will be paid but also that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to adversely affect our clients’ financial results from time to time, and we believe that our financial stability, ratings, growth of capital, client service and innovation are essential for creating long term relationships. We believe that such relationships are critical to creating long term value for the Company and for our shareholders.

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

Our objective is to build long term relationships with key reinsurance brokers, such as Aon Benfield, Guy Carpenter & Company, Inc. and Willis Group Holdings Ltd., and with many ceding companies.

Our Island Heritage segment operates from offices in the Cayman Islands. Island Heritage produces its business primarily through brokers from its headquarters in Cayman Islands and via its licensed agents in the Caribbean.

Index

Gross premiums written by broker, shown individually where premiums are 10% or more of the total in any of the last three years, were as follows for the years ended December 31, 2010, 2009 and 2008:

	For the years ended December 31,
	2010		2009		2008
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Aon Benfield	$343,234	31.3%	$366,088	37.0%	$369,037	47.2%
Guy Carpenter	297,429	27.1%	231,627	23.4%	162,236	20.7%
Willis Group	123,771	11.3%	95,800	9.7%	56,997	7.3%
Other brokers (1)	333,416	30.3%	294,976	29.9%	193,619	24.8%
Total	$1,097,850	100.0%	$988,491	100.0%	$781,889	100.0%

(1)Other brokers includes the gross premiums related to Island Heritage segment

We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. We meet frequently with brokers and senior representatives of clients and prospective clients.

Claims Management

The Company’s reinsurance and insurance claims management process is initiated upon receipt of reports from ceding companies, brokers and insureds.

An initial review is conducted by a claims analyst to ensure claims are valid from a coverage perspective, with correct loss and reinstatement premium calculations (as appropriate) prior to approval/entry into our underwriting/claims/accounting system.

Claims and senior management review claims submissions prior to settlement. On occasions where legal contract review is necessary, claims are subject to internal legal review from counsel. Once the validity of the given claim is established, responsibility for management of the claim is transferred to our claims department. As the claim develops, the claims department is empowered to draw on those resources, both internal and external, it deems appropriate to settle the claim appropriately.

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

Loss Reserves

We establish reserves for losses and loss expenses that arise from our insurance and reinsurance products.  Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred.  Loss and loss adjustment expense reserves (or loss reserves) are typically comprised of (1) case reserves, which are established for specific, individual reported claims and (2) reserves for losses that have been incurred but for which claims have not yet been reported to us, referred to as incurred but not reported (“IBNR”) reserves. Our estimates are not precise in that, among other things, they are based on estimates of future developments and estimates of future trends in claims severity and frequency and other variable factors such as inflation. It is likely that the ultimate liability will be greater or less than such estimates and that, at times, this variance could be material.

On our reinsurance and Lloyd’s book, the Company’s actuarial group performs a quarterly loss reserve analysis. This analysis incorporates specific exposures, loss payment and reporting patterns, as well as additional loss-sensitive contractual features such as reinstatement premiums, profit commissions, and other relevant factors. This process involves the segregation of risks between catastrophic and non-catastrophic risks to ensure appropriate treatment.

Index

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

The Company’s reserve development is composed of the change in ultimate losses from what the Company originally estimated as well as the impact of the foreign exchange revaluation on reserves.  The re-estimated ultimate claims and claim expenses reflect additional information received from cedents or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year.  A redundancy (or deficiency) arises when the re-estimation of reserves is less (or greater) than previously estimated at the preceding year-end.  The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves.  Annual changes in the estimates are reflected in the income statement for each year, as the liabilities are re-estimated.  Reserves denominated in foreign currencies are revalued at foreign exchange rates in effect as of each balance sheet date.

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

Frequently our loss reserving is performed on a contract by contract basis. However, for insurance transactions (or some smaller reinsurance transactions) analysis is performed by grouping exposures with similar characteristics or attributes such as line of business, geography, management segment, average notice periods, settlement lags and claims latency.

Index

The following table presents the development of our loss and loss adjustment expense reserves for December 31, 2006 through December 31, 2010, and the breakdown of our loss and loss adjustment expense reserves as at December 31, 2010 per accident year, net of claims paid:
	Years ended December 31,
	2006	2007	2008	2009	2010

Gross liability for unpaid losses and loss expenses	$22,516	$180,978	$411,565	$480,660	$721,314
Retroceded liability for unpaid losses and loss expenses		(1,355)	(16,422)	(19,270)	(28,183)
Net liability for unpaid losses and loss expenses	$22,516	$179,623	$395,143	$461,390	$693,131

Net reserves re-estimated as of:
One year later	$18,641	$163,946	$388,553	450,292
Two years later	13,455	149,776	359,160
Three years later	11,357	139,512
Four years later	7,097

Cumulative net (deficiency) redundancy	$15,419	$40,111	$35,983	11,098

Cumulative amount of net liability paid through:
One year later	$6,948	$80,651	$220,126	383,749
Two years later	10,159	113,527	290,619
Three years later	10,329	115,994
Four years later	7,202

Investments

The investment management guidelines of the Company are set by the Finance Committee of our Board. The Finance Committee establishes investment policies and guidelines for both internal and external investment managers.

Management, under the auspices of the Finance Committee, conducted a comprehensive asset allocation study, consistent with modern practice in portfolio optimization, and developed a sophisticated optimization model using asset classes the Company is allowed to invest in from fiscal, regulatory, and liquidity aspects. The model aims at achieving higher expected total returns while maintaining adequate liquidity to pay potential claims and preserving our financial strength rating. The asset class composition of the model output may include a significant allocation to high grade fixed maturities securities, with the balance invested between other asset classes, such as money markets, U.S. equities, developed and emerging market equities, commodities, private equity, real estate and cash equivalents. Typically a small portion of investments may be allocated to private equity, real estate and commodities. We optimize asset allocation periodically, by taking into consideration the financial market conditions.  Currently, our portfolio is optimized to be conservative in response to the 2008 deterioration in the financial markets with about 87% concentration in fixed maturities and cash equivalents, with the remainder diversified between commodities and equities.

We have a bias against active management in favour of indexing and passive securities that are generally the most liquid. A number of our equity and other exposure implementations, when they form part of our asset allocation, use futures contracts and swaps, whereas the short term investments, support the futures contracts as if those assets were pledged and not available for liquidity purposes. This passive implementation strategy gives us a low cost and efficient way, using a mixture of liquid exchange-traded assets. From time to time we use external managers for implementing certain assets classes in order to get the advantage of scale. Our strategic asset allocation and indexing capabilities are also complemented by other in-house strengths for passively indexing fixed income strategies, short term (money markets) portfolio management, overall risk management, liquidity management and hedging.

Competition

We operate in highly competitive markets. We compete with major and mid-sized U.S., European, Swiss, Bermudian, U.K., Caribbean, South African and other international reinsurers and insurers, some of which have greater financial, marketing and management resources than we do. We also compete with government-sponsored insurers and reinsurers, and with new companies which continue to be formed to enter the reinsurance market. In addition, established competitors have completed or may be planning to complete additional capital raising transactions. Capital markets also offer alternative products that are intended to compete with traditional reinsurance products.

Index

In particular, we compete with insurers and reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Re, Aspen Insurance Holdings Limited, Allied World Assurance Company Holdings Limited, Alterra Capital Holdings, Ltd., Arch Capital Group Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Limited, Everest Re Group Limited, Munich Re, PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Reinsurance Holdings Ltd., Swiss Re, Validus Re and XL Re and similar companies.

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

In our Island Heritage segment, where competition is focused on price as well as availability, service and other considerations, we compete with insurers that provide property and casualty based lines of insurance such as other syndicates at Lloyd’s of London and local Caribbean insurers.

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

Lloyd's

Our Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and FSML. Syndicate 1861 primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation. Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009. As such there are no comparative numbers for 2008.

On September 23, 2009, the Company announced a new Lloyd's property division and syndicate, Syndicate 1969. The new division began writing business for October 1, 2009, initially on behalf of FSML's existing Syndicate 1861, but was supported for the 2010 fiscal year by a new mixed-capital Syndicate 1969, which will provide the majority of the capacity and use the managing agency services and systems provided by FSML and Flagstone. Syndicate 1861 will assume 25% of all risks written by the division and Syndicate 1969, 75% in 2010.

Mont Fort

The Company owns all of the outstanding common shares of Mont Fort. Mont Fort is organized under the laws of Bermuda as an exempted company which is registered as both a general business Class 3 insurer and long term insurer and is also registered as a “segregated accounts” company under the Bermuda Segregated Accounts Companies Act 2000 (as amended) (the “SAC Act”). The SAC Act enables Mont Fort to establish segregated accounts, referred to as cells. Each cell of Mont Fort has a distinct business strategy, underwriting strategy and underwriting risk management program.  Mont Fort has established three cells: Mont Fort ILW (“ILW 1”), Mont Fort ILW 2 (“ILW 2”) and Mont Fort High Layer (“High Layer”) of which, High Layer is the only one remaining as of December 31, 2010. Each cell of Mont Fort raises capital through preferred shares issued by Mont Fort and linked to that cell, underwrites its own risks and, to the fullest extent provided by the SAC Act, is solely responsible for liabilities arising from those risks. Each cell uses the proceeds of those offerings to underwrite reinsurance which will be ceded to Mont Fort by Flagstone.

Index

The results of Mont Fort are included in the Company’s consolidated financial statements as the Company is the primary beneficiary of Mont Fort in accordance with FASB ASC Topic on Consolidations. The portions of Mont Fort’s net income and shareholders’ equity attributable to holders of the preferred shares for the years ended December 31, 2010, 2009 and 2008 are recorded in the consolidated financial statements of the Company as noncontrolling interest.   During 2010, Mont Fort repurchased 50.0 million preferred shares relating to its second cell, ILW 2, for $79.5 million. As at December 31, 2010, the net assets of the remaining cell, High Layer, totalled $45.9 million.

In addition, the Company does not count Mont Fort’s contracts against its zonal limits or otherwise consider Mont Fort as a subsidiary for its underwriting and risk management procedures.

Island Heritage

Island Heritage is a property insurer based in the Cayman Islands and Barbados which primarily is in the business of insuring homes, condominiums, office buildings and automobiles in the Caribbean region.  On July 3, 2007, the Company purchased 73,110 shares (representing a 21.4% interest) in Island Heritage for a purchase price of $12.6 million. With this acquisition, the Company took a controlling interest in Island Heritage by increasing its ownership to 54.6% of the voting shares.  The Company had previously acquired 33.2% of the shares through three purchases in March 2006 (18.7% interest), October 2006 (9.8% interest) and May 2007 (4.7% interest).  Following the acquisition, the Company’s representation on Island Heritage’s board and the close working relationship with its management allowed us to promote and support best practices in the underwriting of Island Heritage’s underlying business and to consequently enhance the quality of data available to Flagstone to underwrite the reinsurance of such business. On June 30, 2008, the Company acquired an additional 16,919 shares in Island Heritage (representing 5% of its common shares) for total consideration of $3.3 million, taking its total shareholding in Island Heritage to 203,129 shares (representing a 59.6% interest).  The Company recorded $1.3 million of goodwill on the acquisition.  In July 2008, Island Heritage issued common shares to certain employees under a stock based compensation plan which resulted in a small dilution of the Company’s ownership to 59.2%. In July 2009, Island Heritage issued common shares to certain employees under a stock based compensation plan which resulted in small dilutions of the Company’s ownership to 58.8%.

As a result of the acquisition of the controlling interest, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as minority interest in the Company’s consolidated financial statements.

Employees

The Company had 440 employees at February 18, 2011.  We believe that our relations with our employees are satisfactory.

Regulation

We conduct business through our Martigny, Switzerland; Hamilton, Bermuda; George Town, Grand Cayman, Cayman Islands; Johannesburg, South Africa; San Juan, Puerto Rico; Luxembourg; and Dubai, UAE offices, with our research and development effort and part of our catastrophe modeling and risk analysis team in our Hyderabad, India office, global marketing and business development in our London, England office, underwriting business commencing in 2009 through our Lloyd’s platform in London and back office and operational support in our Halifax, Canada office. We do not intend to conduct any activities which may constitute the actual transaction of the business of insurance or reinsurance in any jurisdiction in which Flagstone or any other subsidiary of the Company is not licensed or otherwise authorized to engage in such activities. However, the definition of such activities is in some jurisdictions ambiguous and susceptible to judicial interpretation. Accordingly, there can be no assurance that enquiries or challenges to our insurance activities in such jurisdictions will not be raised in the future or that our location or regulatory status, or restrictions on its activities resulting therefrom, will not adversely affect us.

In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements governing “credit for reinsurance” in other jurisdictions in which its ceding companies are located. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. Because we are licensed, accredited or approved in Switzerland, Bermuda, U.K., Cyprus, South Africa, Cayman Islands, Dubai and Puerto Rico, we expect that in certain instances our reinsurance clients will require us to post a letter of credit or enter into other security arrangements.

Luxembourg

Flagstone Reinsurance Holdings, S.A.

Index

The Company is a société anonyme, a joint stock corporation which is registered with the Registre de Commerce et des Sociétés Luxembourg (the Luxembourg Trade Register) under registration number B153214. The Company is governed by the laws of Luxembourg and acts as a parent holding company.

The Company does not conduct the business of an insurer or reinsurer in Luxembourg and therefore is not required to be registered with the authority in Luxembourg which regulates insurers and reinsurers, being the Commissariat aux Assurances.

The Company complies with the rules and regulations of the New York Stock Exchange (“NYSE”).

Flagstone Finance S.A. (“FFSA”)

FFSA is a société anonyme, a joint stock corporation which is registered with the Registre de Commerce et des Sociétés Luxembourg (the Luxembourg Trade Register) under registration number B118871 and is governed by the laws of Luxembourg.

FFSA is an indirect subsidiary of the Company, which coordinates the financial holdings of Flagstone throughout Europe.  FFSA is not registered with any financial regulator in Luxembourg and need not be registered as such to conduct its business.

Flagstone Capital Management Luxembourg SICAF-FIS, (“FCML”)

Certain of the investment management activities of the group are based in Luxembourg and are managed through FCML.

FCML was incorporated on September 8, 2008 in Luxembourg as a société anonyme, a joint stock corporation with a fixed share capital qualifying as a specialized investment fund (fonds d’investissement spécialisé).  FCML is governed by the Luxembourg law on specialised investment funds of February 13, 2007 (the SIF Law), as well as its articles of incorporation.

FCML is a closed ended investment fund. Provided that the conditions of the SIF Law are complied with, FCML may be constituted with multiple sub-funds, each sub-fund corresponding to a distinct part of the assets and liabilities of FCML.  The terms and conditions of the ownership of shares in, and the functioning of FCML are contained in a Private Placement Memorandum dated January 6, 2010, which is available to shareholders of FCML.

FCML employs a number of senior investment professionals and its governing bodies are staffed with senior officers from other subsidiaries of Flagstone, including FFSA, a Luxembourg holding company coordinating the financial holdings of Flagstone throughout Europe. FFSA acts as the investment manager to FCML.

FCML is regulated by the Commission de Surveillance du Secteur Financier, the Luxembourg authority charged with supervising collective investments schemes in Luxembourg of this type.  The subscription for shares in FCML is restricted to Well Informed Investors which are investors being, either institutional, professional or any other investor within the meaning of Article 2 of the SIF Law, which meet the following conditions:
•	they have confirmed in writing that they are a well informed investor, and either
•	they invest a minimum of EUR125,000 (or equivalent in US$) in the Specialised Investment Fund; or
•
they have been the subject of an assessment made by a credit institution within the meaning of Directive 2006/48/EC, by an investment firm within the meaning of Directive 2004/39/EC, or by a management company within the meaning of Directive 2001/107/EC, certifying their expertise, their experience and their knowledge in adequately appraising an investment in the specialised investment fund.

Subscriptions for shares in FCML are not available to the general public.

As at January 6, 2010 FCML had one sub-fund called the “FCM Sub Fund 1” a sub-fund denominated in U.S. dollars.  The minimum incremental investment in FCML is $100,000 with the Minimum Residual Holding being $1.0 million. The Net Asset Value per share is calculated monthly on the applicable valuation day and shareholders receive unaudited statements of the Net Asset Value of the shares in FCML within 30 business days of the end of the relevant month.

As at December 31, 2010, the investment assets of FCML amounted to $1.5 billion.

FCML has J.P. Morgan Bank Luxembourg S.A. as its custodian.

Index

Bermuda Insurance Regulation

The Bermuda Insurance Act.   The Bermuda Insurance Act and related regulations, regulate the insurance business of Flagstone Suisse which operates in Bermuda through its Bermuda branch and Mont Fort. The Bermuda Insurance Act provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the Bermuda Monetary Authority (“BMA”), which is responsible for the day-to-day supervision of insurers. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. Under the Bermuda Insurance Act, insurance business includes reinsurance business. The continued registration of a company as an insurer under the Bermuda Insurance Act is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

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

In July 2008, the Insurance Amendment Act 2008 (the “Amendment Act”) was promulgated, which among other things, created a new supervisory framework for Bermuda insurers by establishing new risk-based regulatory capital adequacy and solvency margin requirements. The implementation of the new supervisory framework is to occur in phases, commencing with Class 4 insurers before being extended to certain commercial Class 3, Class 3A and Class 3B insurers.  Under the new regulatory framework ushered in by the Amendment Act on December 31, 2008, the BMA promulgated the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008 , as amended by the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Amendment Order 2009 which came into operation on December 31, 2009 (together the “Order”) which mandates that a Class 4 insurer’s Enhanced Capital Requirement (“ECR”) be calculated by either (a) the model set out in Schedule 1 to the Order or (b) an internal capital model which the BMA has approved for use for this purpose.  More information on the ECR and the new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act can be found in the section below entitled “Enhanced Capital Requirements and Minimum Solvency”.

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

Classification of Insurers.   The Bermuda Insurance Act distinguishes between insurers carrying on long term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the most onerous regulation with the strictest limits on their types of business. Flagstone Suisse is registered to carry on general business as Class 4 and Class 3 insurers in Bermuda, respectively, and are regulated as such under the Bermuda Insurance Act. Flagstone Suisse and Haute Route will not be permitted to carry on long term business. In general, long term business includes life and long term disability insurance.  Mont Fort is registered to carry on general business as a Class 3 insurer and long term business in Bermuda although it does not currently write any long term business.

While Mont Fort is a registered Class 3 insurer in Bermuda the following disclosure focuses on Flagstone Suisse operating through its Bermuda branch, as it is subject to the most onerous regulation and supervision.

Restrictions on Business. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Bermuda Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

Cancellation of Insurer’s Registration.   An insurer’s registration may be cancelled by the BMA on certain grounds specified in the Bermuda Insurance Act, including failure of the insurer to comply with its obligations under the Bermuda Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative.   An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.

Index

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

GAAP or IFRS Financial Statements.  The Amendment Act introduced additional financial statement requirements for Class 4 insurers.  With effect from December 31, 2008, Class 4 insurers, like Flagstone Suisse, are required to prepare and file with the BMA audited annual financial statements prepared in accordance either with GAAP (that apply in Bermuda, U.K., U.S. or such other GAAP as the BMA may recognize) or International Financial Reporting Standards (“IFRS”). The GAAP or IFRS statements must be submitted within four months from the end of the financial year to which they relate or such longer period as may be specified by the BMA upon application but no longer than seven months.  The BMA will publish a Class 4 insurer’s audited financial statements.

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

Index

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

The new risk-based solvency capital regime described above is the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended).  While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Flagstone Suisse must also ensure that, at all times, its ECR is at least equal to the minimum solvency margin for a Class 4 insurer in respect of its general business, which is the greater of:

●	100,000,000 Bermuda Dollars;
●	50% of net premiums written (being gross premiums written less any reinsurance premiums ceded (not exceeding 25% of gross premiums written)); or
●	15% of net loss and loss expense provisions and other general business insurance reserves.

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

Index

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

Failure to Comply with ECR.   Should an insurer fail to comply with an ECR applicable to it under a Section 6A Order then such insurer is prohibited from declaring or paying any dividends until such failure is rectified and the onus falls upon the insurer:

•	within 14 days of becoming aware of such failure, to provide a written report to the BMA regarding why it failed to comply and proposed steps to be taken to rectify the failure; and

•	within 45 days of becoming aware of such failure, to provide to the BMA:

o	unaudited interim statutory financial statements;

o	the opinion of a loss reserve specialist;

o	a general business solvency certificate in respect of those financials; and

o	a capital and solvency return reflecting an ECR prepared using post failure data.

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

Index

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

(b)
the introduction of a three tiered capital system designed to assess the quality of an insurer’s capital resources eligible to satisfy an insurer’s regulatory capital requirement level.  It is intended that this regime be introduced effective December 31, 2010;

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

Annual Fees and Declaration.   Bermuda law requires every permit company to pay during March each year its annual fee and at the same time file a declaration, which must be signed by two directors or a director and the secretary, indicating the permit company’s principal business, assessable capital and amount of annual fee payable.  If the permit company fails to pay the appropriate annual fee then it and every officer of the permit company are liable to a default fine (except where the Bermuda Registrar of Companies (“Registrar”) is satisfied that such non compliance is not the result of wilful neglect or default by either the permit company or all of the officers of the permit company).  If a permit company fails to pay the annual fee within three months its due date, the permit company shall cease to carry on business until a fee and any penalty that may have been incurred has been paid. If an appropriate fee is not paid within three months of the due date and the permit company continues to carry on business, the permit company shall be liable to a fine of 100.00 Bermuda dollars in respect of each day that it carries on business in contravention of not paying its annual fee.

Change of Particulars.   Each permit company is required to notify the Registrar within 30 days of any of the following particulars changing:  (a) its Memorandum of Association, or in the event of it not having a Memorandum of Association, the objects of such permit company, the names of the directors and their nationalities, the trade or business it is permitted to engage in or carry on in Bermuda and the amount of its authorized and share capital; (b) particulars of its place of business in Bermuda and the address of its registered office outside Bermuda; and (c) lists of persons resident in Bermuda authorized to accept on its behalf service of process and any notices required to be sent on it.

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

Index

Principal Representative.   Every permit company shall appoint and retain a principal representative in Bermuda.  If at any time the particulars of the principal representative are altered the permit company must notify the Registrar within 21 days after the alteration has been made.  Flagstone Suisse’s principal representative in Bermuda is David Brown.

Restrictions on Permit Companies.  Flagstone Suisse is registered under the Bermuda Companies Act as a permit company.  Under Bermuda law, permit companies are registered, for the purpose of conducting business outside Bermuda from a principal place in Bermuda. They may not, without the express authorization of the Bermuda legislature or under a license granted by the Bermuda Minister of Finance, participate in certain business transactions, including: in Bermuda, including the acquisition or holding of land, the taking of certain mortgages on land, and the acquisition of any bonds or debentures secured by any land and, subject to some exception, the carrying on of business of any kind for which the permit companies are not licensed in Bermuda.

Certain Other Bermuda Law Considerations

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

As well as having no restrictions on the degree of foreign ownership, Flagstone Suisse has received an assurance from the Ministry of Finance granting an exemption that they will not be subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda until March 28, 2016. The Minister of Finance has recently indicated that this exemption will be extended to 2035.

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

Index

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

The SST is very close to the “Solvency II” standard of the European Union.  We expect that the Swiss regulation will achieve mutual recognition in other parts of the world. On February 1, 2010, Switzerland was formally recognized as equivalent by the EU committee of supervisors, the Committee of European Insurance and Occupational Pensions Supervisors (“CEIOPS”), firstly as regards the EU Reinsurance Directive of 2005 regulating pure reinsurers and secondly as regards its supervisory regime. This will preserve and facilitate global opportunity and market access of our offering in the reinsurance sector.

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

Index

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

United Kingdom

Lloyd's Regulation

General

We participate in the Lloyd's market through our ownership of FSML and Flagstone Corporate Name Limited ("FCNL"). FSML is the managing agent for Syndicates 1861 and 1969 (which commenced underwriting in 2010), while FCNL is a corporate member and provides underwriting capacity to Syndicate 1861.

FSML's operations are franchised by Lloyd’s.  The Lloyd’s Franchise Board was formally constituted on January 1, 2003. The Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates. The Lloyd’s Franchise Board requires annual approval of FSML's business plan for the Lloyd's syndicates which it manages, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Lloyd’s also imposes various charges and assessments on its members.  If material changes in the business plan for Syndicates 1861 or 1969 were required by Lloyd’s, or if charges and assessments payable by FCNL to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of FSML and FCNL. The Group has provided capital to Lloyd’s to support FCNL's underwriting business at Lloyd's. Dividends from a Lloyd's managing agent can be declared and paid provided the relevant company has sufficient profits available for distribution and has maintained the required minimum capital level. Dividends from a Lloyd's corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.

By entering into a membership agreement with Lloyd’s, FCNL undertakes to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000 ("FSMA") that are applicable to it.

Capital Requirements

Index

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

Ratings

The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies (A.M. Best, Standard & Poor’s, and Fitch Ratings).  A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s syndicates to be able to trade in certain classes of business at current levels.  FSML and FCNL would be adversely affected if Lloyd’s current ratings were downgraded.

Intervention Powers

The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s.  It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year. If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

Change of Control

Lloyd's approval is also required before any person can acquire "control" (as defined below in relation to FSMA and giving prior notification to the FSA) of a Lloyd's managing agent or Lloyd's corporate member.

FSA Regulation

General

FSML's operations are regulated by the FSA as well as being franchised by Lloyd’s of London.  The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents (such as FSML) which it regulates, including the power to remove their authorization to manage Lloyd’s syndicates.

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

Future regulatory changes or rulings by the FSA could interfere with FSML’s business strategy or financial assumptions, possibly resulting in an adverse effect on FSML's financial condition and operating results.

Index

Change of Control

The FSA regulates the acquisition of “control” of any Lloyd’s managing agent which is authorized under FSMA.  Any company or individual that (together with or any other person acting in concert) directly or indirectly acquires 10% or more of the shares in a Lloyd’s managing agent or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power such Lloyd's managing agent or its parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such Lloyd's managing agent or its parent company by virtue of his shareholding or voting power in either.  A purchaser of 10% or more of the  ordinary shares (acting alone or in concert with other persons) would therefore be considered to have acquired “control” of FSML. Under FSMA, any person proposing to acquire “control” over a Lloyd's managing agent must give prior notification to the FSA of his intention to do so.  The FSA would then have sixty working days to consider that person's application to acquire “control.”  Failure to make the relevant prior application could result in action being taken against FSML by the FSA. Lloyd's approval is also required before any person can acquire "control" (using the same definition as for the FSA) of a Lloyd's managing agent or Lloyd's corporate member.

Other Applicable Laws

Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the European Union, as well as each nation, state and locality in which it operates.  Material changes in governmental requirements and laws could have an adverse affect on Lloyd’s and its member companies, including FSML and FCNL.

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

●
the maintenance of a net worth (defined in the Law as the excess of assets, including any contingent or reserve fund secured to the satisfaction of CIMA, over liabilities other than liabilities to partners or shareholders) of at least 100,000 Cayman Islands dollars (which is equal to approximately US$120,000), subject to increase by CIMA depending on the type of business undertaken;

●
to carry on its insurance business in accordance with the terms of the license application submitted to CIMA, to seek the prior approval of CIMA to any proposed change thereto, and annually to file a certificate of compliance with this requirement, in the prescribed form, signed by an independent auditor, or other party approved by CIMA;

●	to prepare annual accounts in accordance with generally accepted accounting principles, audited by an independent auditor approved by CIMA;
●	to seek the prior approval of CIMA in respect of the appointment of directors and officers and to provide CIMA with information in connection therewith and notification of any changes thereto;
●	to notify CIMA as soon as reasonably practicable of any change of control of Island Heritage;
●	to maintain appropriate business records in the Cayman Islands;
●	to pay an annual license fee; and
●
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

Flagstone Alliance is required to comply with the following principal requirements under the Law:

●	Carry on its insurance business in accordance with the terms of its license.
●
Must maintain adequate levels of approved investments to cover its technical reserves, in line with the approved percentages and free of any burden, and these must be expressed or liquidated in the appropriate currency according to the currency matching rules set out in the Insurance Law.

●
Must submit a return of approved investments to the Superintendent of Insurance quarterly. The return must be in the prescribed format, signed by the managing director and one other director, or, if there is no managing director, by a director and the general manager. The returns for the second and fourth quarters of each financial year must be audited and signed by the auditors.

●
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

South Africa

The South African insurance industry is governed primarily by the Long Term Insurance Act No. 52 of 1998 (the “Long Term Insurance”), and the Short Term Insurance Act No. 53 of 1998 (the “Short Term Insurance”). Each piece of legislation covers both insurance and reinsurance.  Both the Short Term Insurance Act and the Long Term Insurance Act establish the offices of the Registrar of Long Term Insurance and Registrar of Short Term Insurance.  Each office is filled by the executive officer of the Financial Services Board (the “FSB”).  The relevant registrar, through the agency of the FSB, is responsible for regulating insurers and reinsurers within the particular industry grouping.  The FSB regulates the South African non-banking financial services industry, which includes the insurance industry.

As a short term reinsurer Flagstone Reinsurance Africa Limited is registered with FSB as required under the Short Term Insurance Act.  As with any other registered reinsurer, Flagstone Reinsurance Africa Limited must maintain its business in a financially sound condition by complying with the detailed requirements of the Short Term Insurance Act in regard to the kind and spread of assets required to be held so as to enable it to meet its liabilities determined in accordance with the criteria set out in the Short Term Insurance Act.  The Short Term Insurance Act provides that reinsurers must, at all times, maintain its business in a financially sound condition by having assets, providing for its liabilities, and generally conducting its business so as to be in a position to meet its liabilities at all times. In addition, South African reinsurance companies may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency requirements.

Where You Can Find More Information

The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, are available free of charge through the investor information pages of its website, located at  www.flagstonere.com. The contents of our website are not incorporated by reference into this Annual Report and the reference is included as inactive textual reference only.  Alternatively, the public may read or copy the Company’s filings with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC ( www.sec.gov ).

Index

ITEM 1A.  RISK FACTORS

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Annual Report and other documents we file with the SEC include the following:

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

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of David Brown, our Chief Executive Officer; Patrick Boisvert, our Chief Financial Officer; Gary Prestia, our Chief Underwriting Officer North America ; Guy Swayne, our Chief Underwriting Officer International; and David Flitman, our Chief Actuary, among other key employees. Although we are not aware of any planned departures, the loss of any of their services or the services of other members of our management team or difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of the above named executives, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreement for Mr. Brown provides that either party may terminate the agreement upon 365 days’ advance written notice, the employment agreements with Messrs. Prestia, Swayne, Boisvert and Flitman provide that either party may terminate the agreement upon 180 days’ advance written notice. We do not currently maintain key man life insurance policies with respect to these or any of our other employees.

Our success has and will continue to depend, in substantial part, upon our ability to attract and retain our team of underwriters in various business lines.  Although we are not aware of any planned departures, the loss of one or more of our senior underwriters could adversely impact our business by, for example, making it more difficult to retain clients or other business contacts whose relationship depends in part on the service of the departing personnel.  In general, the loss of key services of any members of our current underwriting teams may adversely affect our business and results of operations.

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

Index

We depend on a small number of reinsurance and insurance brokers and agents for a large portion of our revenues, and the loss of business from one of these reinsurance or insurance brokers and agents could limit our ability to write new reinsurance and insurance policies and reduce our revenues.

We market our reinsurance and insurance on a worldwide basis primarily through reinsurance brokers and insurance brokers and agents, and we depend on a small number of reinsurance brokers and insurance brokers and agents for a large portion of our revenues. Since we commenced operations in December 2005, substantially all of our gross premiums written were sourced through brokers. The following brokers, [Aon Benfield (31.3%), Guy Carpenter & Company, Inc. (27.1%) and Willis Group Holdings Ltd. (11.3%)], provided a total of 69.7% of our gross premiums written for the year ended December 31, 2010. Affiliates of these and other brokers have historically co-sponsored the formation of reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could limit our ability to write new reinsurance policies and reduce our revenues.

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

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Ratings play a significant role in the perception of a market participant’s financial strength, one of the key factors in our ability to compete effectively. Our financial strength is rated by a variety of rating agencies, and these ratings are designed to reflect our ability to meet our financial obligations under our policies. These ratings do not refer to our ability to meet non-reinsurance and non-insurance obligations and are not a recommendation to purchase any policy or contract issued by us or to buy, hold or sell our securities.

Each of Flagstone Suisse’s, Island Heritage’s, Flagstone Alliance’s and Flagstone Africa’s financial strength rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agencies in response to a variety of factors, including the risk factors described in this section.

With regard to FSML, as all Lloyd’s policies are ultimately backed by this common security, a single market rating can be applied across Lloyd’s.

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

Index

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

The performance of our information technology systems is critical to our business and reputation and our ability to process transactions and provide high quality customer service. Such systems are and will continue to be a very important part of our underwriting process. We license the catastrophe modeling software of AIR Worldwide and Risk Management Solutions Inc., which are the three major vendors of industry-standard catastrophe modeling software, and we enhance the output from these models with our proprietary software.  We cannot be certain that we will be able to replace these service providers or consultants, if necessary, without slowing our underwriting response time, or that our proprietary technology will operate as intended. Any defect or error in our information technology systems could result in a loss or delay of revenues, higher than expected loss levels, diversion of management resources, harm to our reputation or an increase in costs.

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

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial service industry, including brokers and dealers, banks and other institutions which have experienced deterioration and volatility as a result of the most recent financial crisis. Many of these transactions expose us to credit risk in the event of default of our counterparty.  In addition, with respect to secured transactions, our credit risk may be exacerbated when our collateral cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and equity investments.  Any such losses or impairments to the carrying value of these assets could materially and adversely affect our business and results of operations.

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

The investment income derived from our invested assets was $31.5 million for the year ended December 31, 2010. For the year ended December 31, 2010, the total return on invested assets was 4.2% compared to 4.6% for the year ended December 31, 2009. The change in the return on invested assets of (0.4)% during the year ended December 31, 2010, compared to the same period in 2009 is primarily due to lower interest rates and a lower impact of tightening credit spreads during the year.  Our investment policies seek capital appreciation and thus will be subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.  In particular, the volatility of our claims may force us to liquidate securities, which could impact our investment portfolio.

Index

Our investment performance may vary substantially over time, and we cannot assure you that we will achieve our investment objectives.

Investment returns are an important part of our growth in diluted book value, and fluctuations in the fixed income or equity markets could impair our financial condition and results of operations. A significant period of time normally elapses between the receipt of insurance premiums and the disbursement of insurance claims. We cannot assure you that we will successfully match the structure of our investments with our operating subsidiaries’ liabilities under their reinsurance and insurance contracts.  If our calculations with respect to these reinsurance liabilities are incorrect, or if we improperly structure our investments to match such liabilities, we could be forced to liquidate investments in order to pay these liabilities.

Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, the need for liquidity may result in investment returns below our expectations.  With respect to certain of our investments, we are subject to pre-payment or reinvestment risk. In particular, our fixed maturity portfolio is subject to reinvestment risk and as at December 31, 2010, 21.1% of our fixed maturity portfolio comprised mortgage-backed and asset-backed securities which are subject to prepayment risk. A significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations.  Further, our portfolio of fixed income securities may be adversely affected by changes in interest rates.  In addition, we are generally exposed to changes in the level or volatility of equity prices that affect the value of securities or instruments that derive their value from a particular equity security, a basket of equity securities or a stock index. As of the date of this annual report, our exposure to equities and other non-investment grade fixed income investments is limited to 6.3% of assets.  These conditions are outside of our control and could adversely affect the value of our investments and our financial condition and results of operations.

Profitability may be adversely impacted by claims’ inflation.

The effects of claims inflation could cause the severity of claims from catastrophes or other events to rise in the future.  Our calculation of reserves for losses and loss expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatment and litigation costs.  We write business in the U.S. and the U.K., where claims inflation has grown particularly strong in recent years.  To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

The movement in foreign currency exchange rates could adversely affect our operating results because we enter into reinsurance and insurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar and we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar.

Through our global reinsurance and insurance operations, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound sterling, the Swiss franc, the Canadian dollar and the Japanese yen.  Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates.  Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position.  We employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk.  To the extent that these exposures are not fully hedged or the hedges are ineffective, our results and level of capital may be reduced by fluctuations in foreign currency exchange rates.

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

Index

Our complex global operating platform increases our exposure to systems or human failures, which may limit our revenues, increase our costs and decrease our net income from operations.

We are subject to operational risks including fraud, employee errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events. Our reliance in large part on the integration of our operations in Bermuda, the U.K., Switzerland, India, Canada, the Cayman Islands, Puerto Rico, South Africa, Luxembourg and Dubai increases the likelihood that losses from these risks, which may occur from time to time, could be significant.  As our business and operations grow more complex we are exposed to a broader scope of risk in these areas.  The occurrence of these types of events may limit our revenues, increase our costs and decrease our net income from operations.

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

Index

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

The reinsurance and insurance industries are highly competitive. We compete with major global insurance and reinsurance companies and underwriting syndicates, many of which have extensive experience in reinsurance and insurance and may have greater financial resources available to them than us. Other financial institutions, such as banks and hedge funds, now offer products and services similar to our products and services. Alternative products, such as catastrophe bonds, compete with our products. In the future, underwriting capacity will continue to enter the market from these identified competitors and perhaps other sources. After the September 11, 2001, terrorist attacks in the U.S., and then again following the three major hurricanes of 2005 (Katrina, Rita and Wilma), new capital flowed into Bermuda, and much of these new proceeds went to a variety of Bermuda-based start-up companies.  The full extent and effect of this additional capital on the reinsurance and insurance markets will not be known for some time and current market conditions could reverse.  These continued increases in the supply of reinsurance and insurance may have negative consequences for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions.  Insurance company customers of reinsurers may choose to retain larger shares of risk, thereby reducing overall demand for reinsurance.  Further, insureds have been retaining a greater proportion of their risk portfolios than previously, and industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies, known as captive companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than risk transferring insurance.  This has put downward pressure on insurance premiums.

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

We currently have the ability to provide up to $750 million in letters of credit under our letter of credit facilities ($550 million in respect of Citibank Europe Plc and $200 million in respect of Barclays Bank Plc), the renewal of which is reviewed annually. As at December 31, 2010, $467.9 million has been drawn under these facilities.  If these facilities are not sufficient or if we are unable to renew them or are unable to arrange for other types of security on commercially acceptable terms, the ability of Flagstone Suisse to provide reinsurance to some U.S.-based and international clients may be severely limited.

At a Lloyd’s market level, Lloyd’s is required to demonstrate to the FSA that each member’s capital resources requirement is met by that member’s available capital resources, which for this purpose comprises its Funds at Lloyd’s, its share of member capital held at syndicate level and the funds held within the Lloyd’s Central Fund.

Index

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

We are a holding company with no significant operations or assets other than our ownership of our subsidiaries, the most important of which is Flagstone Suisse. Dividends, distributions and other permitted payments from Flagstone Suisse, which are limited under Bermuda and Swiss law and regulations, are expected to be our primary source of funds to pay expenses and fund dividends, if any, or share repurchases.

Under the Insurance Act and related regulations, Flagstone Suisse will be required to maintain certain capital and solvency requirements and paid-up share capital levels and will be prohibited from declaring or paying dividends that would result in noncompliance with such requirement. As a Bermuda Class 4 reinsurer, Flagstone Suisse may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus as set out in its previous year's statements, unless at least seven days before payment of those dividends it files an affidavit with the BMA signed by at least two directors and Flagstone Suisse’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone Suisse to fail to meet its capital and solvency requirements and liquidity ratio. Further, Flagstone Suisse may not reduce by 15% or more its total statutory capital as set out in its previous year’s statements without the prior approval of the BMA. This may limit the amount of funds available for distribution to us, restricting our ability to pay dividends, make distributions and repurchase any of our common shares.

Under relevant Luxembourg corporate law, each year at least one-twentieth of our net profits must be allocated to the creation of a reserve.  This allocation to reserve ceases to be required when the reserve has reached an amount equal to one-tenth of our corporate capital, but once again becomes required if the reserve falls below one-tenth of our corporate capital.

In addition, certain limitations apply to the declaration of dividends from the Company.  Under Luxembourg Law, our shareholders may declare dividends at a general meeting of shareholders through the passage of an ordinary resolution, but, in accordance with our Articles, the dividend may not exceed the amount recommended by our Board of Directors. Dividends may only be declared from our distributable reserves.  In accordance with Luxembourg Law, no distributions to shareholders may be made when, on the closing date of the relevant financial year, the net assets as set out in the annual accounts are, or would be following such a distribution, lower than the subscribed capital plus the reserves that may not be distributed under Luxembourg Law or in accordance with our Articles. The amount of a distribution to shareholders may not exceed the amount of profits at the end of the last financial year plus any profits carried forward and any amounts drawn from reserves which are available for that purpose, less any losses carried forward and sums to be placed to reserve in accordance with the Luxembourg Law or in accordance with the Articles.

Our Articles and Luxembourg Law provide for certain restrictions on the purchase of our own shares. We may only purchase our own shares in accordance with Luxembourg Law and the provisions of our Articles.  Our Articles provide that we are generally authorized to purchase our own shares provided that: (i) the maximum number of shares repurchased does not exceed the number of our paid up issued shares; (ii) the maximum price that may be paid for each share is the fair market value; (iii) the minimum price that may be paid for each share is the par value per share of US$0.01; (iv) our authority to repurchase our own shares is granted to us by our shareholders and expires on the fifth anniversary of the granting of such authority, at which point our shareholders must provide new authority for further repurchases; (v) the acquisition of shares, including shares previously acquired, may not have the effect of reducing our net assets below the amount required by Luxembourg Law; and (vi) our authority to purchase our own shares relates only to: (a) one or more open-market purchases; or (b) a purchase where we have made an offer on similar terms to repurchase up to the same number of shares from each shareholder appearing on the register of shareholders immediately before the offer was made, other than to those who have consented in writing to be excluded from the offer.

The structure of FCML, our Luxembourg investment subsidiary, provides for the equity to be provided substantially in share premium.  As an investment company, FCML has been empowered and operationally equipped to repurchase shares at Net Asset Value at short notice, (subject to board approval and maintaining the minimum share capital of €1,250,000).  FCML can also declare dividends (including interim dividends) out of unrealized capital gains.

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

U.K. company law prohibits FSML and FCNL from declaring a dividend to its shareholders unless it has “profits available for distribution”.  The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.  While the U.K. insurance regulatory laws impose no statutory restrictions on a Lloyd’s managing agent’s ability to declare a dividend, the FSA’s rules require maintenance of adequate resources, including each company’s solvency margin within its jurisdiction. In addition, under Lloyd’s rules, a managing agent must maintain a minimum level of capital based, among other things, on the amount of capacity it manages subject to a minimum of £400,000.

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

The insurance laws of each state in the U.S. and many non-U.S. jurisdictions regulate the sale of insurance within that jurisdiction by alien insurers, such as Flagstone Suisse, which are not authorized or admitted to do business in that jurisdiction. The laws and regulations applicable to direct insurers could indirectly affect us, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.  We expect that for so long as Flagstone Suisse follows its operating guidelines, it will conduct its activities in compliance with applicable insurance statutes and regulations. However, insurance regulators in the U.S. or other jurisdictions who review the activities of Flagstone may successfully take the position that Flagstone is subject to the jurisdiction’s licensing requirements.

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

The insurance and reinsurance regulatory framework of Bermuda recently has become subject to increased scrutiny in many jurisdictions, including the U.S. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate offshore reinsurers. Government regulators are generally concerned with the protection of policyholders rather than other constituencies, such as shareholders. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that certain of our principal operating companies operate from Bermuda. Bermuda is a small jurisdiction and may be disadvantaged when participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries.

Index

This disadvantage could be amplified by the fact that Bermuda, which is currently an overseas territory of the U.K., may consider changes to its relationship with the U.K. in the future, including potentially seeking independence. We are not able to predict the future impact on Flagstone’s operations of changes in the laws and regulations to which we, or companies acquired by us, are or may become subject.  Flagstone Suisse operates in Bermuda under a permit issued by the Bermuda Minster of Finance.  If Flagstone Suisse’s permit were revoked, it would not be permitted to operate its business from within Bermuda.

The attorneys general for multiple states and other insurance regulatory authorities have previously investigated a number of issues and practices within the insurance industry, and in particular insurance brokerage practices.  In addition, the European Commission has clarified its approach to the application of EU competition law in the commercial insurance and reinsurance sectors.  On September 25, 2007, the European Commission published a report (Sector Inquiry under Article 17 of Regulation (EC) No 1/2003 on business insurance (Final Report) COM (2007) 556) setting out its main findings. No company in the group was among the many companies to receive formal requests for information about business practices from the European Commission. We do not currently consider that the Report has implications for our business practices, but the Commission's approach may well change.

To the extent that state regulation of brokers and intermediaries becomes more onerous, costs of regulatory compliance for our insurance intermediary subsidiaries will increase. Finally, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk. Since we depend on a few brokers for a large portion of our insurance and reinsurance revenues, loss of business provided by any one of them could adversely affect us.

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

Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. In particular, the SEC and the Financial Accounting Standards Board (“FASB”) are considering whether U.S. GAAP will ultimately be replaced by or harmonized with International Financial Reporting Standards (“IFRS”). It is also possible that the adoption of IFRS would be extended to U.S. issuers on either an optional or mandatory basis. Any such change could have a significant impact on our financial reporting, impacting key matters such as our loss reserving policies and premium and expense recognition. For example, IFRS is considering adopting an accounting standard that would require all reinsurance and insurance contracts to be accounted for under a new measurement basis, current exit value, which is considered to be closely related to fair value. We cannot currently assess how the FASB and SEC staff’s ultimate resolution of these initiatives will impact us, including aspects of our loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until final guidance is issued, we intend to apply existing U.S. GAAP. There can be no certainty, however, that the SEC or the FASB will not require us to modify our current principles, either on a going-forward basis or for prior periods. Any required modification of our existing principles, either with respect to these issues or other issues in the future, could have an impact on our results of operations, including changing the timing of the recognition of underwriting income, increasing the volatility of our reported earnings and changing our overall financial statement presentation.

An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. The proposed Solvency II insurance directive is currently expected to come into force on January 1, 2013. Insurers and reinsurers are undertaking a significant amount of work to ensure that they meet the new requirements and this may divert resources from other operational roles. Final Solvency II guidelines have been published and the Company and FSML implementation plans are well underway. There can be no assurance that future legislation will not have an adverse effect on FSML or the Company.

Index

We could lose the services of one or more of our key employees if we are unable to obtain or renew work permits required by certain countries in which we operate.

Our success depends on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. Many of our key employees work in countries where they are not citizens, such as Bermuda or Switzerland.  It is possible that we could lose the services of one or more of our key employees, or be unable to attract new qualified personnel, if we are unable to obtain or renew necessary work permits, which could have an adverse effect on our business.

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

As of February 22, 2011, we had 68,713,348 common shares outstanding, net of treasury shares.  Up to an additional 6,328,978 common shares may be issuable upon the vesting and exercise of outstanding Performance Share Units (PSUs) and Restricted Share Units (RSUs).  In addition, our principal shareholders and their transferees have the right to require us to register their common shares under the Securities Act of 1933, as amended (the “Securities Act”) for sale to the public.  There is one warrant outstanding that will be exercisable for an aggregate 630,194 common shares during the month of December 2013. These shares also will be entitled to demand registration. Following any registration of this type, the common shares to which the registration relates will be freely transferable.  We have also filed a registration statement on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under our PSU Plan and our RSU Plan.  Subject to the exercise of issued and outstanding stock options, shares registered under the registration statement on Form S-8 will be available for sale to the public.

We have reserved 11.2 million common shares for issuance under the PSU Plan. For the RSU Plan, we annually reserve 0.2% of our outstanding common shares for issuance (or as decided by the Compensation Committee), plus the amount required to satisfy director fees paid in common shares. Subject to the settlement of PSUs, which generally vest over three years, and RSUs, which generally vest over two years, common shares registered under the registration statement on Form S-8 will be available for sale into the public markets after the expiration of the 180-day lock-up agreements. On June 23, 2010, we filed a universal shelf registration statement with the SEC, which was declared effective on August 5, 2010 (the “2010 Shelf Registration Statement”). Under the 2010 Shelf Registration Statement, we may issue and sell up to $500 million worth of common shares, preferred shares and senior and subordinated debt, under one or more prospectus supplements. Additionally, selling stockholders are entitled to sell up to a total of 71,547,891 common shares from time to time under the 2010 Shelf Registration Statement. We have not yet completed an offering under the 2010 Shelf Registration.

U.S. persons who own our common shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Luxembourg companies legislation, which applies to the Company, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. The rights of shareholders under Luxembourg law, although extensive, may differ from the rights of shareholders under legislation or judicial precedent in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Luxembourg. In addition, the Company’s Articles of Incorporation (Statutes) also provide that shareholders waive all claims or rights of action that they may have, individually or in the Company’s right, against any of the Company’s directors or officers from and against all actions , costs, charges, losses, damages and expenses which they shall incur or sustain by reason of any act done, concurred or omitted in or about the execution of their duty, supposed duty, or respective offices or trusts, provided that this indemnity shall not extend to any actions resulting from fraud, dishonesty, gross degligence or willful misconduct of such director or officer. The cumulative effect of some of these differences between Luxembourg law and the laws generally applicable to U.S. corporations and their shareholders may result in shareholders having greater difficulties in protecting their interests as a shareholder of our Company than as a shareholder of a U.S. corporation. In particular, this affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our company, what approvals are required for business combinations by our company with a large shareholder or a wholly-owned subsidiary, what rights a shareholder may have to enforce specified provisions of the Luxembourg companies legislation or our articles, and the circumstances under which we may indemnify our directors and officers.

Anti-takeover provisions in our articles could  diminish the value of our common shares.

Our articles contain provisions that could delay or prevent a change of control of the Company that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future.

Index

Examples of provisions in our articles that could have this effect include:

●	election of our directors is staggered, meaning that ordinarily the members of only one of the three classes of our directors are elected each year;

●	except as otherwise specified in the Articles, directors are ordinarily elected by shareholders from persons nominated by the existing directors; and

●	the affirmative vote of at least 75% of the shares represented will be required to approve any merger, amalgamation or similar transaction involving the Company.

There are regulatory limitations on the ownership and transfer of our common shares.

The transfer of ownership of our common shares may require the prior approval of certain regulators in the jurisdictions in which we operate, including Bermuda and the U.K.

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

Except in connection with the settlement of trades or transactions entered into through the facilities of the NYSE, our Board may generally require any shareholder or any person proposing to acquire our shares to provide the information required under our articles. If any such shareholder or proposed acquirer does not provide such information, or if the Board has reason to believe that any certification or other information provided pursuant to any such request is inaccurate or incomplete, the Board may decline to register any transfer or to effect any issuance or purchase of shares to which such request is related. Although these restrictions on transfer will not interfere with the settlement of trades on the NYSE, we may decline to register transfers in accordance with our articles and Board resolutions after a settlement has taken place.

The FSA regulates the acquisition of ‘‘control’’ of any U.K. person, such as FSML, authorized under the FSMA. Similarly, Lloyd’s approval is required prior to acquiring control of a Lloyd’s managing agent. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares of a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired ‘‘control’’ for the purposes of FSMA, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of our ordinary shares would therefore be considered to have acquired ‘‘control’’ of FSML. Under FSMA, any person proposing to acquire ‘‘control’’ over a U.K. authorized insurance company must notify the FSA of his intention to do so and obtain the FSA’s prior approval. The FSA would then have three months to consider that person’s application to acquire ‘‘control.’’ In considering whether to approve such application, the FSA must be satisfied both that the acquirer is a fit and proper person to have such ‘‘control’’ and that the interests of consumers would not be threatened by such acquisition of ‘‘control.’’ Failure to make the relevant prior application would constitute a criminal offense; whereas a failure to obtain Lloyd's approval could result in Lloyd’s taking action against the relevant managing agent.

Lloyd’s also regulates the acquisition of control over Lloyd’s corporate members, such as FCNL. The test for acquisition of control is the same as that described above in relation to FSMA. Accordingly, any person who proposed to acquire 10% or more of the ordinary shares in FCNL or a parent company would have to obtain the prior approval of Lloyd’s.

We may repurchase your common shares without your consent.

Under our articles and subject to Luxembourg law, we have the option, but not the obligation, to require a shareholder to sell to us at fair market value the minimum number of common shares which is necessary to avoid or cure any adverse tax consequences or materially adverse legal or regulatory treatment to us, our subsidiaries or our shareholders if our Board reasonably determines, in good faith and based on the opinion of counsel, that failure to exercise our option would result in such adverse consequences or treatment.

It may be difficult to enforce a judgment or effect service of process under Luxembourg law on the Company or related persons.

We are a Luxembourg société anonyme and it may be difficult to enforce judgments against us or our directors and executive officers.

Index

We are organized under the laws of Luxembourg. In addition, some of our directors and officers reside outside the U.S. and all or a substantial portion of their assets and our assets are or may be located in jurisdictions outside the U.S. Therefore, it may be difficult for investors to effect service of process within the U.S. upon our non-U.S. directors and officers or to recover against our company or our non-U.S directors and officers on judgments of U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. Federal securities laws. Further, no claim may be brought in Luxembourg against us or our directors and officers in the first instance for violation of U.S. Federal securities laws because these laws have no extraterritorial jurisdiction under Luxembourg law and do not have force of law in Luxembourg.

We have been advised by our Luxembourg counsel that there is doubt as to whether the courts of Luxembourg would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named herein, predicated upon the civil liability provisions of the U.S. Federal securities laws. It may be difficult for you to recover against us based upon a judgment of a U.S. court because such judgments are not automatically enforceable in Luxembourg.

The U.S. and Luxembourg are not currently bound by a treaty providing for reciprocal recognition and enforcement of judgments, other than arbitral awards rendered in civil and commercial matters. An enforceable judgment for the payment of monies rendered by any U.S. Federal or state court based on civil liability, whether or not predicated solely upon the U.S. securities laws, would not directly be enforceable in Luxembourg. However a party who received such favorable judgment in a U.S. court may institute enforcement proceedings (exequatur) in Luxembourg by requesting enforcement of the U.S. judgment by the District Court (Tribunal d’Arrondissement) pursuant to Article 678 of the New Luxembourg Code of Civil Procedure.

The District Court will authorize the enforcement of the U.S. judgment in Luxembourg if it is satisfied that all of the following conditions are met:

•	the U.S. judgment is enforceable in the U.S.;

•
the U.S. court awarding the judgment has jurisdiction to adjudicate the respective matter under the applicable U.S. Federal or state jurisdictions rules, and the jurisdiction of the U.S. court is recognized by Luxembourg private international and local law;

•	the U.S. court has applied to the dispute the substantive law which would have been designated by the Luxembourg conflict of law rules;

•	the principles of natural justice have been complied with;

•	the U.S. judgment does not contravene international public policy (ordre public) or order as understood under the laws of Luxembourg or has been given in proceedings of a criminal nature;

•	the U.S. court has acted in accordance with its own procedural laws;

•	the U.S. judgment was granted following proceedings in which the counterparty had the opportunity to appear and to present a defense; and

•	the U.S. judgment was not granted pursuant to an evasion of Luxembourg law (fraude à la loi luxembourgeoise).

Subject to the above conditions, Luxembourg courts tend not to review the merits of a foreign judgment, although there is no statutory prohibition on this type of review.

Enforcement does not mean that all of the obligations resulting from the judgment are enforced in accordance with their specific terms, but only that they can be enforced if they are of a type that is recognized and enforced under Luxembourg law generally.

Risks Related to Tax Matters

U.S. persons who hold common shares may be subject to U.S. income taxation at ordinary income rates on undistributed earnings and profits.

Controlled Foreign Corporation Rules.    If the Company or any of its non-U.S. subsidiaries is characterized as a controlled foreign corporation (“CFC”) for an uninterrupted period of 30 days or more during a taxable year, then any U.S. person who owns, directly, indirectly through non-U.S. entities or constructively (under applicable constructive ownership rules), 10% or more of the shares of the Company or any of its non-U.S. subsidiaries (based on voting power) on the last day of the taxable year in which the Company or any of its non-U.S. subsidiaries is a CFC, whom we refer to as a “U.S. 10% shareholder,” would be required to include in its U.S. federal gross income for the taxable year, as income subject to taxation at ordinary income tax rates, its pro rata share of the relevant company’s undistributed earnings and profits characterized as “subpart F income.”  Subpart F income generally includes passive investment income (such as interest, dividends and certain rent or royalties) and subpart F insurance income, which includes certain insurance underwriting income and related investment income.

Index

Additionally, a U.S. person that was a U.S. 10% shareholder at any time during the five-year period ending on the date such U.S. person disposes of our common shares may be taxable at dividend rates on any gain realized on such sale or other disposition (including by way of repurchase or liquidation) of common shares to the extent of our current and accumulated earnings and profits attributable to such common shares.

A non-U.S. insurance company is a CFC if more than 25% of the total combined voting power of all classes of stock is owned by U.S. 10% shareholders on any day during the taxable year of such a corporation.

Following the Redomestication of the Company from Bermuda to Luxembourg in May 2010, the Company’s articles do not contain a provision reducing the voting power of any shareholder owning more than 9.9% of the Company’s shares to 9.9%.  Accordingly, no assurance can be given that the Company or any of its subsidiaries will not be, or become, a CFC.  Investors should consult their own tax advisors regarding the U.S. tax ramifications of owning shares of the Company, and in particular regarding the manner in which ownership is computed for purposes of applying the CFC rules described above, and the potential for U.S. tax ramifications of ownership of shares of the Company with an aggregate voting power of 10% or greater.

Related Person Insurance Income Rules.    If (i) the gross “related person insurance income,” or RPII, of any insurance subsidiary of the Company were to equal or exceed 20% of its gross insurance income in any taxable year and (ii) direct or indirect insureds (and related persons) were to own 20% or more of either the voting power or value of the common shares either directly or indirectly through entities, then a U.S. person owning any common shares directly or indirectly through non-U.S. entities on the last day of the relevant subsidiary’s taxable year could be required to include in gross income for U.S. federal income tax purposes that person’s share of the subsidiary’s RPII for up to the entire taxable year, determined as if all such RPII were distributed proportionately only to such U.S. persons at that date, but limited by that person’s share of the subsidiary’s current-year earnings and profits as reduced by the person’s share, if any, of certain prior-year deficits in earnings and profits attributable to the subsidiary’s insurance business. Upon the sale or other disposition of any common shares, the person may also be subject to U. S. federal income tax at dividend rates to the extent of the holder’s pro rata share of the subsidiary’s undistributed earnings and profits, although we do not believe this should be the case since the Company will not be directly engaged in the insurance business.

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

Passive Foreign Investment Company Rules.    A non-U.S. corporation will be treated as a passive foreign investment company (“PFIC”) for any taxable year if at least 75% of its gross income for the taxable year is passive income or at least 50% of its gross assets during the taxable year produce or are held for the production of passive income. If the Company was characterized as a PFIC for any taxable year, U.S. holders of common shares generally would be subject to adverse U.S. federal income tax consequences for such year and each subsequent year including (i) taxation of any gain attributable to the sale or other disposition (including by way of repurchase or liquidation) of their common shares or any “excess distribution” with respect to their common shares at the highest marginal income tax rates applicable to ordinary income during the holder’s holding period for the common shares and (ii) an interest charge on the deemed deferral of income tax, unless the holder properly elects to have the Company treated as a qualified electing fund and thus to include in gross income each year a pro rata share of our ordinary earnings and net capital gain for any year in which we constitute a PFIC.

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

A U.S. tax-exempt organization that owns any of our common shares will be required to treat certain subpart F insurance income, including RPII, as unrelated business taxable income. Although we do not believe that any U.S. holders, including U.S. tax-exempt organizations, should be allocated any subpart F insurance income, we cannot be certain that this will be the case. Potential U.S. tax-exempt investors are advised to consult their tax advisors.

Index

We may be subject to taxation in the United States, which would negatively affect our results.

The Company and most of its subsidiaries are incorporated under the laws of Luxembourg, Switzerland, Bermuda and other non-U.S. jurisdictions.  If the Company or any such subsidiary is considered to be engaged in a business in the U.S., such company may be subject to current U.S. corporate income and branch profits taxes on the portion of such company’s earnings that are effectively connected to its U.S. business, including premium income from U.S. sources (which represents a large portion of the reinsurance written by Flagstone) and certain related investment income. With respect to any subsidiary of the Company that is an insurance company eligible to claim the benefits of a tax treaty with the U.S., income of such subsidiary would only be subject to current U.S. tax on the portion of its earnings that are attributable to a “permanent establishment” in the U.S.  The Company and its subsidiaries intend to conduct substantially all of their activities outside the U.S. and, except as described below, to limit their U.S. contacts so that each of them will not be subject to material U.S. taxation on their income (other than excise taxes on reinsurance premium income attributable to reinsuring U.S. risks and U.S. withholding taxes on certain U.S. source investment income).

Any dividends you receive may be subject to Luxembourg dividend withholding tax and Luxembourg income tax.

Luxembourg dividend withholding tax (currently at a rate of 15%) may arise in respect of dividends paid on our shares. A Luxembourg withholding tax levied at a rate of 15% is due on dividends and similar non-exempt distributions to our shareholders. We will be required to withhold at such rate from distributions to the shareholder and to pay such withheld amounts to the Luxembourg tax authorities.

Dividends and similar distributions paid to our shareholders may be exempt from Luxembourg dividend withholding tax if: (1) the shareholder is a qualifying corporate entity holding a stake of at least 10% of the total issued and outstanding share capital of the Company or a stake of such share capital with an acquisition price of at least €1.2 million; and (2) has either held this qualifying stake in our capital for an uninterrupted period of at least 12 months at the time of the payment of the dividend, or if it undertakes to continue to own such qualifying shareholding until such time as the entity has held the shares for an uninterrupted period of at least 12 months. Examples of qualifying corporate shareholders are taxable Luxembourg companies, certain taxable companies resident in other EU member states, capital companies resident in Switzerland subject to income tax and companies fully subject to a tax corresponding to Luxembourg corporate income tax that are resident in countries that have concluded a treaty for the avoidance of double taxation with Luxembourg. Residents of countries that have concluded a treaty for avoidance of double taxation with Luxembourg might claim application of a dividend withholding tax reduced rate (or exemption) depending on the applicable tax treaty.

Under current Luxembourg tax law, payments to shareholders in relation to a reduction of share capital or share premium are not subject to Luxembourg dividend withholding tax if certain conditions are met, including, for example, the condition that we do not have distributable reserves or profits generated after the Redomestication. If we have, at the time of the payment to shareholders with respect to their shares, distributable reserves or profits generated after the Redomestication, a distribution of share capital or share premium will be recharacterized for Luxembourg tax purposes as a distribution of such reserves or earnings subject to withholding tax. While it is our intention to make payments to shareholders in a way that no Luxembourg withholding tax is due, we may not be able to do so or our ability to do so could be limited.

There could be adverse tax consequences if we fail to maintain sufficient presence in Luxembourg.

If we do not maintain sufficient presence in Luxembourg, the Luxembourg tax authorities may not be willing to confirm that we are a tax resident of Luxembourg. In such case, we may not be entitled to tax treaty benefits. In addition, a foreign jurisdiction may claim the right to tax us as if we were a tax resident of that foreign jurisdiction, and ultimately double taxation may result.

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

None of our companies, except for Flagstone Representatives Limited, FSML, FCNL, Flagstone Holdings (U.K.) Limited, Mosaic Underwriting Services (U.K.) Limited and Syndicate 1861 (the “Flagstone U.K. Group”) are incorporated or managed in the U.K.

Index

Accordingly, none of our other companies should be treated as being resident in the U.K. for corporation tax purposes unless the central management and control of any such company is exercised in the U.K. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of our companies currently intends to manage its affairs so that none of our companies, apart from the Flagstone U.K. Group, are resident in the U.K. for tax purposes or carry on a trade through a permanent establishment in the U.K. If any of our companies were treated as being resident in the U.K. for U.K. corporation tax purposes, or if any of our companies, other than the Flagstone U.K. Group, were to be treated as carrying on a trade in the U.K. through a branch or agency or of having a permanent establishment in the U.K., our results of operations could be materially adversely affected.

The Flagstone U.K. Group is subject to U.K. tax in respect of their world wide income and gains. Rates of taxation in the U.K. may change in the future. Any change in the basis or rate of U.K. corporation tax could materially affect the Company’s ability to provide returns to shareholders.

Any reinsurance arrangements between FCNL and other Flagstone companies will be subject to the U.K. transfer pricing regime. Consequently, if the reinsurance is found not to be on arm’s length terms and as a result a U.K. tax advantage is obtained, an adjustment will be required to compute U.K. taxable profits as if the reinsurance were on arm’s length terms. Any transfer pricing adjustment could adversely impact the Company’s tax charge.

In addition, possible changes to the U.K. controlled foreign companies regime are currently under active consideration. Any possible changes may impact on the Flagstone U.K. Group’s tax charge.

We may be subject to taxation in Switzerland which would negatively affect our results.

None of our companies, except for Flagstone Suisse and Flagstone Management S.A. is incorporated or managed in Switzerland. Accordingly, none of our other companies should be liable for Swiss corporation taxation unless it carries on business through a permanent establishment in Switzerland. From a Swiss tax perspective, a permanent establishment is a fixed place of business through which a company performs business activities that are considered as being quantitatively and qualitatively significant by the tax authorities, and may include a branch, office, agency or place of management. Each of our companies currently intends to operate in such a manner so that none of our companies, apart from Flagstone Suisse and Flagstone Management S.A., will carry on business through a permanent establishment in Switzerland. If any of our companies were to be treated as carrying on business in Switzerland through a branch or agency or of having a permanent establishment in Switzerland, our results of operations could be materially adversely affected.

We may be subject to taxation in Luxembourg which would negatively affect our results.

Flagstone Reinsurance Holdings, S.A., FCML and FFSA are incorporated and carry on business through a permanent establishment in Luxembourg. However, none of our other companies should be subject to taxation in Luxembourg.  Each of our companies currently intends to operate in such a manner so that none of our companies, apart from Flagstone Reinsurance Holdings, S.A., FCML and FFSA, will carry on business through a permanent establishment in Luxembourg. If any of our companies were to be treated as carrying on business in Luxembourg through a branch or agency or of having a permanent establishment in Luxembourg, our results of operations could be materially adversely affected.

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

Index

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

We may be subject to taxation in the U.S. Virgin Islands which would negatively affect our results.

None of our Companies is incorporated or managed in the U.S. Virgin Islands (“USVI”), and none of our companies, except for Island Heritage, operates a trade or business in the USVI.  Accordingly, none of our companies, except for Island Heritage, should be subject to taxation in the USVI.  If the Company or any of its subsidiaries is considered to be engaged in a trade business in the USVI, such company may be subject to current USVI corporate or branch profits taxes on the portion of such company’s earnings effectively connected to the USVI business.

We may become subject to taxation in Bermuda after March 28, 2016, which would negatively affect our results.

We have received an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to us or to any of our operations or common shares, debentures or other obligations until March 28, 2016, except in so far as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. The duration of the assurance granted to us under the Exempted Undertakings Tax Protection Act, 1966 is limited and expires on March 28, 2016.  Tax policy and legislation in Bermuda could change in the future (as is the case in other jurisdictions) and as such we cannot give any guarantee as to whether the current tax treatment afforded to us would continue after March 28, 2016. If we were to become subject to taxation in Bermuda, our results of operations could be adversely affected.

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

Profits realized by Flagstone Africa may be distributed to its shareholders by means of dividends subject of course to compliance with the relevant insurance legislation applicable in South Africa. The transfer of dividends, profits and/or income distributions from quoted companies, non-quoted companies and other entities, to non-residents in proportion to their percentage shareholding and/or ownership is permitted by the South African Reserve Bank.

South Africa requires that any subsidiary of ours which is a resident of South Africa must withhold certain taxes on any dividends made by that subsidiary to us.

Index

We may be subject to taxation in Cyprus which would negatively affect our results.

None our companies, except for Flagstone Alliance, Alliance Insurance Agents Limited, Alliance Forfaiting Limited, Flagstone Reinsurance Agency Limited, and Limassol Power Plant Limited (the “Cyprus Group”), is incorporated or managed in Cyprus or carries on business through a permanent establishment in Cyprus. Accordingly, none of our other companies should be subject to taxation in Cyprus. Each of our companies currently intends to operate in such a manner so that none of our companies, apart from the Cyprus Group will carry on business through a permanent establishment in Cyprus. If any of our companies were to be treated as carrying on business in Cyprus through having a permanent establishment in Cyprus, our results of operations could be materially adversely affected.

Index

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently occupy office space in Luxembourg, Luxembourg.  In addition, we own office space in Hyderābād, India and lease office space in Hamilton, Bermuda; Halifax, Canada; London, England; Martigny, Switzerland; San Juan, Puerto Rico; Dubai, UAE; Johannesburg, South Africa; Limassol, Republic of Cyprus; George Town, Grand Cayman, Cayman Islands; New York, U.S.; Rio de Janeiro, Brazil; and Douglas, Isle of Man. We are constructing new office buildings in Martigny and Luxembourg. We believe that for the foreseeable future our current office spaces combined with the projects in Switzerland and Luxembourg will be sufficient for us to conduct our operations.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2010, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition or business of the Company.  We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business of our business operations. In addition to claims litigation, the Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties.

Index

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company are listed on the New York Stock Exchange under the symbol “FSR”.  The following table presents, for the periods indicated, the high and low prices per share of our common shares as reported for New York Stock Exchange composite transactions:

	2010		2009
	High	Low	High	Low
First quarter	$11.66	$10.23	$9.87	$7.24
Second quarter	$12.29	$10.1	$10.54	$7.64
Third quarter	$11.46	$9.49	$11.47	$9.07
Fourth quarter	$13.14	$9.67	$12.45	$10.3

At February 18, 2011, the number of record holders of the common shares of the Company was 22.

Distributions

Distributions declared per common share are in the form of a non-dividend return of capital. Prior to the Company’s Redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends. The Company paid four quarterly cash distributions in 2010, four in 2009 and four in 2008, at the rate of $0.04 per common share.  Subject to the approval of our Board, we currently expect to continue to pay quarterly cash distributions of approximately $0.04 per common share. Any future determination to pay cash distributions will be at the discretion of our Board and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of distributions and any other factors our Board deems relevant.

As a holding company, our principal source of income is dividends or other permissible payments from our subsidiaries.  The ability of our subsidiaries to pay dividends is limited by applicable laws and regulations of the various countries in which we operate. See Item 1, “Business—Regulation.”

Repurchases of Equity Securities

On September 22, 2008, the Company announced that its Board had approved the potential repurchase of company common shares, subject to market conditions, share price and other factors.  The buyback program, which does not have a specific expiration date, allows the Company to purchase, from time to time, its outstanding stock up to a value $60.0 million, which was increased by an additional $50.0 million at the May 18, 2010 Board meeting. Purchases under the buyback program are made with cash, at fair market value (as defined in the Company’s Articles of Incorporation). There were no share repurchases under the buyback program during the fourth quarter of 2010. As at December 31, 2010, approximately $11.2 million of repurchases remain available under the buyback program.

Shares purchased by a subsidiary

On December 14, 2010, pursuant to the Purchase Agreement between Bermuda Holdings, Mark J. Byrne (“Mr. Byrne”), and certain companies associated with Mr. Byrne, Bermuda Holdings purchased 8,005,024 shares of Flagstone from such companies in connection with the retirement of Mr. Byrne as a member of the Board at a total cost of $91.8 million.

Trading plan

On December 10, 2010, Flagstone adopted a written trading plan under Rule 10b5-1 (“the Plan”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to facilitate the continuing repurchase of its shares in accordance with Flagstone’s existing share repurchase authorization.  The entry into the Plan does not increase the amount of the Company’s share repurchase program, nor is it related to the recent purchase of shares from companies associated with Mr. Byrne by a subsidiary of the Company, see above.

Index

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Performance Graph

The following graph compares the cumulative return on our common shares including reinvestment of our dividends on our common shares to such return for the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index (“S&P 500”), S&P Supercomposite Property-Casualty Index (“S&P P/C”) and AM Best’s Global Reinsurance Stock Index (“AM Best Global Re”), for the period commencing March 30, 2007, the date of our initial IPO, through December 31, 2010, assuming $100.00 was invested on March 30, 2007. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each quarter during the period from March 30, 2007 through December 31, 2010. As depicted in the graph below, during this period, the cumulative return was (1) (6.5%) on our common shares; (2) (11.5%) for the S&P 500; (3) (26.1%) for the S&P P/C; and (4) (22.8%) for the AM Best Global Re.

Comparison of Cumulative Total Return
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
Mar-07 Jun-07 Sep-07 Dec-07 Mar-08 Jun-08 Sep-08 Dec-08 Mar-09 Jun-09 Sep-09 Dec-09 Mar-10 Jun-10 Sep-10 Dec-10
FSR
S&P 500
S&P P&C
AM Best Global Re

Equity Compensation Plans

The information required by this Item is incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners, Management and Related Stockholders Matters” in this Annual Report.

Index

ITEM 6.    SELECTED FINANCIAL DATA

Statement of operations data for the years ended December 31, 2010, 2009 and 2008 and balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report, which have been prepared in accordance with U.S. GAAP.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes, under Item 8.

	For the years ended December 31,
	2010	2009	2008	2007	2006
Summary Statement of Operations Data:
Net premiums written	$883,854	$792,469	$694,698	$527,031	$282,498
Net income (loss) attributable to Flagstone	$97,084	$242,192	$(187,302)	$167,922	$152,338
Net income (loss) per common share outstanding—Basic	$1.23	$2.87	$(2.20)	$2.05	$2.17
Distributions declared per common share (1)	$0.16	$0.16	$0.16	$0.08	$-

	As at December 31,
	2010	2009	2008	2007	2006
Summary Balance Sheet Data:
Total investments, cash and cash equivalents and restricted cash	$1,997,278	$1,945,320	$1,700,844	$1,865,698	$1,018,126
Total assets	$2,719,202	$2,566,768	$2,215,970	$2,103,773	$1,144,502
Loss and loss adjustment expense reserves	$721,314	$480,660	$411,565	$180,978	$22,516
Long term debt	$251,122	$252,402	$252,575	$264,889	$137,159
Shareholders' equity	$1,134,733	$1,211,018	$986,013	$1,210,485	$864,519

(1)Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's Redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

As of January 1, 2007, we adopted the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic on Fair Value Measurements and Disclosures and the FASB ASC Topic on Financial Instruments. As a result, substantially all of our investments are now carried at fair value with changes in fair value being reported as net realized and unrealized gains (losses) in our statement of operations and comprehensive income (loss). Prior to the adoption of these Topics, our available for sale investments were carried at fair value with changes in fair value with changes therein reported as a component of other comprehensive income.

On January 12, 2007, we began to consolidate the operations of Mont Fort in accordance with the FASB ASC Topic on Consolidation.

On July 1, 2007, we began to consolidate the operations of Island Heritage in accordance with the FASB ASC Topic on Consolidation.

On July 1, 2008, we began to consolidate the operations of Flagstone Africa, on October 1, 2008, we began to consolidate the operations of Flagstone Alliance and on November 18, 2008, we began to consolidate the operations of FSML in accordance with the FASB ASC Topic on Consolidation.

Index

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition as at December 31, 2010 and 2009 and our results of operations for the years ended December 31, 2010, 2009 and 2008.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts, percentages, or unless otherwise stated. This discussion should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K (this “Annual Report”).  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

Executive Overview

We are a global reinsurance and insurance company. Our management views us as being organized into three business segments: Reinsurance, Lloyd’s and Island Heritage (previously referred to as our Insurance segment). Through our Reinsurance segment, we write primarily property, property catastrophe and short-tail specialty and casualty insurance and reinsurance.  Through our Lloyd’s segment, we write primarily property and short-tail specialty and casualty insurance and reinsurance focused on the energy, hull, cargo, marine liability, engineering, and aviation business sectors. Island Heritage primarily writes property insurance for homes, condominiums, office buildings and automobiles in the Caribbean region.

We commenced operations in December 2005. On March 30, 2007, our common shares began trading on the New York Stock Exchange (“NYSE”). On May 14, 2010, the Company’s shareholders approved a redomestication to change Flagstone’s jurisdiction of incorporation from Bermuda to Luxembourg and thereby discontinued its existence as a Bermuda company as provided in Section 132G of The Companies Act 1981 of Bermuda and continued its existence as a société anonyme under the laws of Luxembourg effective May 17, 2010 (the “Redomestication”).  The Redomestication has not had, and we do not expect the Redomestication to have, a material impact on the way we operate or on our financial condition or results of operations.

The various components of our operating model, including offices in Luxembourg, Luxembourg; Hamilton, Bermuda; Martigny, Switzerland; and London, England, are integrated through our use of advanced technology. Flagstone Suisse is based in Martigny in the canton of Valais, Switzerland. Through this office, we are in a position to closely follow and respond effectively to the changing needs of the various European insurance markets. Flagstone Suisse is licensed by the Swiss Financial Market Supervisory Authority, or FINMA, in Switzerland. Flagstone Suisse is also licensed as a permit company registered in Bermuda and is registered as a Class 4 insurer under the Bermuda Insurance Act and complements our Swiss based underwriters with a separately staffed Bermuda underwriting platform. Flagstone Africa writes multiple lines of reinsurance in sub-Saharan Africa. Our research and development efforts and part of our catastrophe modeling and risk analysis team, and part of finance and accounting are based in Hyderābād, India, and our international reinsurance marketing operations are conducted from London, England. Our computer data center is in our Halifax, Canada office, where we also run support services such as accounting, claims, application support, administration, risk modeling, proprietary systems development and high performance computing. The result is an operating platform which provides significant efficiencies in our operations and access to a large and highly qualified staff at a relatively low cost.

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and our fiscal year ends on December 31.  Since a substantial portion of the reinsurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the specific insurance coverages we offer to clients affected by these events.  This may result in volatility in our results of operations and financial condition.  In addition, the amount of premiums written with respect to any particular line of business may vary from quarter to quarter and year to year as a result of changes in market conditions.

We measure our financial success through long term growth in diluted book value per share plus accumulated distributions measured over intervals of three years, which we believe is the most appropriate measure of our performance, a measure that focuses on the return provided to our common shareholders. Diluted book value per share is obtained by dividing Flagstone shareholders’ equity by the number of common shares and common share equivalents outstanding including all potentially dilutive securities such as a warrant, Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”).

We derive our revenues primarily from net premiums earned from the reinsurance and insurance policies we write, net of any retrocessional or reinsurance coverage purchased, income from our investment portfolio, and fees for services provided.  Premiums are generally a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are normally due in installments and earned over the contract term, which ordinarily is 12 or 24 months.

Income from our investment portfolio is primarily comprised of interest on fixed maturity, short term investments and cash and cash equivalents and dividends, net realized and unrealized gains (losses) on our investment portfolio including our derivative positions, net of investment expenses.

Index

Our expenses consist primarily of the following types: loss and loss adjustment expenses (“LAE”) incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our Performance Share Unit Plan (“PSU Plan”) and Restricted Share Unit Plan (“RSU Plan”), and other general operating expenses; interest expense related to our debt obligations; and noncontrolling interest, which represents the interest of external parties with respect to the net income of Mont Fort, Island Heritage, and Flagstone Africa.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income to date has been earned in Bermuda, a non-taxable jurisdiction, the tax impact on our operations has historically been minimal. The Company has become a Luxembourg tax resident entity due to the Redomestication and it will therefore be subject to Luxembourg corporate income tax, municipal business tax, withholding tax, and net wealth tax. Management will attempt to minimize the income tax impact on the Company through effective tax planning.

Despite an unprecedented number of large international events, we grew diluted book value per share by 12.1% in 2010, inclusive of distributions paid during 2010 of $0.16 per share. Since our founding five years ago, our team has worked diligently to build a platform that seeks to produce quality underwriting opportunities from around the globe.  We believe that this diversification, both geographically and by business line, provides us with broad global opportunities. We believe our underwriting performance is a result of our selective underwriting approach coupled with this diversification. However, in 2010, North America experienced relatively fewer catastrophic events relative to the historical average, while the opposite was true internationally, a historical anomaly which we believe negatively impacts our diversified portfolio.

Our written premiums for the year 2010 were $1.1 billion, which is an 11.1% increase from 2009, which we believe is a result of our sourcing as much business as possible and then selecting the risks that meet our stringent pricing targets. We believe the increase in our written premiums is a testament to this strict oversight and our approach to underwriting was implemented with a close eye on cycle management. We believe we have continued to prudently manage our balance sheet and capital levels, and given the market conditions, we have exercised discipline in underwriting and instead allocated capital to share buy-backs in 2010. The Company and its affiliates repurchased $91.9 million of shares in the fourth quarter and $164.3 million of shares during the year, representing 7.6% and 13.6%, respectively, of our January 1, 2010 Flagstone shareholders’ equity.

We believe we remained disciplined throughout 2010, which resulted in benefits to our North American portfolio.  At January 1, 2011, North American catastrophe pricing in the market was generally down 7 to 10 percent on a risk adjusted basis, and as such we were content to reduce risk by not renewing underpriced business.  The Northeast was among the more disappointing regions and we believe that at current market price levels increasing our number of programs is no longer supportable on a marginal pricing basis. The only region that saw some price increases was the Midwest, driven by programs directly affected by the high tornado and hail loss activity of the past three years. Overall, we expect cycle management to play a key role as the year progresses. The recent catastrophe model changes may partially offset this softening trend and increase demand; however, we expect the large industry loss activity to be the major catalyst for change.

Internationally, the January 1, 2011 renewals saw challenging market conditions, but we believe that the reinsurance market in general has remained disciplined. The business we write in Europe and South Africa was stable in 2010 and we were able to maintain our price levels as we continue to manage our portfolio. Furthermore, due to the recent losses in Australasia, we saw significant increases on rates in that region in 2010.  Lastly, the specialty business was mixed with some areas such as the marine and energy markets as well as our engineering business showing improved pricing and good submission flow.

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

Index

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

For a breakdown of reserves for losses and loss adjustment expenses refer to Note 8 “Loss and Loss Adjustment Expense Reserves” and Note 9 “Reinsurance” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

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

For reinsurance written on an excess of loss basis, which represents approximately 66.2%, 72.0% and 65.0% of the premiums we wrote for the years ended December 31, 2010, 2009 and 2008, respectively, our exposure is limited by the fact that most treaties have a defined limit of liability arising from a single loss event. Once the limit has been reached, we have no further exposure to additional losses from that relevant treaty for the same loss event. For reinsurance on a pro rata basis, we typically have event caps so these liabilities are contained.

Our actuarial group performs a quarterly loss reserve analysis. This analysis incorporates specific exposures, loss payment and reporting patterns and other relevant factors. This process involves the segregation of risks between catastrophic and non-catastrophic risks to ensure appropriate treatment.

For our property catastrophe policies which comprise 43.2%, 47.4% and 58.5% of our total gross premiums written for the years ended December 31, 2010, 2009 and 2008, respectively, and other catastrophe policies, we initially establish our loss reserves based on loss payments and case reserves reported by ceding companies. We then add to these case reserves our estimates for IBNR. To establish our IBNR estimates, in addition to the loss information and estimates communicated by cedents, we use industry information, knowledge of the business written by us, management’s judgment and general market trends observed from our underwriting activities.

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

●
Expected Loss Ratio Method.    To estimate ultimate losses under the expected loss ratio method, we multiply earned premiums by an expected loss ratio. The expected loss ratio is selected utilizing industry data, historical company data and professional judgment. We use this method for lines of business and contracts where there are no historical losses or where we believe past loss experience is not credible.

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

●
Bornheutter-Ferguson Reported Loss Method.    The Bornheutter-Ferguson reported loss method is similar to the Bornheutter-Ferguson paid loss method with the exception that it uses reported losses and reported loss development factors. We use this method for lines of business and contracts where there are limited historical paid and reported losses.

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

We reaffirm the validity of the assumptions we use in the reserving process on a quarterly basis during our internal review process. During this process, our actuaries verify that the assumptions continue to form a sound basis for projection of future liabilities.

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

Index

All of our critical assumptions can be thought of as key assumptions in the sense that they can have a material impact on the adequacy of our reserves. In general, the various actuarial techniques we use assume that loss reporting and payment patterns in the future can be estimated from past experience. Future payment and reporting patterns could differ from historical experience. In practice it is difficult to be precise on the effect of each assumption. However, due to a greater potential for estimation error, and thus greater volatility, our reserves may be more sensitive to the effects of deviations from assumptions (iv), (v) and (vi) above than the other assumptions.

Our reserving methodology, as discussed above, uses a loss reserving model that calculates a point estimate for our ultimate losses, as opposed to a methodology that develops a range of estimates. We then use this point estimate, deducting cumulative paid claims and current case reserves, to record our estimate of IBNR.

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

For our non-catastrophe business, the key factors used to arrive at our best estimate of loss and loss adjustment expense reserves are the expected loss ratios, rate of loss cost inflation, selection of benchmarks and reported and paid loss emergence patterns. Our reporting patterns and expected loss ratios were based on either benchmarks or historical reporting patterns. The benchmarks selected are those that we believe are most similar to our underwriting business. There was no material change in any of these key factors during the year ended December 31, 2010.

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

During the year ended December 31, 2010, the losses on our catastrophe business were primarily from the Chile earthquake ($62.2 million), the Deepwater Horizon oil rig explosion ($41.3 million), the New Zealand earthquake ($75.5 million) and the Australian floods ($10.0 million). During the year ended December 31, 2009, the significant losses on our catastrophe business were primarily from a series of small catastrophe events and one significant event, floods in Ireland ($13.6 million). During the year ended December 31, 2008, the significant losses on our catastrophe business were as follows: Hurricane Ike ($158.4 million), Hurricane Gustav ($14.5 million), Chinese winter storms ($18.2 million) and the U.S. Memorial Day Weekend storms ($11.1 million).  Because we expect a small volume of large claims, we believe the variability in our catastrophe related loss ratio could be relatively large. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year which could adversely affect our financial condition and liquidity position.

A significant component of our loss ratio relates to non-catastrophe business for the years ended December 31, 2010, 2009 and 2008. As we commonly write net lines of non-catastrophe business exceeding $10.0 million, we expect that the ultimate loss ratio for non-catastrophe business could vary significantly from our initial loss ratios. Thus, a 10% increase or decrease in loss ratios for non-catastrophe business is reasonably likely to occur and, for the years ended December 31, 2010, 2009 and 2008, this would have resulted in an approximate increase or decrease in our net income or shareholders’ equity of approximately $29.1 million, $27.7 million and $21.4 million, respectively.

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

Index

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

For pro rata contracts, gross premiums written and related acquisition costs are normally estimated on a quarterly basis based on discussions with ceding companies, together with historical experience and management’s judgment. Premiums written on pro rata contracts are earned over the risk periods of the underlying policies issued and renewed. As a result, the earning pattern of pro rata contracts may extend up to 24 months. This is generally twice the contract period due to the fact that some of the underlying exposures may attach towards the end of our contracts (i.e., risks attaching basis), and such underlying exposures generally have a one year coverage period. Total premiums written and earned on our pro rata business for the year ended December 31, 2010 were $288.5 million (26.3%), and $222.1 million (26.1%), respectively, for the year ended December 31, 2009 were $220.6 million (22.3%), and $213.0 million (28.1%), respectively and were $195.0 million (24.9%), and $159.7 million (24.4%), respectively, for the year ended December 31, 2008.  Total earned acquisition costs estimated on pro rata contracts for the year ended December 31, 2010, 2009 and 2008 were $61.8 million (37.5%), $64.2 million (47.0%) and $41.9 million (39.6%), respectively. On a quarterly basis, we track the actual premium received and acquisition costs incurred and compare this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded.

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

Investments

In accordance with the Financial Instruments Topic of the FASB ASC, we elect the fair value option for all fixed maturity and short term investments, equity investments (excluding investments accounted for under the equity method of accounting), investment funds, and catastrophe bonds. We also apply the Fair Value Measurements and Disclosures Topic of the FASB ASC.

We elected to use the fair value option because we focus on the total return of our portfolio. Any movement in unrealized gains and losses is recorded within net realized and unrealized gains (losses) within the consolidated statements of operations and comprehensive income (loss).

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

Fixed maturity, short term, equity and other investments

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, we determined that investments in U.S. government treasury securities and listed equity securities are classified as Level 1 fair value as determined by the quoted market price of these securities, as provided either by independent pricing services or exchange market prices. The U.S. government treasury securities represented 12.1% of our total fixed maturities portfolio.

Index

Investments in U.S. government agency securities, corporate bonds, mortgage-backed securities, foreign government bonds and asset-backed securities are classified as Level 2 fair value.  The fair value of these securities is derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history. Catastrophe bonds are classified as Level 2 fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.

Investments in private equity funds and mortgage-backed investment funds are classified as Level 3 in the fair value hierarchy.  The fair value of the private equity funds is determined by the investment fund managers using the net asset value provided by the administrator or manager of the funds on a quarterly basis and adjusted based on analysis and discussions with the fund managers.  The fair value of the mortgage-backed investment fund is determined by the net asset valuation provided by the independent administrator of the fund.  These valuations are then adjusted for cash flows since the most recent valuation, which is a methodology generally employed in the investment industry.

At December 31, 2010, the fair value of the securities classified as Level 3 under the Fair Value Measurements and Disclosures Topic of the FASB ASC was $40.0 million, or approximately 2.5% of total investment assets measured at fair value. We do not carry investments accounted for under the equity method at fair value. Refer to Note 7 “Investments” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report for a breakdown of the fair value measurements.

Pricing Services

At December 31, 2010, pricing for all of our fixed maturities, excluding U.S. government securities, was based on prices provided by nationally recognized independent pricing services. Generally, pricing services provide pricing for less-complex, liquid securities based on market quotations in active markets. For fixed maturities that do not trade on a listed exchange, these pricing services may use matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-side markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2010, we have not adjusted any pricing provided by independent pricing services.

Broker-Dealers

In some cases, we obtain a minimum of two quotes directly from broker-dealers who actively trade in the corresponding markets when prices are unavailable from independent pricing services. This may also be the case if the pricing from these pricing services is not reflective of current market levels. At December 31, 2010, there were no fixed maturities priced using non-binding broker quotes. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. All broker quotes are reviewed by the investment managers to determine if they reflect the fair value of the securities by comparing them to both internal models and the valuation of comparable securities.  The evaluation of whether or not actual transactions in the current financial markets represent distressed sales requires significant management judgment. We do not believe quotes received from broker-dealers reflect distressed transactions that would warrant an adjustment to fair value.

Derivative instruments

Derivative instruments are stated at fair value as determined by the quoted market price for futures contracts within Level 1 and by observable market inputs for foreign currency forwards, total return swaps, currency swaps, interest rates swaps and “to be announced” mortgage-backed securities (“TBAs”) within Level 2.  We estimate the fair value of reinsurance derivative contracts by utilizing the unearned premium as the carrying value as an approximation of the present value of cash flows as these contracts are under one year in duration.

At December 31, 2010, the fair value of the derivative instruments classified as Level 3 under the Fair Value Measurements and Disclosures Topic of the FASB ASC was $(0.2) million.  Refer to Note 10 “Derivatives” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report for a breakdown of the fair value measurements.

Share Based Compensation

Our shareholder approved PSU Plan is the primary long term executive incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board of Directors of the Company (the “Board”), PSUs may be granted to executive officers and certain other key employees. The current series of PSUs vests over a period of approximately two or three years and vesting is contingent upon the Company meeting certain diluted return-on-equity (“DROE”) goals and service period. Future series of PSUs may be granted with different terms and measures of performance.

Upon vesting, the PSU holder shall be entitled to receive a number of our common shares (or the cash equivalent, at the election of the Company) equal to the product of the number of PSUs granted multiplied by a factor. The factor will range between 50% and 150%, depending on the DROE achieved during the vesting period.

Index

We estimate the fair value of PSUs granted under the PSU Plan on the date of grant using the closing price of our common shares on the grant date and the most probable DROE outcome and record the compensation expense in our consolidated statement of operations over the course of each two-year or three-year performance period. At the end of each quarter, we reassess the projected results for each two-year or three-year performance period as our financial results evolve. If we determine that a change in estimate is required, we recalculate the compensation expense under the PSU Plan and reflect any adjustments in the consolidated statements of operations in the period in which they are determined.

The total number of PSUs outstanding under the PSU Plan at December 31, 2010, 2009 and 2008 were 3,998,558, 3,305,713 and 2,189,982, respectively (or up to 5,751,765 common shares at December 31, 2010, should the maximum factor for each of the performance periods apply). Taking into account the results to date and the expected results for the remainder of the performance periods, we have established the most probable factor at 100%, with the exception of one series which has been established to have the most probable factor of 150%. As such, the expected number of common shares to be issued under the plan is 3,998,558 at December 31, 2010.  As at December 31, 2010, 2009 and 2008, there was a total of $12.2 million, $19.4 million and $21.0 million, respectively, of unrecognized compensation cost related to non-vested PSUs, the cost of which is expected to be recognized over a period of approximately 1.5 years, 1.6 years and 2.5 years, respectively.

New Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update No. 2010-26, “Financial Services and Insurance (Topic 944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”).  The objective of ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU 2010-26 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2010-26 is not expected to have a material impact on the consolidated results of operations and financial condition.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, “Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, regardless of whether the carrying amount of the reporting unit is zero or negative.  For public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of ASU 2010-28 is not expected to have a material impact on the consolidated results of operations and financial condition.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805) – Disclosures of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”).  This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2010.  Early adoption is permitted.  The adoption of ASU 2010-29 is not expected to have a material impact on the consolidated results of operations and financial condition.

Recent Developments

In January 2011, following the December 2010 Queensland floods subsequent flooding occurred in large areas of Australia; and on February 3, 2011, Cyclone Yasi hit Northern Queensland, Australia. These 2011 events are expected to have a net impact the Company’s first quarter 2011 financial results of between $60 million to $80 million.

On February 22, 2011, a powerful 6.3 magnitude earthquake struck Christchurch, New Zealand, causing widespread damage and business interruption. This event is expected to cause sizeable losses to the insurance industry. The Company has commenced the estimation process for expected claims relating to its exposures from these events but believes it is too early to issue an estimate of claims given the significant unknowns and early stages of the claims reporting process.

Results of Operations

The following is a discussion and analysis of our financial condition as at December 31, 2010 and 2009 and our results of operations for the years ended December 31, 2010, 2009 and 2008.

Index

Our reporting currency is the U.S. dollar.  Our subsidiaries have one of the following functional currencies: U.S. dollar, Euro, Swiss franc, Indian rupee, British pound sterling, Canadian dollar or South African rand.  As a significant portion of our operations are transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons.  To the extent that fluctuations in foreign currency exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections.  See Note 2 “Significant Accounting Policies” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, for a discussion on translation of foreign currencies.

	For the years ended December 31,
U.S. dollar (weakened) strengthened against:	2010	2009

Canadian dollar	(5.4)%	(17.8)%
Swiss franc	(10.6)%	(3.0)%
Euro	6.9%	(3.2)%
British pound sterling	3.5%	(12.3)%
Indian rupee	(4.1)%	(4.7)%
South African rand	(11.8)%	(25.5)%

Summary Overview

We generated $97.1 million of net income in 2010, compared to a net income of $242.2 million and net loss of $187.3 million in 2009 and 2008, respectively. As highlighted in the tables below, the two most significant items impacting our 2010 financial performance compared to 2009 and 2009 compared to 2008 include: (1) A decrease in underwriting income due to significant catastrophe losses (net of reinsurance and reinstatements) in the year 2010 compared to 2009.  The main loss events in the year ended December 31, 2010 which caused the decrease are the Chile earthquake ($62.2 million; Reinsurance segment - $57.3 million, Lloyd’s segment $4.9 million), which occurred in the first quarter; the Deepwater Horizon oil rig explosion ($41.5 million; Reinsurance segment - $27.5 million, Lloyd’s segment $14.0 million), which occurred in the second quarter; the New Zealand earthquake ($75.5 million; Reinsurance segment - $74.2 million, Lloyd’s segment $1.3 million), which occurred during the third quarter; a number of losses in Australia during 2010 covered under an aggregate excess cover (Reinsurance segment - $25.0 million) and the Queensland floods (Reinsurance segment - $10.0 million), the first of which occurred in the fourth quarter.  As described in the year to date reinsurance segment discussion below, $22.9 million of loss expenses related to the Deepwater Horizon oil rig during the second quarter relate to losses incurred by Mont Fort. Although such loss expenses are consolidated within our results, they do not impact Flagstone’s net income as they are attributable to the noncontrolling interest;  and (2) a significant increase in 2009 in net realized and unrealized gains (losses) - investments primarily due to recoveries from the significant declines in the global equity, bond and commodities markets in 2008, attributable to the broader deterioration and volatility in the credit markets and financial markets and the lingering impact of the sub-prime crisis, partially offset by a decrease in net investment income in 2009 resulting from lower interest rates.

Index

The following sets forth financial highlights for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010	2009	$ Change	% Change

Underwriting income	$10,563	$210,813	$(200,250)	(95.0)%
Net investment income	$31,482	$28,531	$2,951	10.3%
Net realized and unrealized gains - investments	$43,769	$39,668	$4,101	10.3%
Net realized and unrealized gains - other	$14,441	$11,253	$3,188	28.3%
Net income attributable to Flagstone	$97,084	$242,192	$(145,108)	(59.9)%

Net income attributable to Flagstone per common share - Basic	$1.23	$2.87	$(1.64)
Net income attributable to Flagstone per common share - Diluted(1)	$1.23	$2.87	$(1.64)
Loss ratio	62.2%	37.3%
Expense ratio	39.4%	37.4%
Combined ratio	101.6%	74.7%

	As at December 31,
	2010	2009	$ Change	% Change
Basic book value per common share	$16.48	$14.56	$1.92	13.2%
Diluted book value per common share	$15.51	$13.97	$1.54	11.0%
Diluted book value per common share plus accumulated distributions(2)	$16.07	$14.36	$1.71	11.9%

The following table sets forth financial highlights for the years ended December 31, 2009 and 2008:

	For the years ended December 31,
	2009	2008	$ Change	% Change

Underwriting income	$210,813	$73,385	$137,428	187.3%
Net investment income	$28,531	$51,398	$(22,867)	(44.5)%
Net realized and unrealized gains (losses) - investments	$39,668	$(272,206)	$311,874	(114.6)%
Net realized and unrealized gains - other	$11,253	$11,617	$(364)	(3.1)%
Net income (loss) attributable to Flagstone	$242,192	$(187,302)	$429,494	(229.3)%

Net income (loss) attributable to Flagstone per common share - Basic	$2.87	$(2.20)	$5.07
Net income (loss) attributable to Flagstone per common share - Diluted(1)	$2.87	$(2.20)	$5.07
Loss ratio	37.3%	58.1%
Expense ratio	37.4%	31.3%
Combined ratio	74.7%	89.4%

	As at December 31,
	2009	2008	$ Change	% Change
Basic book value per common share	$14.56	$11.61	$2.95	25.4%
Diluted book value per common share	$13.97	$11.30	$2.67	23.6%
Diluted book value per common share plus accumulated distributions(2)	$14.36	$11.53	$2.83	24.5%

(1)Net income (loss) attributable to Flagstone per common share - Diluted for years ended December 31, 2010, 2009 and 2008 does not contain the effect of:
a. a warrant conversion as this would be anti-dilutive for U.S. GAAP purposes
      b. the PSU conversion until the end of the performance period, when the number of shares issuable under the PSU Plan will be known. There were 3,998,558 PSU's expected to vest under the PSU plan as at December 31, 2010.

(2)Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Redomestication, such distributions were in the form of dividends.

Index

Non-GAAP Reconciliation

In addition to the U.S. GAAP financial measures set forth in this Annual Report, we have presented “basic book value per common share” and “diluted book value per common share”, which are non-GAAP financial measures.  Our management uses growth in diluted book value per common share as a prime measure of the value we are generating for our common shareholders, as we believe that growth in our diluted book value per common share ultimately translates into growth in our stock price.

Basic book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares outstanding at the end of the period plus vested restricted share units, giving no effect to dilutive securities.  Diluted book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period including all potentially dilutive securities such as a warrant, PSUs and RSUs. When the effect of securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per common share.  A warrant was anti-dilutive and was excluded from the calculation of diluted book value per common share as at December 31, 2010 and 2009.

While the Company and its management believe that these non-GAAP financial measures provide useful supplemental information to investors, there are limitations associated with the use of these non-GAAP financial measures. Basic book value per common share does not reflect the number of common shares that may be issued upon vesting or exercise of dilutive securities. On the other hand, by giving effect to dilutive securities, diluted book value per common share takes into account common share equivalents and not just the number of common shares actually outstanding. These non-GAAP financial measures are not prepared in accordance with GAAP, are not based on any comprehensive set of accounting rules or principles, are not reported by all of Flagstone’s competitors and may not be directly comparable to similarly titled measures of Flagstone’s competitors due to potential differences in the exact method of calculation. In light of these limitations, Flagstone uses these non-GAAP financial measures only as supplements to GAAP financial measures and provides a reconciliation of the non-GAAP financial measures to their most comparable GAAP financial measures.

Index

	As at December 31,
	2010	2009

Flagstone shareholders' equity	$1,134,733	$1,211,018
Potential net proceeds from assumed:
Exercise of PSU (1)	-	-
Exercise of RSU (1)	-	-
Conversion of warrant (2)	-	-
Diluted Flagstone shareholders' equity	$1,134,733	$1,211,018

Cumulative distributions paid per outstanding common share (3)	$0.56	$0.40

Common shares outstanding - end of period	68,585,588	82,985,219
Vested RSUs	262,013	205,157
Total common shares outstanding - end of period	68,847,601	83,190,376

Potential shares to be issued:
PSUs expected to vest	3,998,558	3,305,713
RSUs outstanding	315,200	168,000
Conversion of warrant (2)	-	-
Common shares outstanding - diluted	73,161,359	86,664,089

Basic book value per common share	$16.48	$14.56

Diluted book value per common share	$15.51	$13.97

Basic book value per common share plus accumulated distributions	$17.04	$14.96

Diluted book value per common share plus accumulated distributions	$16.07	$14.36

Distributions per common share paid during the period (3)	$0.16	$0.16

(1)No proceeds due when exercised
(2)Below strike price - not dilutive
(3)Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Redomestication, such distributions were in the form of dividends.

Comparison of Years Ended December 31, 2010, 2009 and 2008

Underwriting Results by Segment

Our management views us as being organized into three reportable segments:  Reinsurance, Lloyd’s and Island Heritage (previously referred to as the Insurance segment until January 1, 2010).  The Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and FSML.  Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009.   As such, there are no comparative numbers for 2008. We regularly review our financial results and assess performance on the basis of these three reporting segments in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Those segments are more fully described as follows:

Index

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

Lloyd’s

Our Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and Flagstone Syndicate Management Limited (“FSML”).  Syndicate 1861 primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation.  FSML generates fee income for the provision of services to syndicates and third parties.

Island Heritage

Island Heritage is a property and casualty insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums, office buildings and automobiles in the Caribbean region.

Index

The following tables provide a summary of gross and net written and earned premiums, underwriting results, total assets, and ratios for each of our business segments for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31, 2010
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$861,388	$187,420	$90,896	$(41,854)	$1,097,850
Premiums ceded	(150,820)	(24,450)	(80,580)	41,854	(213,996)
Net premiums written	710,568	162,970	10,316	-	883,854
Net premiums earned	$697,614	$145,246	$9,224	$-	$852,084
Other related income	3,817	13,566	23,343	(15,598)	25,128
Loss and loss adjustment expenses	(413,005)	(115,711)	(1,420)	-	(530,136)
Acquisition costs	(127,498)	(34,818)	(18,102)	15,598	(164,820)
General and administrative expenses	(136,249)	(26,144)	(9,300)	-	(171,693)
Underwriting income (loss)	$24,679	$(17,861)	$3,745	$-	$10,563

Loss ratio (2)	59.2%	79.7%	4.4%		62.2%
Acquisition cost ratio (2)	18.3%	24.0%	55.6%		19.3%
General and administrative expense ratio (2)	19.5%	18.0%	28.6%		20.1%
Combined ratio (2)	97.0%	121.7%	88.6%		101.6%
Total assets	$2,351,967	$273,454	$93,781		$2,719,202

Reconciliation:
Underwriting income					$10,563
Net investment income					31,482
Net realized and unrealized gains - investments					43,769
Net realized and unrealized gains - other					14,441
Other income					417
Interest expense					(10,352)
Net foreign exchange losses					(4,719)
Income before income taxes and interest in earnings of equity investments					$85,601

Index

	For the year ended December 31, 2009
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$796,984	$145,889	$84,239	$(38,621)	$988,491
Premiums ceded	(140,850)	(18,504)	(75,289)	38,621	(196,022)
Net premiums written	656,134	127,385	8,950	-	792,469
Net premiums earned	$689,544	$62,130	$6,781	$-	$758,455
Other related income	3,622	8,749	20,968	(14,187)	19,152
Loss and loss adjustment expenses	(241,358)	(40,847)	(980)	-	(283,185)
Acquisition costs	(121,837)	(14,608)	(14,213)	14,187	(136,471)
General and administrative expenses	(119,555)	(15,904)	(11,679)	-	(147,138)
Underwriting income (loss)	$210,416	$(480)	$877	$-	$210,813

Loss ratio (2)	35.0%	65.7%	3.5%		37.3%
Acquisition cost ratio (2)	17.7%	23.5%	51.2%		18.0%
General and administrative expense ratio (2)	17.3%	25.6%	42.1%		19.4%
Combined ratio (2)	70.0%	114.8%	96.8%		74.7%
Total assets	$2,298,821	$177,355	$90,592		$2,566,768

Reconciliation:
Underwriting income					$210,813
Net investment income					28,531
Net realized and unrealized gains - investments					39,668
Net realized and unrealized gains - other					11,253
Other income					2,576
Interest expense					(12,105)
Net foreign exchange losses					(3,231)
Income before income taxes and interest in earnings of equity investments					$277,505

Index

	For the year ended December 31, 2008
	Reinsurance	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$740,169	$76,926	$(35,206)	$781,889
Premiums ceded	(46,638)	(75,759)	35,206	(87,191)
Net premiums written	693,531	1,167	-	694,698
Net premiums earned	$641,500	$12,668	$-	$654,168
Other related income	305	13,247	(9,691)	3,861
Loss and loss adjustment expenses	(377,228)	(2,656)	-	(379,884)
Acquisition costs	(101,528)	(13,897)	9,691	(105,734)
General and administrative expenses	(90,026)	(9,000)	-	(99,026)
Underwriting income	$73,023	$362	$-	$73,385

Loss ratio (2)	58.8%	10.2%		58.1%
Acquisition cost ratio (2)	15.8%	53.6%		16.2%
General and administrative expense ratio (2)	14.0%	34.7%		15.1%
Combined ratio (2)	88.6%	98.5%		89.4%
Total assets	$2,167,853	$48,117		$2,215,970

Reconciliation:
Underwriting income				$73,385
Net investment income				51,398
Net realized and unrealized losses - investments				(272,206)
Net realized and unrealized gains - other				11,617
Other income				4,354
Interest expense				(18,297)
Net foreign exchange losses				(21,477)
Loss before taxes and interest in earnings of equity investments				$(171,226)

(1)Inter-segment eliminations relate to Flagstone Suisse quota share arrangements with Island Heritage and beginning in 2009, also with Lloyd's
(2)For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

Gross Premiums Written

Gross reinsurance premiums written in our Reinsurance segment of $861.4 million ($819.5 million net of intercompany reinsurance with Island Heritage and Lloyd’s), $797.0 million ($758.4 million net of intercompany reinsurance with Island Heritage and Lloyd’s), and $740.2 million ($705.0 million net of intercompany reinsurance with Island Heritage) for the years ended December 31, 2010, 2009, and 2008, respectively, were primarily driven by excess of loss reinsurance contracts, generally with a twelve-month term, which for the years ended December 31, 2010, 2009, and 2008 accounted for $542.9 million (66.3 % of gross premiums written), $545.8 million (72.0 % of gross premiums written), and $509.9  million (65.2% of gross premiums written), respectively. Gross premiums written relating to our Island Heritage segment primarily relate to a select property insurance portfolio in the Caribbean region. Intercompany reinsurance relates to quota share and excess of loss reinsurance arrangements between Flagstone Suisse, Island Heritage and Lloyd’s. As mentioned above, our Lloyd’s segment began writing business for the benefit of Flagstone effective January 1, 2009, primarily providing property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation.

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

Our property catastrophe business is primarily on an excess of loss basis. Our property business and our short-tail specialty and casualty business are on both an excess of loss and a pro rata basis. See Item 1, “Business—Segments, Products and Operations—Reinsurance Segment and Products”.

Index

Details of consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	For the years ended December 31,
	2010		2009		2008
	Gross premiums written	Percentage of total	Gross premiums written(5)	Percentage of total	Gross premiums written	Percentage of total

Line of business
Reinsurance and Lloyd's (1)
Property catastrophe	$474,501	43.2%	$468,158	47.4%	$457,549	58.5%
Property	259,006	23.6%	202,378	20.5%	94,706	12.1%
Short-tail specialty and casualty	273,447	24.9%	233,716	23.6%	152,708	19.5%
Island Heritage
Insurance	90,896	8.3%	84,239	8.5%	76,926	9.9%
Total	$1,097,850	100.0%	$988,491	100.0%	$781,889	100.0%

	For the years ended December 31,
	2010		2009		2008
	Gross premiums written	Percentage of total	Gross premiums written(5)	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured (2)
Caribbean(3)	$105,327	9.6%	$94,483	9.6%	$88,482	11.3%
Europe	144,217	13.1%	123,938	12.5%	104,185	13.4%
Japan and Australasia	67,995	6.2%	59,466	6.0%	47,866	6.1%
North America	440,728	40.1%	391,758	39.6%	359,684	46.0%
Worldwide risks (4)	252,997	23.0%	237,207	24.0%	153,442	19.6%
Other	86,586	8.0%	81,639	8.3%	28,230	3.6%
Total	$1,097,850	100.0%	$988,491	100.0%	$781,889	100.0%

(1)Gross premiums written relating to Lloyd's segment are primarily included in property and short-tail specialty and casualty.
(2)Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(3)Includes gross premiums written related to Island Heritage segment.
(4)Includes contracts that cover risks in two or more geographic zones.
(5)Gross premiums written in 2009 have been reclassified to conform to current year presentation.
Reinsurance Segment

Overview

2010 versus 2009
The net underwriting income for the Reinsurance segment for the year ended December 31, 2010 amounted to $24.7 million as compared to $210.4 million for the year ended December 31, 2009. The decrease in net underwriting income for the Reinsurance segment is primarily related to incurred losses on more significant catastrophic events in 2010, such as the Queensland floods and aggregate cover losses in Australia which occurred in the fourth quarter, the New Zealand earthquake, which occurred in the third quarter, Deepwater Horizon loss, which occurred in the second quarter and the net losses on the first quarter Chile earthquake, as compared to 2009.

2009 versus 2008
On June 26, 2008 and October 1, 2008, we acquired a controlling interest in Flagstone Africa and Flagstone Alliance, respectively.  As a result, the year over year results are not directly comparable. Where appropriate, the impact of the acquisitions has been quantified in the results of operations for our reinsurance segment.

The net underwriting income for the Reinsurance segment for the year ended December 31, 2009 amounted to $210.4 million ($217.2 excluding the impact of acquisitions during 2008) as compared to $73.0 million ($74.3 excluding the impact of acquisitions during 2008) for the year ended December 31, 2008. The increase in net underwriting income for the Reinsurance segment is primarily related to higher levels of premiums earned in 2009 and net losses incurred in 2008 due to Hurricanes Ike and Gustav of $158.4 million and $14.5 million, respectively, which struck the Caribbean region and the U.S. Gulf coast.

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

c.	Short-tail Specialty and Casualty Reinsurance

Short-tail specialty and casualty reinsurance is comprised of reinsurance programs such as aviation, energy, personal accident and health, workers compensation, catastrophe, satellite and marine. Most short-tail specialty and casualty reinsurance is written with loss limitation provisions.

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

Index

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

The portion of loss and loss adjustment expenses recoverable from our reinsurers is deducted from the gross estimated loss and loss adjustment expenses in the statement of operations.

Because of our relatively short operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim could take years to develop. A significant portion of our business is property catastrophe reinsurance and other classes of reinsurance with high attachment points of coverage. Attachment points refer to the dollar amount of loss above which excess of loss reinsurance coverage is triggered. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. See “Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves” and Item 1A, “Risk Factors—Risks Related to the Company.”   If we underestimate our loss reserves, so that they are inadequate to cover our ultimate liability for losses, the underestimation could materially adversely affect our financial condition and results of operations.

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

Index

Below is a summary of the underwriting results and ratios for our Reinsurance segment for the years ended December 31, 2010 and 2009:
	For the years ended December 31,
	2010	2009	$ Change	% Change

Property catastrophe reinsurance	$512,466	$503,006	$9,460	1.9%
Property reinsurance	173,585	142,182	31,403	22.1%
Short tail specialty and casualty reinsurance	175,337	151,796	23,541	15.5%
Gross premiums written	861,388	796,984	64,404	8.1%
Premiums ceded	(150,820)	(140,850)	(9,970)	7.1%
Net premiums written	710,568	656,134	54,434	8.3%
Net premiums earned	697,614	689,544	8,070	1.2%
Other related income	3,817	3,622	195	5.4%
Loss and loss adjustment expenses	(413,005)	(241,358)	(171,647)	71.1%
Acquisition costs	(127,498)	(121,837)	(5,661)	4.6%
General and administrative expenses	(136,249)	(119,555)	(16,694)	14.0%
Underwriting income	$24,679	$210,416	$(185,737)	(88.3)%

Loss ratio	59.2%	35.0%
Acquisition cost ratio	18.3%	17.7%
General and administrative expense ratio	19.5%	17.3%
Combined ratio	97.0%	70.0%

•
The decrease in net underwriting results is primarily related to incurred losses on more significant catastrophic events in 2010, such as the Australian floods and aggregate cover, the New Zealand earthquake, Deepwater Horizon and the Chile earthquake, as compared to 2009, and to the increase in general and administrative expenses which is related to asset impairment charges.

•	The increase in gross property and short tail specialty and casualty reinsurance premiums written is primarily due to increased business with existing clients and the addition of new clients.

•	Premiums ceded were 17.5% of gross reinsurance premiums written compared to 17.7% for the same period in 2009.

•
The increase in the loss ratio was primarily due to more significant losses from catastrophic events in the current year compared to last year, including net incurred losses related to the Queensland floods ($10.0 million), the New Zealand earthquake ($74.2 million), the Chile earthquake ($64.0 million), Deepwater Horizon oil rig ($27.5 million) and a number of events impacting an Australia aggregate cover ($25.0 million), The Deepwater Horizon loss is driven by an ILW loss of $25.0 million, approximately 91.0% of which is attributable to Mont Fort.  While such loss expenses are consolidated within our results, they do not impact Flagstone’s net income as they are attributable to the noncontrolling interest.  The loss (net of recoveries and reinstatement premiums) to Flagstone’s reinsurance segment from the Deepwater Horizon rig was $4.4 million.

•
Each quarter we revisit our loss estimates for previous loss events.  During the year ended December 31, 2010, based on updated estimates provided by clients and brokers, we recorded net favorable developments for prior accident years of $11.1 million. During the year ended December 31, 2009, the net favorable developments for prior catastrophe events were $6.6 million.

•
The increase in general and administrative expenses is mainly attributable to charges of $15.0 million related to our decision to sell corporate aircraft ($13.6 million of impairment charge related to assets held for sale and $1.4 million loss on sale) and an impairment charge of $1.1 million for intangible assets.

Index

Below is a summary of the underwriting results and ratios for our Reinsurance segment for the years ended December 31, 2009 and 2008:

	For the years ended December 31,
	2009	2008	$ Change	% Change

Property catastrophe reinsurance	$503,006	$492,755	$10,251	2.1%
Property reinsurance	142,182	94,706	47,476	50.1%
Short tail specialty and casualty reinsurance	151,796	152,708	(912)	(0.6)%
Gross premiums written	796,984	740,169	56,815	7.7%
Premiums ceded	(140,850)	(46,638)	(94,212)	202.0%
Net premiums written	656,134	693,531	(37,397)	(5.4)%
Net premiums earned	689,544	641,500	48,044	7.5%
Other related income	3,622	305	3,317	1,087.7%
Loss and loss adjustment expenses	(241,358)	(377,228)	135,870	(36.0)%
Acquisition costs	(121,837)	(101,528)	(20,309)	20.0%
General and administrative expenses	(119,555)	(90,026)	(29,529)	32.8%
Underwriting income	$210,416	$73,023	$137,393	188.2%

Loss ratio	35.0%	58.8%
Acquisition cost ratio	17.7%	15.8%
General and administrative expense ratio	17.3%	14.0%
Combined ratio	70.0%	88.6%

•
The increase in property catastrophe premiums written of $10.3 million, excluding the impact of acquisitions, or 2.1%, is primarily due to hardening of prices in the property catastrophe market partially offset by our non-renewal of certain treaties that no longer met our profitability objectives.

•
During the year ended December 31, 2009, we recorded $11.4 million of gross reinstatement premiums on property catastrophe reinsurance compared to $28.2 million recorded for the year ended December 31, 2008, which was primarily related to Hurricanes Gustav and Ike.

•
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

•
Short-tail specialty and casualty reinsurance premiums were $151.8 million ($125.6 million excluding the impact of acquisitions made in 2008)  for the year ended December 31, 2009, compared to $152.7 million ($150.1 million excluding the impact of acquisitions made in 2008) for the year ended December 31, 2008, representing a decrease of $24.5 million excluding the impact of acquisitions, or 16.3% primarily driven by the non renewal of aviation treaties that did not meet our profitability targets. The acquisitions of Flagstone Africa and Flagstone Alliance during 2008, which were not subsidiaries for the full twelve month period in 2008, contributed $26.2 million for the year ended December 31, 2009 compared to $2.6 million for the year ended December 31, 2008.

•
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

•
As the levels of net premiums written increase, the levels of net premiums earned also increase.  The increase in reinsurance net premiums earned is primarily due to ongoing growth in premium writings, partially offset by the increase in premiums ceded.

•	The decrease in the loss ratio of 23.8% in 2009 from 2008 was primarily due to the absence of significant losses described below.

Index

•
Loss and loss adjustment expenses for the year ended December 31, 2009 were $241.4 million, or 35.0% of net premiums earned ($230.4 million, or 34.0% of net premiums earned, excluding the impact of acquisitions made in 2008), compared to $377.2 million, or 58.8% of net premiums earned ($370.7 million, or 58.8% of net premiums earned, excluding the impact of acquisitions made in 2008), for the year ended December 31, 2008.  The decrease in the loss ratio was primarily due to more severe catastrophic events during 2008 than during 2009.  Significant loss events for 2008 included Hurricane Ike ($158.4 million), Hurricane Gustav ($14.5 million), Chinese winter storms ($18.2 million) and the U.S. Memorial Day weekend storms ($11.1 million).  During the year ended December 31, 2009, based on updated estimates provided by clients and brokers, we recorded net favorable developments for prior period loss events of $6.6 million, related to small releases on several catastrophe events. During the year ended December 31, 2008, the net favorable developments for prior catastrophe events were $15.7 million.

•
The increase in acquisition costs for the year ended December 31, 2009 is primarily related to higher levels of premium writings and also includes $14.3 million of acquisition costs in relation to the quota share arrangement with Island Heritage.

•
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

2011 Outlook

North American
At January 1, 2011, we saw North American catastrophe pricing generally down 7 to 10 percent on a risk adjusted basis, and as such we were content to reduce risk by not renewing underpriced business.  The Northeast was among the more disappointing regions and we believe it has reached a point where an increasing number of programs is no longer supportable on a marginal pricing basis. The only region that saw some price increases was the Midwest, driven by programs directly affected by the high tornado and hail loss activity of the past three years.  Overall, we expect cycle management to play a key role as the year progresses. The recent catastrophe model changes may partially offset this softening trend and increase demand; however, large industry loss activity will likely be the major catalyst for change.

Specialty Lines
Treaty and direct and facultative specialty all remain mixed. Construction and engineering has seen increased opportunities as major construction projects return to the pre 2008 levels. Marine and energy has seen positive change following the Deep Horizon loss but capacity appears to remain plentiful so we cannot predict whether or if the terms and conditions will remain at current levels. Marine hull rates continue to soften, albeit modestly.  Aviation, with the exception of treaty excess of loss, remains very challenging with significant over capacity in all aviation segments. Property facultative rates continue their decline and we expect the same to continue in 2011.

International
Internationally, the January 1, 2011 renewals saw challenging market conditions but we believe that the reinsurance market in general has remained disciplined. In line with North America, our main International catastrophe unit in Bermuda saw aggregate reduction in exposure of approximately 10%, although overall premium levels were flat due to price increases on loss affected programs. The business we write in Europe and South Africa was stable and we were able to maintain our price levels as we continue to optimize our portfolio. Latin America and Asia in general remained competitive with new capacity appearing and causing pricing and conditions to generally remain unattractive.  Furthermore, due to the recent losses in Australasia, a positive development was the significant increase on rates in that region.

Lloyd’s Segment

Overview

Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009.  As a result, there are no comparative numbers for 2008.  Due to the start-up nature of the 2009 year of account for Syndicate 1861, the level of earned premium income has gradually ramped up with new business writings, placing strain on the underwriting results as we have incurred expenses for the full periods.

In the normal course of our business, we purchase reinsurance in order to manage our exposures.  The amount and type of reinsurance that we enter into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of our gross premiums written during a particular period.

Index

Below is a summary of the underwriting results and ratios for our Lloyd’s segment for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010	2009	$ Change	% Change

Property reinsurance	$83,177	$60,195	$22,982	38.2%
Short tail specialty and casualty reinsurance	104,243	85,694	18,549	21.6%
Gross premiums written	187,420	145,889	41,531	28.5%
Premiums ceded	(24,450)	(18,504)	(5,946)	32.1%
Net premiums written	162,970	127,385	35,585	27.9%
Net premiums earned	145,246	62,130	83,116	133.8%
Other related income	13,566	8,749	4,817	55.1%
Loss and loss adjustment expenses	(115,711)	(40,847)	(74,864)	183.3%
Acquisition costs	(34,818)	(14,608)	(20,210)	138.3%
General and administrative expenses	(26,144)	(15,904)	(10,240)	64.4%
Underwriting loss	$(17,861)	$(480)	$(17,381)	3,621.0%

Loss ratio	79.7%	65.7%
Acquisition cost ratio	24.0%	23.5%
General and administrative expense ratio	18.0%	25.6%
Combined ratio	121.7%	114.8%

•	The increase in the gross property premiums written is primarily due to the growth in direct and facultative and binder business.

•	Premiums ceded were 13.0% of gross premiums written compared to 12.7% of gross premiums written for the same period in 2009.

•
Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $6.1 million compared to $3.8 million for the same period in 2009.  The 2009 intercompany reinsurance program began during the second quarter. This amount is eliminated upon consolidation.

•	Net premiums earned growth reflects the maturing of the premiums earning pattern from its start up in 2009.

•
Other related income, derived from services provided to syndicates and third parties, increased primarily as a result of the recognition of profit commission from Syndicate 1861’s 2007 year of account, recorded in the first quarter in the amount of $7.0 million.

•	Notable loss events recorded include:

o	Second quarter 2010 - loss of $17.3 million related to the Deepwater Horizon oil rig ($14.0 million net of reinstatement premiums), and
o	First quarter 2010 - loss of $5.3 million related to the Chile earthquake ($4.9 million net of reinstatement premiums).

•
General and administrative expenses include staff and salary related costs, administration expenses and Lloyd’s specific costs such as syndicate expenses. The increase is primarily related to the growth in Lloyd’s operations.

2011 Outlook

The existing major lines written in London through Syndicate 1861, which includes marine, offshore energy, marine liability, cargo, marine excess of loss, technical property risks, non marine property, general aviation and engineering insurance are expected to see a modest reduction due to the current state of the market and maintenance of our underwriting discipline.

Index

Island Heritage Segment

Overview

Island Heritage is a property and casualty insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums, office buildings and automobiles in the Caribbean region.  We gained controlling interest of Island Heritage on July 3, 2007.

Below is a summary of the underwriting results and ratios for our Island Heritage segment for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010	2009	$ Change	% Change

Gross premiums written	$90,896	$84,239	$6,657	7.9%
Premiums ceded	(80,580)	(75,289)	(5,291)	7.0%
Net premiums written	10,316	8,950	1,366	15.3%
Net premiums earned	9,224	6,781	2,443	36.0%
Other related income	23,343	20,968	2,375	11.3%
Loss and loss adjustment expenses	(1,420)	(980)	(440)	44.9%
Acquisition costs	(18,102)	(14,213)	(3,889)	27.4%
General and administrative expenses	(9,300)	(11,679)	2,379	(20.4)%
Underwriting income	$3,745	$877	$2,868	327.0%

Loss ratio (1)	4.4%	3.5%
Acquisition cost ratio (1)	55.6%	51.2%
General and administrative expense ratio (1)	28.6%	42.1%
Combined ratio (1)	88.6%	96.8%

(1)For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

•
The slight increase in gross premiums written is primarily related to continued growth in the Bahamas, offset by softening of rates in the U.S. Virgin Islands and the Cayman Islands. Contracts are written on a per risk basis and consist primarily of property lines.

•	Premiums ceded were 88.7% of gross premiums written compared to 89.4% of gross premiums written for the same period in 2009.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $35.7 million compared to $34.8 million for the same period in 2009. This amount is eliminated upon consolidation.

•
Other related income consists primarily of quota share reinsurance ceding commissions.  The other related income includes $15.5 million related to the quota share arrangement between Island Heritage and Flagstone Suisse compared to $14.3 million for the same period in 2009.  This amount is eliminated upon consolidation.

Index

Below is a summary of the underwriting results and ratios for the Island Heritage segment for the years ended December 31, 2009 and 2008:

	For the years ended December 31,
	2009	2008	$ Change	% Change

Gross premiums written	$84,239	$76,926	$7,313	9.5%
Premiums ceded	(75,289)	(75,759)	470	(0.6)%
Net premiums written	8,950	1,167	7,783	666.9%
Net premiums earned	6,781	12,668	(5,887)	(46.5)%
Other related income	20,968	13,247	7,721	58.3%
Loss and loss adjustment expenses	(980)	(2,656)	1,676	(63.1)%
Acquisition costs	(14,213)	(13,897)	(316)	2.3%
General and administrative expenses	(11,679)	(9,000)	(2,679)	29.8%
Underwriting income	$877	$362	$515	142.3%

Loss ratio (1)	3.5%	10.2%
Acquisition cost ratio (1)	51.2%	53.6%
General and administrative expense ratio (1)	42.1%	34.7%
Combined ratio (1)	96.8%	98.5%

(1)For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

•
The increase in gross premiums written is primarily related to continued growth in the Cayman Islands, Bahamas, and Turks and Caicos, partially offset by a reduction in premiums as a result of the cessation of business of our agents in Jamaica and Bermuda.

•
Premiums ceded were 89.4% of gross premiums written compared to 98.5% of gross premiums written for the same period in 2008.  Island Heritage’s reinsurance program, which is an April 1 renewal, comprising excess of loss and quota share programs, was significantly changed on April 1, 2008, compared to prior years, resulting in the addition of increased net quota share reinsurance as at April 1, 2008 resulted in the addition of increased net quota share reinsurance as at April 1, 2008 and subsequent to April 1, 2009 program renewal. The change in the reinsurance program enabled Island Heritage to enter into new markets as well as increase penetration in existing markets whilst reducing its net loss exposure and results volatility due to the impact of catastrophic losses.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $34.8 million and $35.2 million for the years ended December 31, 2009 and 2008, respectively.

•	Net premiums earned for 2009 were lower compared to the same period in 2008, primarily due to the difference in the reinsurance program in place for both years.

•
The decrease in loss and loss adjustment expenses in the year ended December 31, 2009 is primarily related to the favorable settlement of claims incurred during 2008 in respect of Hurricanes Gustav, Hanna, Ike, Omar and Paloma.

•	General and administrative expenses increased as Island Heritage continues to grow its operations including its Puerto Rico office and to enhance its underwriting and claims operating platform.

2011 Outlook

The general economic outlook for the Caribbean is expected to be neutral with little economic growth in 2011.  Despite this, the market outlook for Island Heritage for 2011 is positive as we anticipate some organic volume growth throughout existing markets in the Caribbean.  This growth will however be offset by continued softening pressure on primary insurance rates as a result of competition and a lack of catastrophic events in recent years.

Index

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

	For the years ended December 31,
	2010	Change	2009	Change	2008
Investment portfolio return	4.2%	(0.4)%	4.6%	18.5%	(13.9)%

•
The change in the return on invested assets during the year ended December 31, 2010, compared to the same period in 2009 is primarily due to lower interest rates and a lower impact of tightening credit spreads during the year.

•
The change in the return on invested assets of during the year ended December 31, 2009, compared to the same period in 2008 is primarily due to the 2008 return being negatively impacted by the global financial crisis.

Net investment income

Net investment income is derived from interest earned on investments, reduced by investment management and custody fees.  We allocate expenses considered to be directly related to investments to investment income.

The following table sets forth net investment income for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010	2009	$ Change	% Change
Cash and cash equivalents	$1,435	$3,231	$(1,796)	(55.6)%
Fixed maturity investments	33,307	28,283	5,024	17.8%
Short term investments	1,004	1,405	(401)	(28.5)%
Equity investments	-	76	(76)	(100.0)%
Other investments	706	415	291	70.1%
Investment expenses	(4,970)	(4,879)	(91)	1.9%
Net investment income	$31,482	$28,531	$2,951	10.3%

•	The increase is principally due to the increase in yield caused by the change in asset allocation, which was partially offset by lower interest rates during the year.

The following table sets forth net investment income for the years ended December 31, 2009 and 2008:

	For the years ended December 31,
	2009	2008	$ Change	% Change

Cash and cash equivalents	$3,231	$13,498	$(10,267)	(76.1)%
Fixed maturity investments	28,283	41,784	(13,501)	(32.3)%
Short term investments	1,405	566	839	148.2%
Equity investments	76	79	(3)	(3.8)%
Other investments	415	541	(126)	(23.3)%
Investment expenses	(4,879)	(5,070)	191	(3.8)%
Net investment income	$28,531	$51,398	$(22,867)	(44.5)%

•
The decrease is principally due to a significant decrease in interest rates and lower amortization on the Treasury Inflation Protected Securities (“TIPS”) caused by the impact of the negative inflation index.  On the TIPS, the negative amortization is offset by gains reported in net realized and unrealized gains (losses) – investments.

Index

Net realized and unrealized gains and losses - investments

Net realized and unrealized gains and losses – investments is comprised of; fixed maturities, equities, other investments and investment portfolio derivatives. We enter into investment portfolio derivatives including global equity, global bond, commodity and real estate futures, TBAs, total return swaps and interest rate swaps. We enter into index futures contracts and total return swaps to gain or reduce our exposure to an underlying asset or index. We also purchase TBAs as part of our investing activities. We enter into interest rate swaps and interest rate futures in order to manage portfolio duration and interest rate risk. Exposure to these instruments is managed based on guidelines established by management and is approved by the Board.

The following table is the breakdown of net realized and unrealized gains (losses) - investments for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010	2009	$ Change	% Change

Net realized gains on fixed maturities	$24,665	$21,005	$3,660	17.4%
Net unrealized gains on fixed maturities	8,730	34,582	(25,852)	(74.8)%
Net realized (losses) on equities	-	(1,927)	1,927	100.0%
Net unrealized gains on equities	11	2,778	(2,767)	(99.6)%
Net realized and unrealized gains (losses) on derivative instruments - investments	437	(15,145)	15,582	102.9%
Net realized and unrealized gains (losses) on other investments	9,926	(1,625)	11,551	710.8%
Total net realized and unrealized gains - investments	$43,769	$39,668	$4,101	10.3%

	For the years ended December 31,
	2010	2009	$ Change	% Change

Futures contracts	$14,290	$12,458	$1,832	14.7%
Total return swaps	1,105	(4,630)	5,735	123.9%
Foreign currency forward contracts	(15,840)	(25,375)	9,535	37.6%
Mortgage-backed securities TBA	882	2,402	(1,520)	(63.3)%
Net realized and unrealized gains (losses) on derivatives - investments	$437	$(15,145)	$15,582	102.9%

•
The change in net realized and unrealized gains on the fixed maturities are primarily due to foreign exchange on non-U.S. dollar bonds, lower interest rates, and the tightening of credit spreads.  Foreign exchange gains were largely offset by losses on derivatives used for foreign exchange hedging.

•	The change in net realized and unrealized gains on other investments are primarily due to net realized and unrealized gains on Catastrophe bonds and investment funds.

•	The change in net realized and unrealized gains on futures contracts are primarily due to positive performance of equity and commodities markets.

•
The change in net realized and unrealized losses on foreign currency forward contracts are related to currency hedges on non-U.S. dollar bonds and are offset by net realized and unrealized gains on the fixed maturities.

Index

The following table is the breakdown of net realized and unrealized gains (losses) – investments for the years ended December 31, 2009 and 2008:

	For the years ended December 31,
	2009	2008	$ Change	% Change

Net realized gains (losses) on fixed maturities	$21,005	$(9,143)	$30,148	329.7%
Net unrealized gains (losses) on fixed maturities	34,582	(14,130)	48,712	344.7%
Net realized (losses) on equities	(1,927)	(52,410)	50,483	96.3%
Net unrealized gains (losses) on equities	2,778	(2,401)	5,179	215.7%
Net realized and unrealized (losses) on derivative instruments - investments	(15,145)	(164,016)	148,871	90.8%
Net realized and unrealized (losses) on other investments	(1,625)	(30,106)	28,481	94.6%
Total net realized and unrealized gains (losses) - investments	$39,668	$(272,206)	$311,874	114.6%

	For the years ended December 31,
	2009	2008	$ Change	% Change

Futures contracts	$12,458	$(147,493)	$159,951	108.4%
Total return swaps	(4,630)	(18,431)	13,801	74.9%
Interest rate swaps	-	(295)	295	100.0%
Foreign currency forward contracts	(25,375)	-	(25,375)	0.0%
Mortgage-backed securities TBA	2,402	2,203	199	9.0%
Total net realized and unrealized (losses) on derivatives - investments	$(15,145)	$(164,016)	$148,871	90.8%

•
The change in net realized and unrealized gains on fixed maturities were due to the tightening of the credit spreads during 2009 and also to the realized and unrealized gains on the foreign currency portfolios caused by the weakening of the U.S. dollar. Foreign exchange gains were largely offset by losses on derivatives used for foreign exchange hedging.

•	The change in net realized and unrealized gains on equities were primarily due to the positive performance of the emerging equity markets during the year.

•	The change in net realized and unrealized losses on other investments were due to gains on the Catastrophe Bond portfolio and losses on the investment funds held.

•	Net change in realized and unrealized gains on futures contracts were primarily due to the positive performance of equity and commodities markets offset by losses on global bond futures.

•	The change in net realized and unrealized losses on swap contracts were primarily due to gains on U.S. equity exposure offset by losses on global inflation bond exposure.

•
The change in net realized and unrealized losses on foreign currency forward contracts were related to currency hedges on non-U.S. dollar bonds and are offset by net realized and unrealized gains on the fixed maturities.

Treasury Hedging and Other

Net realized and unrealized gains and losses – other

Our policy is to hedge the majority of our currency exposure with derivative instruments such as currency swaps and foreign currency forward contracts.

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

Index

The following table is the breakdown of net realized and unrealized gains - other for the years ended December 31, 2010 and 2009:
	For the years ended December 31,
	2010	2009	$ Change	% Change

Currency swaps	$(1,290)	$661	$(1,951)	(295.2)%
Foreign currency forward contracts	13,930	8,202	5,728	69.8%
Reinsurance derivatives	1,801	2,390	(589)	(24.6)%
Net realized and unrealized gains - other	$14,441	$11,253	$3,188	28.3%

•
The net losses associated with the currency swaps and the gains associated with the foreign currency forward contracts are due to currency fluctuation which is partially offset by losses recorded through balance sheet currency revaluations and are attributable to operational hedges on reinsurance balances.

•	The decrease in net realized and unrealized gains on reinsurance derivatives was due to the decreased number of ILWs classified as derivatives written during 2010.

The following table is the breakdown of net realized and unrealized gains – other for the years ended December 31, 2009 and 2008:

	For the years ended December 31,
	2009	2008	$ Change	% Change

Currency swaps	$661	$(783)	$1,444	184.4%
Interest rate swaps	-	(1,353)	1,353	100.0%
Foreign currency forward contracts	8,202	7,095	1,107	15.6%
Reinsurance derivatives	2,390	6,658	(4,268)	(64.1)%
Net realized and unrealized gains - other	$11,253	$11,617	$(364)	(3.1)%

•
The net gains associated with the currency swaps and foreign currency forward contracts are due to currency fluctuation which is partially offset by losses recorded through balance sheet currency revaluations and are attributable to Flagstone Suisse’s net assets (undesignated hedge) and on operational hedges on reinsurance balances.

•	The decrease in net realized and unrealized gains on reinsurance derivatives was due to the decreased number of ILWs determined to be derivatives written during 2009.

Interest Expense

Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.

2010 versus 2009

Interest expense was $10.4 million for the year ended December 31, 2010, compared to $12.1 million for the year ended December 31, 2009.  For the year ended December 31, 2010, compared to the same period in 2009, the decrease of $1.7 million in interest expense is primarily related to the decrease in short term interest rates.

2009 versus 2008

Interest expense was $12.1 million for the year ended December 31, 2009, compared to $18.3 million for the year ended December 31, 2008.   For the year ended December 31, 2009, compared to the same period in 2008, the decrease of $6.2 million in interest expense is primarily related to the decrease in short term interest rates and the repurchase of $11.25 million of principal amount of our outstanding $100.0 million Notes during the second quarter of 2008.

Foreign Exchange

2010 versus 2009

For the year ended December 31, 2010, we experienced net foreign exchange losses of $4.7 million compared to net foreign exchange losses of $3.2 million for the year ended December 31, 2009.  For the year ended December 31, 2010, the net foreign exchange losses were principally experienced on the net monetary asset and liability balances denominated in foreign currencies which generally strengthened against the U.S. dollar, during the year. Our policy is to hedge the majority of our foreign currency exposures with derivative instruments such as foreign currency swaps and foreign currency forward contracts. Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains – other” in the consolidated statements of operations and comprehensive income.

Index

We have entered into certain foreign currency forward contracts that are designated as hedges in order to hedge our net investments in foreign subsidiaries.  The accounting for the gains and losses associated with changes in fair value of the designated hedge instruments were recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that they are effective as hedges.  We designated foreign currency forwards with notional contractual value of $43.2 million as hedging instruments, which had a fair value of $(0.5) million as of December 31, 2010.  During the year ended December 31, 2010, we recorded $0.2 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. All other derivatives are not designated as hedges, and accordingly, the realized and unrealized gains and losses arising during the year are included in income in “Net realized and unrealized gains (losses) — investments” and “Net realized and unrealized gains — other” in the consolidated statements of operations and comprehensive income.

2009 versus 2008

For the year ended December 31, 2009, we experienced net foreign exchange losses of $3.2 million compared to net foreign exchange losses of $21.5 million for the year ended December 31, 2008.  For the year ended December 31, 2009, the net foreign exchange losses were principally experienced on the net monetary asset and liability balances denominated in foreign currencies which generally weakened against the U.S. dollar, especially during the third and fourth quarters of 2009. Our policy is to hedge the majority of our foreign currency exposures with derivative instruments such as foreign currency swaps and forward contracts. Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains – other” in the consolidated statements of operations and comprehensive income.

We have entered into certain foreign currency forward contracts that are designated as hedges in order to hedge our net investments in foreign subsidiaries.  The accounting for the gains and losses associated with changes in fair value of the designated hedge instruments were recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that it is effective as a hedge.  We designated foreign currency forwards with notional contractual value of $162.0 million as hedging instruments, which had a fair value of $(0.4) million as of December 31, 2009.  During the year ended December 31, 2009, we recorded $4.6 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. All other derivatives are not designated as hedges, and accordingly, the realized and unrealized gains and losses arising during the year are included in income in “Net realized and unrealized gains (losses) — investments” and “Net realized and unrealized gains — other” in the consolidated statements of operations and comprehensive income.

Income Tax Expense

We have subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which our subsidiaries are subject to tax are South Africa, Canada, India, Switzerland, U.S. Virgin Islands (“USVI”), United Kingdom, and the U.S.  However since the majority of our income to date has been earned in Bermuda where we are exempt from income tax, the impact of income taxes to date has been minimal.

2010 versus 2009

During the year ended December 31, 2010, income tax recovery (expense) was $4.1 million compared to $(5.4) million for the year ended December 31, 2009.  The decrease for the year ended December 31, 2010, compared to the same period in 2009, is primarily attributable the recognition of a deferred tax asset on tax loss carryforward in the U.K. and to lower taxable income in jurisdictions around the world that are subject to tax.

2009 versus 2008

During the year ended December 31, 2009, income tax expense was $5.4 million compared to $1.2 million for the year ended December 31, 2008.  The increase for the year ended December 31, 2009, compared to the same period in 2008, is primarily attributable to higher taxable income in jurisdictions around the world that are subject to tax as well as the acquisition of Flagstone Africa in June 2008, which resulted in taxable income being earned in South Africa.

Noncontrolling Interest

2010 versus 2009

The results of Mont Fort have been included in our audited consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as noncontrolling interest since January 12, 2007 in accordance with the FASB ASC Topic on Consolidation.  In relation to Mont Fort, we recorded losses attributable to noncontrolling interest of $10.5 million for the year ended December 31, 2010, compared to income of $26.3 million for the year ended December 31, 2009, an increase of $36.8 million primarily due to the losses recorded in the second quarter of 2010 of $22.9 million related to the Deepwater Horizon oil rig.

Index

The results of operations of Island Heritage have been included in our audited consolidated financial statements from July 1, 2007, onwards, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  We recorded income attributable to noncontrolling interest of $1.9 million for the year ended December 31, 2010, compared to losses of $1.7 million for the year ended December 31, 2009.

2009 versus 2008

The results of Mont Fort have been included in our audited consolidated financial statements, with the portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders recorded as noncontrolling interest since January 12, 2007 in accordance with the FASB ASC Topic on Consolidation.  In relation to Mont Fort, we recorded income attributable to noncontrolling interest of $26.3 million for the year ended December 31, 2009, compared to $14.2 million for the year ended December 31, 2008, an increase of $12.1 million due to the positive underwriting results of Mont Fort in 2009 as the 2008 results were impacted by negative investment returns and Hurricane Ike losses.

On June 30, 2009, Island Heritage, in which we hold a controlling interest, issued 2,709 shares to certain of its employees under a performance share unit plan. Prior to this transaction, we held an ownership interest in Island Heritage of 59.2% and as of December 31, 2009, we held an interest of 58.8%.  The results of operations of Island Heritage have been included in our audited consolidated financial statements from July 1, 2007, onwards, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  The Company recorded income attributable to noncontrolling interest of $1.7 million for the year ended December 31, 2009, compared to losses of $0.6 million for the year ended December 31, 2008.

The results of operations of Flagstone Africa have been included in the Company’s audited consolidated financial statements from June 26, 2008, onwards, with the portions of Flagstone Africa’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest.  On November 10, 2009, Flagstone Suisse became the sole shareholder of Flagstone Africa by acquiring the remaining 35% of shares owned by Imperial Holdings Limited for a purchase price of $11.4 million. We recorded a noncontrolling interest charge of $0.1 million for the year ending December 31, 2008.

Comprehensive Income (Loss)

2010 versus 2009

Comprehensive income attributable to Flagstone for the year ended December 31, 2010 was $97.9 million compared to $243.5 million for the same period in 2009.  For the year ended December 31, 2010, comprehensive income included $88.4 million of net income, $0.6 million for the change in the currency translation adjustment, and $0.2 million for the change in the defined benefit pension plan obligation compared to $270.7 million of net income, $2.6 million for the change in the currency translation adjustment, and $0.1 million for the change in defined benefit pension plan transitional obligation for the year ended December 31, 2009.

The currency translation adjustment is a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  We have entered into certain foreign currency forward contracts that are designated as hedges in order to hedge our net investment in foreign subsidiaries. To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment. We designated $43.2 million and $162.0 million of foreign currency forwards contractual value as hedge instruments, which had a fair value of $(0.5) million and $(0.4) million, at December 31, 2010 and 2009, respectively. The Company recorded $0.2 million and $4.6 million of realized and unrealized foreign exchange losses on these hedges during the years ended December 31, 2010 and 2009, respectively.

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

We designated $162.0 million and $337.7 million of foreign currency forwards contractual value as hedge instruments, which had a fair value of $(0.4) million and $(5.7) million, at December 31, 2009 and 2008, respectively. We recorded $4.6 million and $17.0 million of realized and unrealized foreign exchange losses on these hedges during the years ended December 31, 2009 and 2008, respectively.

Index

Financial Condition, Liquidity, and Capital Resources

Financial Condition

Investments

At December 31, 2010, our total investments, cash and cash equivalents, and restricted cash was $2.0 billion, compared to $1.9 billion at December 31, 2009.

The major factors contributing to the increase in 2010, were:
•	Lower net income of $182.3 million;
•	Increased purchases of fixed maturity investment of $530.0 million;
•	Increased sales of fixed maturity investment of $1.1 billion;
•	Increased purchase of fixed asset of $18.6 million;
•	Decreased restricted cash of $86.0 million;
•	Increased common share repurchases of $139.2 million;
•	Repurchase of warrant of $14.2 million, inclusive of related expenses of $0.7 million;
•	Increased repurchases of Mont Fort preferred shares of $16.4 million; and
•	No long term debt repayment as in 2009 of $15.0 million.

Our investment management guidelines are set by the Finance Committee of our Board. The Finance Committee establishes investment policies and guidelines for both internal and external investment managers. Our investment philosophy is to maintain a high-quality, well-balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation.

We have a bias against active management in favor of indexing and passive securities that are generally the most liquid. When they are part of the asset allocation, a number of our equity and other exposure implementations use futures contracts and swaps, whereas the short term investments,  support the futures contracts as if those assets were pledged and not available for liquidity purposes. The portfolio managers are required to adhere to investment guidelines as to minimum ratings and issuer and sector concentration limitations. This implementation strategy gives us a low cost and efficient way, using a mixture of passive assets and outside managers, to complement our in-house capability for overall portfolio management, liquidity management and hedging.

Our investment portfolio on a risk basis, at December 31, 2010, comprised 87.1% fixed maturities, short-term investments and cash and cash equivalents, 6.0% equities and the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time. However, our investment funds, which represent 2.0% of our total investments and cash and cash equivalents at December 31, 2010, do not trade in active markets and are subject to redemption provisions that prevent us from converting them into cash immediately.

At December 31, 2010, all of the fixed maturity securities in our investment portfolio were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA+.  At December 31, 2009, all of the fixed maturity securities in our investment portfolio, with the exception of $0.5 million were rated investment-grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent by another rating agency) with an average rating of AA+.

At December 31, 2010 and 2009, the average duration of our investment portfolio was 2.0 years and 2.3 years, respectively.  The decrease is mostly due to the interest rate futures contracts used to manage duration.

As noted above, our investment strategy allows the use of derivative instruments such as futures contracts, total return swaps, foreign exchange forward contracts, interest rate swaps, and TBAs, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage currency and market exposures and duration risk that would be allowed under our investment policy if implemented in other ways.  These derivatives seek investment results that generally correspond to the price and yield performance of the underlying markets.  The fair value of our derivatives at December 31, 2010 was $(5.1) million, compared to $9.7 million at December 31, 2009.

Index

The cost or amortized cost, gross unrealized gains and losses and carrying values of our fixed maturity, short term, equity and other investments as at December 31, 2010 and 2009, are as follows:

	As at December 31, 2010
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and agency securities	$266,329	$5,882	$(375)	$271,836
U.S. states and political subdivisions	90	2	-	92
Other foreign governments	267,787	18,618	(480)	285,925
Corporates	586,523	20,260	(4,239)	602,544
Mortgage-backed securities	222,171	2,910	(2,224)	222,857
Asset-backed securities	90,968	261	(621)	90,608
	1,433,868	47,933	(7,939)	1,473,862

Short term investments
U.S. government and agency securities	2,998	-	-	2,998
Corporates	11,256	1	(4)	11,253
	14,254	1	(4)	14,251

Equity investments	7,931	4	(7,652)	283
	7,931	4	(7,652)	283

Other investments
Investment funds	42,728	3,798	(6,533)	39,993
Catastrophe bonds	75,484	1,226	(19)	76,691
	118,212	5,024	(6,552)	116,684

Totals	$1,574,265	$52,962	$(22,147)	$1,605,080

	As at December 31, 2009
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and agency securities	$421,215	$12,186	$(1,686)	$431,715
U.S. states and political subdivisions	1,907	11	(15)	1,903
Other foreign governments	112,119	3,426	(1,118)	114,427
Corporates	504,855	15,763	(1,376)	519,242
Mortgage-backed securities	108,652	3,969	(554)	112,067
Asset-backed securities	49,439	253	(485)	49,207
	1,198,187	35,608	(5,234)	1,228,561

Short term investments
U.S. government and agency securities	145,600	6	(2)	145,604
Other foreign governments	3,877	136	-	4,013
Corporates	80,223	1,419	(738)	80,904
Asset-backed securities	1,909	4	-	1,913
	231,609	1,565	(740)	232,434

Equity investments	8,516	124	(8,350)	290
	8,516	124	(8,350)	290

Other investments
Investment funds	13,239	-	(7,753)	5,486
Catastrophe bonds	35,777	402	(51)	36,128
	49,016	402	(7,804)	41,614

Totals	$1,487,328	$37,699	$(22,128)	$1,502,899

Other investments do not include an investment accounted for under the equity method in which the Company is deemed to have a significant influence and accordingly is not accounted for at fair value under the FASB ASC guidance for financial instruments.

Index

This investment is recorded at $3.1 million and $4.3 million at December 31, 2010 and 2009, respectively.

Other investments

At December 31, 2010, other investments amounted to $119.8 million compared to $45.9 million at December 31, 2009.  At December 31, 2010, the other investments comprised of $76.7 million in catastrophe bonds and $40.0 million in investment funds, which are recorded at fair value and our equity method investment of $3.1 million.  The increase in other investments during the year ended December 31, 2010 is principally related to net purchases of catastrophe bonds and investment funds.

	As at December 31,
	2010	2009

Investment funds	$39,993	$5,486
Catastrophe bonds	76,691	36,128
Equity investment	3,080	4,320
Total other investments	$119,764	$45,934

Rating Distribution

The following table presents a breakdown of the credit quality of the Company's fixed maturity and short term investments as at December 31, 2010 and 2009:

	As at December 31,
	2010		2009
	Fair value	Percentage of total	Fair value	Percentage of total
Rating Category
AAA	$903,230	60.7%	$1,043,223	71.4%
AA	193,302	13.0%	111,300	7.6%
A	262,086	17.6%	214,214	14.7%
BBB	129,495	8.7%	91,723	6.3%
Below investment grade	-	0.0%	535	0.0%
Total	$1,488,113	100.0%	$1,460,995	100.0%

Maturity Distribution

The following table presents the contractual maturity dates of fixed maturity and short term investments as at December 31, 2010 and 2009:

	As at December 31,
	2010		2009
	Amortized cost	Fair value	Amortized cost	Fair value

Due within one year	$38,558	$39,909	$308,865	$312,253
Due after 1 through 5 years	808,954	836,825	577,634	588,707
Due after 5 through 10 years	196,683	202,136	311,819	324,095
Due after 10 years	90,788	95,778	71,478	72,753
Mortgage and asset-backed securities	313,139	313,465	160,000	163,187
Total	$1,448,122	$1,488,113	$1,429,796	$1,460,995

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

Loss and Loss Adjustment Expense Reserves

We establish loss reserves to estimate the liability for the payment of all loss and loss adjustment expenses incurred with respect to premiums earned on our contracts. Loss reserves do not represent an exact calculation of the liability.

Index

Loss reserves represent estimates, including actuarial and statistical projections at a given point in time to reflect our expectations of the ultimate settlement and administration costs of claims incurred. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. We believe that the recorded unpaid loss and loss adjustment expenses represent management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2010. See “Critical Accounting Estimates — Loss and Loss Adjustment Expense Reserves” for additional information concerning loss and loss adjustment expenses.

The following table represents an analysis of paid and incurred losses and a reconciliation of the beginning and ending loss and loss adjustment expense reserves as at and for the years ended December 31, 2010 and 2009:

	As at and for the years ended December 31,
	2010	2009

Gross liability at beginning of year	$480,660	$411,565
Reinsurance recoverable at beginning of year	(19,270)	(16,422)
Net liability at beginning of year	461,390	395,143

Net incurred losses related to:
Current year	541,234	289,775
Prior year	(11,098)	(6,590)
	530,136	283,185
Net paid losses related to:
Current year	148,592	90,964
Prior year	163,623	139,475
	312,215	230,439

Effects of foreign exchange rate changes	12,587	13,501
Other	1,233	-
Net liability at end of year	693,131	461,390
Reinsurance recoverable at end of year	28,183	19,270
Gross liability at end of year	$721,314	$480,660

The prior year reduction in the net incurred losses arose from the revision of our loss estimates upon receipt of updated information from our clients and brokers. During the year ended December 31, 2010, we had total net positive development of $11.1 million; $(18.3) million relating to the 2009 year and $29.4 million relating to the 2008 year and prior.  The net favorable development in 2010 was primarily due to actual loss emergence in the property catastrophe, property, and the short-tail specialty and casualty lines of business being lower than the initial expected loss emergence.

The significant increase in the reserves in 2010 is primarily attributable to more severe catastrophe losses in 2010 than in 2009 resulting from the Chile earthquake, the New Zealand earthquake and the Queensland floods and the Australia aggregate cover.

Shareholders’ Equity and Capital Resources Management

As at December 31, 2010, Flagstone’s shareholders’ equity was $1.1 billion, a 6.3% decrease compared to $1.2 billion at December 31, 2009. The decrease in shareholders’ equity is principally due to net income attributable to Flagstone for the year ended December 31, 2010 of $97.1 million, offset by share repurchases of $164.3 million, distributions declared of $17.5 million and repurchase of Mont Fort ILW 2 preferred shares of $79.5 million.

We actively manage our capital to support our underwriting operations and for the benefit of our shareholders, subject to the ability to maintain strong ratings from the rating agencies and maintain our ability to pay claims as they arise. Generally, we will seek to raise additional capital when our current capital position is not sufficient to support attractive business opportunities available. Conversely, we will seek to reduce our capital, through dividends or stock repurchases, when the opportunity set is insufficient to achieve our targeted long term returns.  For further information on share repurchases refer to Note 14 “Shareholders’ Equity” in Item 8 – Financial Statements and Supplementary Data of this Annual Report.

Management uses growth in diluted book value per share as a prime measure of value generated for our common shareholders. Diluted book value per share is defined as total Flagstone shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period including all potentially dilutive securities such as the warrant, PSU and RSU. In 2010, our diluted book value per share increased from $13.97 at December 31, 2009 to $15.51 at December 31, 2010, an increase of 12.1% inclusive of distributions paid during 2010 of $0.16 per share.

Index

Long Term Debt

On August 23, 2006, we raised gross and net proceeds of $136.7 million and $132.8 million, respectively, of Deferrable Interest Debentures. The Deferrable Interest Debentures have a floating rate of interest equal to (i) LIBOR plus 354 basis points per annum, reset quarterly for the dollar-denominated principal amount and (ii) Euro Interbank Offered Rated (“Euribor”) plus 354 basis points per annum, reset quarterly for the Euro-denominated principal amount. The Deferrable Interest Debentures mature on September 15, 2036, and may be called at par by us at any time after September 15, 2011. We may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 15, 2011. Any deferred interest payments would accrue interest quarterly on a compounded basis.

In June 2007, we, through our wholly-owned subsidiary Flagstone Finance S.A., raised gross and net proceeds of $100.0 million and $98.9 million, respectively, through a private placement of Junior Subordinated Deferrable Interest Notes.  These notes have a floating rate of interest equal to LIBOR plus 300 basis points per annum, reset quarterly. These notes mature on July 30, 2037, and may be called at par by us at any time after July 30, 2012. We may defer interest payment for up to 20 consecutive quarterly periods, but no later than July 30, 2012. Any deferred interest payments would accrue interest quarterly on a compounded basis.

In September 2007, we raised gross and net proceeds of $25.0 million and $24.7 million, respectively, through a private placement of Junior Subordinated Deferrable Interest Notes.  These notes have a floating rate of interest equal to LIBOR plus 310 basis points per annum, reset quarterly. These notes mature on September 15, 2037, and may be called at par by us at any time after September 15, 2012.  We may defer interest payment for up to 20 consecutive quarterly periods, but no later than September 15, 2012. Any deferred interest payments would accrue interest quarterly on a compounded basis.

The indenture governing our Deferrable Interest Debentures would restrict us from declaring or paying distributions on our common shares if the Company:

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

In May 2008, we repurchased, in a privately negotiated transaction, $11.25 million of principal amount of our outstanding $100.0 million notes.  The purchase price paid for the notes was 81% of face value, representing a discount of 19%.  The repurchase resulted in a gain of $1.8 million, net of unamortized debt issuance costs of $0.1 million that were written off.  The gain has been included in other income as a gain on early extinguishment of debt.

At December 31, 2010 and 2009, we were in compliance with all required covenants, and no conditions of default existed related to our long term debt. We may incur additional indebtedness in the future if we determine that it would be an efficient component of our capital structure.

Our capital management strategy is to preserve sufficient capital to support our financial strength ratings and our future growth while maintaining conservative financial leverage and earnings coverage ratios.

Index

The table below sets forth the capital structure of the Company as at December 31, 2010 and 2009:

	As at December 31,
	2010		2009
Long term debt	$251,122	18.1%	$252,402	17.2%
Common shares	845	0.0%	850	0.1%
Common shares held in treasury	(178,718)	(12.9)%	(19,750)	(1.3)%
Additional paid-in capital	904,235	65.3%	912,547	62.3%
Accumulated other comprehensive loss	(6,178)	(0.4)%	(6,976)	(0.5)%
Retained earnings	414,549	29.9%	324,347	22.2%
Total capital	$1,385,855	100.0%	$1,463,420	100.0%

Liquidity

Liquidity is a measure of our ability to access sufficient cash flows to meet the short term and long term cash requirements of our business operations. Management believes that our significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. For the three years ended December 31, 2010, we have had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. In the current financial environment, it may be difficult for the insurance industry generally, and Flagstone in particular, to raise additional capital when required, on acceptable terms or at all.  Cash and cash equivalents were $345.7 million as at December 31, 2010.

We are a holding company that conducts no operations of our own. We rely primarily on cash distributions and return of capital from our subsidiaries to pay our operating expenses and make principal and interest payments on our long term debt. There are restrictions on the payment of dividends from Flagstone Suisse to us, which are described in more detail below. We have paid a quarterly cash distribution of $0.04 per common share beginning in the third quarter of 2007 and for each quarter thereafter. Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Redomestication, such distributions were in the form of dividends. Our subsidiaries’ sources of funds consist primarily of premium receipts net of commissions, investment income, capital raising activities including the issuance of common shares, long term debt and proceeds from sales and maturities of investments. Cash is used primarily to pay losses and loss adjustment expenses, reinsurance purchased, brokerage, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. In the future, we may use cash to fund any authorized share repurchases and acquisitions.

Cash flows from operations for the year ended December 31, 2010 decreased to $292.5 million from $338.4 million as compared to the same period in 2009.  This decrease in cash flows from operations was primarily related to a lower net income and increased reinsurance premium receivables, offset by increased loss and loss adjustment expense reserves.  Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash used in investing activities was $25.6 million for 2010, compared with $660.0 million for 2009. The decrease for 2010 was due primarily to less net purchases and sales of fixed income securities, increased purchases of fixed assets and decreased restricted cash.

Cash flows relating to financing activities include the payment of distributions to shareholders, share related transactions and the issuance or repayment of debt. During the year ended December 31, 2010, net cash of $269.8 million was used in financing activities, compared to $110.8 million provided by financing activities for the year ended December 31, 2009.  In 2010, the net cash used in financing activities related principally to the redemption of preferred shares in Mont Fort ILW 2, the repurchase of common shares held in treasury, and the repurchase of a warrant.  In 2009, the net cash used in financing activities related principally to the payment of distributions, the redemption of preferred shares in Mont Fort ILW 1, the repurchase of common shares and the repayment of debt.

We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in our investment portfolio. For further discussion of our investment activities, including our strategy and current durations, refer to “Business” and also Note 7 “Investments” to our consolidated financial statements included in Item 8 of this report.

We monitor our long term liquidity needs with regard to our annual aggregate Probable Maximum Loss (“PML”).

Index

Our annual aggregate PML for a given number of years is our estimate of the maximum aggregate loss and loss adjustment expenses that we are likely to incur in any one year during that number of years.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to occur, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any.

In 2011, we anticipate capital expenditures of approximately $2.0 million for our information technology infrastructure and systems enhancements, including proprietary software expenditures and $12.2 million for building costs primarily associated with the construction of our office buildings in Luxembourg and Martigny and leasehold improvements for other offices. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business.

Letter of credit facilities

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas (the “BNP Facility”).  The BNP Facility had an initial term of one year and the Company let the facility expire on June 4, 2010, as per the terms of the agreement.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is used to support the reinsurance obligations of the Company and its subsidiaries.  As at December 31, 2010, $32.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $35.9 million of fixed maturity securities from the Company’s investment portfolio.

On April 28, 2010, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”).  The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company and its subsidiaries, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged. The Citi Facility now comprises a $275.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company and its subsidiaries, and a $275.0 million facility for letters of credit drawn in respect of Funds at Lloyds’s with a maximum tenor of 60 months.  As at December 31, 2010, $435.6 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $502.6 million of fixed maturity securities from the Company’s investment portfolio.  This facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

These facilities are used to provide security to reinsureds and for Funds at Lloyd’s, and they are fully collateralized by the Company, to the extent of the letters of credit outstanding at any given time.

Shelf registration

On June 23, 2010, the Company filed an unallocated universal shelf registration statement with the SEC that was declared effective on August 5, 2010 (the “Registration Statement”). Under the shelf registration statement, the Company may issue up to $500 million of equity, debt, preferred shares or a combination of these securities. In addition, up to 71,547,891 common shares may be sold from time to time pursuant to this Registration Statement.

Restrictions and Specific Requirements

Luxembourg

We do not conduct the business of an insurer or reinsurer in Luxembourg and therefore are not required to be registered with the Commissairiat aux Assurances , which is the authority in Luxembourg that regulates insurers and reinsurers.

Under Luxembourg Law, our shareholders may declare dividends at a general meeting of shareholders through the passage of an ordinary resolution, but, in accordance with our Articles, the dividend may not exceed the amount recommended by our Board of Directors. Dividends may only be declared from our distributable reserves.  In accordance with Luxembourg Law, no distributions to shareholders may be made when, on the closing date of the relevant financial year, the net assets as set out in the annual accounts are, or would be following such a distribution, lower than the subscribed capital plus the reserves that may not be distributed under Luxembourg Law or in accordance with our Articles. The amount of a distribution to shareholders may not exceed the amount of profits at the end of the last financial year plus any profits carried forward and any amounts drawn from reserves which are available for that purpose, less any losses carried forward and sums to be placed to reserve in accordance with the Luxembourg Law or in accordance with the Articles.

Index

Subject to Luxembourg Company Law, our Board of Directors may declare interim dividends. The declaration of interim dividends is subject to the approval of shareholders at the next general meeting. Where the payments made on account of interim dividends exceed the amount of dividends subsequently approved by shareholders at the general meeting, they shall, to the extent of the overpayment, be deemed to have been paid on account of the next dividend.   Our Articles allow for the declaration of interim dividends, but any payment of interim dividends is subject to the conditions that: (i) interim accounts shall be drawn up showing that the funds available for distribution are sufficient; (ii) the amount to be distributed may not exceed total profits made since the end of the last financial year for which the accounts have been approved, plus any profits carried forward and sums drawn down from reserves available for this purpose, less losses carried forward any sums to be placed to reserve pursuant to the requirements of the law or our Articles; (iii) the decision of our Board of Directors to distribute an interim dividend may not be taken more than two months after the date at which the interim accounts have been made up; (iv) in their report, our Board of Directors and the statutory auditor shall verify whether the above conditions have been satisfied.

Certain of our investment management activities are based in Luxembourg and managed through Flagstone Capital Management Luxembourg SICAF – FIS (“FCML”).   FCML is a closed ended investment fund and is regulated by the Luxembourg Commission de Surveillance du Secteur Financier.  In accordance with the various documents governing the operation of FCML, a general meeting shall determine how the profits (including net realized capital gains) of FCML shall be disposed of and may from time to time declare, or authorize the Board of Directors of FCML to declare dividends, provided however that the capital of FCML including issue premiums does not fall below €1,250,000 or the equivalent thereof in any currency in which shares in FCML are issued. Dividends may also be paid out of net unrealized capital gains after deduction of realized losses.  The Board of Directors of FCML is further authorized to pay interim dividends subject to the relevant provisions of Luxembourg law.

Switzerland
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

Bermuda
The Bermuda Insurance Act requires Flagstone Suisse to maintain a minimum solvency margin (being the minimum amount that the statutory assets must exceed the statutory liabilities as required by the Bermuda Insurance Act) equal to the greatest of (i) $100 million, (ii) 50% of net premiums written or (iii) 15% of the reserve for losses and loss adjustment expenses. To satisfy these requirements, Flagstone Suisse was required to maintain a minimum level of statutory capital and surplus of $316.6 million as at December 31, 2009. In addition, Flagstone Suisse is required to maintain a minimum liquidity ratio. As at December 31, 2010, 2009, and 2008, Flagstone Suisse was in compliance with all of the requirements of the Bermuda Insurance Act.

In addition, each Class 4 insurer must maintain its capital at a level equal to its enhanced capital requirement ("ECR") which is established by reference to the Bermuda Solvency Capital Requirement ("BSCR") model which came into force in 2008 to assist the BMA to better assess the adequacy of a Class 4 insurer's capital.

Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA's oversight, elect to utilize an approved internal capital model to determine regulatory capital. The BMA believes that use of an internal model to substantiate the required regulatory capital requirement may in many circumstances better reflect a specific insurer's particular business profile than a market-wide regulatory model. An insurer's internal model must satisfy certain criteria to be approved for the determination of regulatory capital. In either case, the ECR shall at all times equal or exceed the Class 4 insurer's Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer's risk profile deviates significantly from the assumptions underlying its ECR or the insurer's assessment of its risk management policies and practices used to calculate the ECR applicable to it.

Index

In 2009, the BMA launched its Bermuda Insurance Solvency Framework, which is designed to enable Bermuda to achieve "equivalence" with Solvency II. The impact of this initiative is currently being monitored by the Company.

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

Cayman Islands
Island Heritage is domiciled in the Cayman Islands and maintains a Class A Domestic Insurance License issued under the Insurance Law (as revised) of the Cayman Islands. It is thereby subject to regulation by the Cayman Islands Monetary Authority (“CIMA”), which enforces the applicable provisions of the Insurance Law and also the Monetary Authority Law.

A Class “A” Insurer’s license permits an insurer to carry on insurance business generally in or from within the islands. The Insurance Law mandates that changes to the information provided upon application for a license be approved or notified to CIMA, including director and ownership changes and the nature of the business. A relatively low capital requirement is currently prescribed in the Insurance Law, in order to accommodate the large captive insurance market in the Cayman Islands, but CIMA is able to attach conditions to licenses and thereby prescribe an appropriate capital and solvency requirement. A new law was passed in 2010 and is due to come into effect in 2011 pending the finalization of subsidiary legislation. It is expected that the 2010 Law will prescribe a risk based capital requirement comprising a minimum and a prescribed amount, which failure to meet will lead to enforcement and remedial action respectively.

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

United Kingdom
FSML and Syndicate 1861 are regulated by the Financial Services Authority (“FSA”) in the U.K. The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000. Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: “to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal”.

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

Solvency II
The European Parliament passed the Solvency II directive in April 2009, to establish a revised set of European Union (EU) wide capital requirements and risk management standards. All (re)insurers, including Lloyd’s and its managing agents, within the EU need to be compliant with Solvency II by January 1, 2013.

Flagstone’s existing risk management framework and mechanisms closely mirror the requirements for Solvency II. Since its inception, Flagstone has invested in its internal model that generates the Group’s risk profile and is currently also used to calculate the internal capital requirements for Lloyd’s. Flagstone is working closely with Lloyd’s to ensure full compliance with the regulations. Flagstone believes that Solvency II will have a positive impact on its operations and risk management framework.

Off-Balance Sheet Arrangements

Valais Re is a special purpose Cayman Islands exempted company licensed as a restricted Class B reinsurer in the Cayman Islands and formed solely for the purpose of entering into certain reinsurance agreements and other risk transfer agreements with subsidiaries of Flagstone Suisse.

Index

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

Montana Re is a special purpose reinsurer established in the Cayman Islands and was formed as a program structure enabling further issuance of additional series of notes in the future.  During 2009, we entered into a reinsurance agreement with Montana Re that provides us with $175.0 million of protection for certain losses from global catastrophe events. During 2010, we entered into an additional reinsurance agreement with Montana Re, incepting on January 1, 2011, that provides us with $210.0 million of protection for certain losses from global catastrophe events.

The Company has determined that Montana Re has the characteristics of a variable interest entity that are addressed by the Consolidation Topic of the FASB ASC.  In accordance with the Consolidation Topic, Montana Re is not consolidated because the Company is not the primary beneficiary.

We are not party to any transaction, agreement or other contractual arrangement to which a Flagstone affiliated unconsolidated entity is a party, other than those noted above with Valais Re and Montana Re, that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

For details relating to our letter of credit facilities, see “Financial Condition, Liquidity and Capital Resources - Financial Condition – Letter of Credit Facilities”.

Contractual Obligations and Commitments

The following table shows our aggregate contractual obligations by time period remaining to due date as at December 31, 2010:

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Long term debt - Interest(1)	$9,183	$18,366	$18,366	$202,781	$248,696

Long term debt - Principal	-	-	-	251,122	251,122

Operating lease obligations	5,035	8,088	4,350	5,121	22,594

Loss and loss adjustment expense reserves(2)	439,914	238,993	35,670	6,737	721,314

Capital commitments(3)	9,339	2,567	-	-	11,906

Investment commitments(4)	13,700	-	-	-	13,700

Total contractual obligations	$477,171	$268,014	$58,386	$465,761	$1,269,332

(1) The interest on the long term debt is based on a spread above LIBOR and Euribor. We have reflected interest due in the table based on the current interest rates on the facility. See “Long Term Debt” above for further details.
(2) We have based our estimate of future claim payments upon benchmark payment patterns constructed internally, drawing upon available relevant industry sources of loss and allocated loss adjustment expense development data which may include both internal and external data sources. We also supplement these benchmark payment patterns with information received from treaty submissions and periodically update them. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations may occur due to the nature of the losses which we insure and the coverages which we provide. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. See “Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves.”
(3) We have entered into commitment for the construction of office buildings located in Luxembourg and Martigny.
(4) We have made certain commitments with respect to investment funds and may receive capital call requests in 2011.

Currency

Our reporting currency is the U.S. dollar. We have exposure to foreign currency risk due to the following: our investments in foreign subsidiaries whose functional currencies are typically their national currencies; our underwriting reinsurance exposures; the collection of premiums and payment of claims and other general operating expenses denominated in currencies other than the U.S. dollar; and holding certain net assets in foreign currencies. Our most significant foreign currency exposures are to the Euro and the British pound sterling.

Index

We designated $43.2 million of foreign currency forwards contractual value as hedge instruments, which had a fair value of $(0.5) million at December 31, 2010. During the year ended December 31, 2010, we recorded $0.2 million of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.  The losses on forward contracts resulted from the continued weakening of the U.S. dollar against the Swiss franc.

At December 31, 2010, the value of the U.S. dollar strengthened approximately 3.5% against the British pound sterling, 6.9% against the Euro and weakened approximately 10.6% against the Swiss franc, compared to December 31, 2009. Since a large proportion of our assets and liabilities are expressed in these currencies, there was a net decrease in the U.S. dollar value of the assets and liabilities denominated in these currencies in 2010.

Net foreign exchange losses amounted to $4.7 million $3.2 million, and $21.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as (a) inflation may affect interest rates, and (b) losses and loss expenses may be affected by inflation. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The effects of inflation are considered implicitly in pricing through the modeled components such as demand surge. Loss reserves are established to recognize likely loss settlements at the date payment is made. Those reserves inherently recognize the effects of inflation. The actual effects of inflation on our results cannot be accurately known, however, until claims are ultimately resolved.

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

We are exposed principally to four types of market risk: interest rate risk, equity price risk, credit risk and foreign currency risk.

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity portfolio.  As interest rates rise, the market value of our fixed maturity portfolio falls and we have the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values.  As interest rates decline, the market value of our fixed maturity portfolio increases and we have reinvestment risk since funds reinvested may earn less than is necessary to match anticipated liabilities.  We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity which can be tailored to the anticipated cash outflow characteristics of our reinsurance liabilities.  In addition, from time-to-time, we may enter into interest rate swap contracts as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be altered.

As at December 31, 2010, the impact on our fixed maturity securities and cash and cash equivalents from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.9%, or approximately $32.2 million. As at December 31, 2010, the impact on our fixed maturity securities and cash and cash equivalents from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.8%, or approximately $29.3 million. As at December 31, 2009, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.3%, or approximately $40.3 million. As at December 31, 2009, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.3%, or approximately $40.5 million.

The Company uses interest rate futures to manage the duration of the investment portfolio.  As at December 31, 2010, the total exposure of the interest rate futures contracts held was $1.1 billion and these positions had a fair value of $(2.3) million.  The interest rate futures contracts held were for three month exposure to U.S. and Euro interest rates, and we held short positions which reduced the duration of our portfolio. As at December 31, 2010, the impact of these futures on our fixed maturity securities and cash and cash equivalents was a reduction of duration by 0.7 years. The impact from an immediate 100 basis point increase in market interest rates would have resulted in an estimated increase in market value of the interest rate futures contracts by approximately $10.8 million. The impact from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated decrease in market value of the interest rate futures contracts by approximately $10.1 million.  As at December 31, 2009, the Company did not hold any interest rates futures contracts for the purpose of duration management within the investment portfolio.

As at December 31, 2010, we held $313.5 million, or 21.1%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. As at December 31, 2009, we held $163.2 million, or 11.2%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at December 31, 2010 or 2009.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, we would also be exposed to reinvestment risk, as cash flows received by us could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity securities and index-linked futures. The total of such exposure as of December 31, 2010 and 2009 were $170.4 and $151.1 million, respectively. The fair value of these positions as at December 31, 2010 and 2009 amounted to $4.9 and $4.5 million, respectively, and were recorded in both equity investments, other assets and other liabilities with net realized and unrealized gains of $17.4 million and $6.0 million, respectively, for the years ended December 31, 2010 and 2009, and were recorded in net realized and unrealized gains – investments. The total exposure of the index-linked futures was $170.1 million as at December 31, 2010 compared to $150.8 million at December 31, 2009.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer.  As at December 31, 2010, our fixed maturity investments consisted of investment grade securities with an average rating of AA+.

Index

We believe this high-quality portfolio reduces our exposure to credit risk on fixed income investments to an acceptable level.  We have included credit rating information with respect to our investment portfolio because it enhances the reader’s understanding of its composition and consistency with our investment philosophy.

To a lesser extent, we also have credit risk exposure as a party to over-the-counter derivative instruments. These derivative instruments include foreign currency forward contracts, currency swaps, total return swaps, and reinsurance derivatives. To mitigate this risk, we monitor our exposure by counterparty and ensure that counterparties to these contracts are high-credit-quality international banks or counterparties.

In addition, we have exposure to credit risk as it relates to our insurance and reinsurance balances receivable.  Premium balances receivable from our clients at December 31, 2010 and 2009, were $318.5 million and $279.0 million, respectively, including balances both currently due and accrued.  We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $4.0 million in bad debt expenses related to our insurance and reinsurance balances receivable.

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

For risk management purposes, we use catastrophe bonds to manage our reinsurance risk and treat the catastrophe risks related to Catastrophe bonds as part of our underwriting risks. Catastrophe bonds are selected by our reinsurance underwriters however they are held in our investment portfolio as floating rate bonds for performance purposes.

Foreign Currency Risk

We and our subsidiaries use foreign currency forward contracts and currency swaps to manage currency exposure.  The net notional exposure of foreign currency forward contracts in U.S. dollars as of December 31, 2010 and 2009, was $854.2 million and $373.7 million, respectively.  These contracts had a fair value of $(5.2) million and $5.8 million, respectively. The change results from an increased allocation to our non-U.S. dollar strategy, which we hedge back to U.S. dollars.  For the years ended December 31, 2010 and 2009, we recorded net realized and unrealized losses of $1.9 million and $17.2 million, respectively, on foreign currency forward contracts.

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for our Bermuda, Cayman Islands, Luxembourg, Gibraltar, FSML subsidiaries and Flagstone Suisse, each of whose functional currency is the U.S. dollar.  We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar.  When we incur a loss in a non-U.S. dollar currency, we carry the liability on our books in the original currency.  As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and the time claims are paid.

With respect to loss reserves denominated in non-U.S. dollar currencies, our policy is to hedge our non-U.S. dollar foreign currency exposure with foreign exchange forward contracts.

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

Index

Financing

Certain of our subsidiaries have a functional currency other than U.S. dollar. Our practice is to hedge the net investment in those subsidiaries and designate foreign currency forward contracts as hedging instruments. The contractual amount of these contracts as at December 31, 2010 and 2009 was $43.2 million and $88.3 million, respectively, and the contracts had a fair value of $(0.5) million and $(0.4) million, respectively. During the years ended December 31, 2010 and December 31, 2009, we recorded $0.2 million and $4.6 million, respectively, of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

We entered into a currency swap agreement to hedge the Euro-denominated deferrable interest debentures recorded as long term debt.  Under the terms of the foreign currency swap, we exchanged €13.0 million for $18.4 million, and will receive Euribor plus 354 basis points and pay LIBOR plus 367 basis points.   The swap expires on September 15, 2011 and had a fair value of $1.0 million as at December 31, 2010.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the years ended December 31, 2010 and 2009, approximately 32.5% and 32.1%, respectively, was written in currencies other than the U.S. dollar.  For the year ended December 31, 2010, we had net foreign exchange losses of $4.7 million compared to $3.2 million for the same period in 2009.

We do not hedge currencies for which our asset or liability exposures are not material or where we are unable or it is impractical to do so.  In such cases, we are exposed to foreign currency risk.  However, we do not believe that the foreign currency risks corresponding to these unhedged positions are material.

Index

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flagstone Reinsurance Holdings, S.A.
Luxembourg, Luxembourg

We have audited the accompanying consolidated balance sheets of Flagstone Reinsurance Holdings, S.A. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flagstone Reinsurance Holdings, S.A. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche
Hamilton, Bermuda
March 2, 2011

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONSOLIDATED BALANCE SHEETS
As at December 31, 2010 and 2009
(Expressed in thousands of U.S. dollars, except share data)

	As at December 31,
	2010	2009

ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2010 - $1,433,868; 2009 - $1,198,187)	$1,473,862	$1,228,561
Short term investments, at fair value (Amortized cost: 2010 - $14,254; 2009 - $231,609)	14,251	232,434
Equity investments, at fair value (Amortized cost: 2010 - $7,931; 2009 - $8,516)	283	290
Other investments	119,764	45,934
Total investments	1,608,160	1,507,219
Cash and cash equivalents	345,705	352,185
Restricted cash	43,413	85,916
Premium balances receivable	318,455	278,956
Unearned premiums ceded	68,827	52,690
Reinsurance recoverable	28,183	19,270
Accrued interest receivable	15,599	11,223
Receivable for investments sold	1,795	5,160
Deferred acquisition costs	65,917	54,637
Funds withheld	25,934	22,168
Goodwill	16,381	16,533
Intangible assets	31,549	35,790
Asset held for sale	2,300	-
Other assets	146,984	125,021
Total assets	$2,719,202	$2,566,768

LIABILITIES
Loss and loss adjustment expense reserves	$721,314	$480,660
Unearned premiums	378,804	330,416
Insurance and reinsurance balances payable	82,134	62,864
Payable for investments purchased	3,106	11,457
Long term debt	251,122	252,402
Other liabilities	86,127	63,155
Total liabilities	1,522,607	1,200,954

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued (2010 - 84,474,758; 2009 - 84,985,219) and outstanding (2010 - 68,585,588; 2009 - 82,985,219)	845	850
Common shares held in treasury, at cost (2010 -15,889,170; 2009 - 2,000,000)	(178,718)	(19,750)
Additional paid-in capital	904,235	912,547
Accumulated other comprehensive loss	(6,178)	(6,976)
Retained earnings	414,549	324,347
Total Flagstone shareholders' equity	1,134,733	1,211,018
Noncontrolling interest in subsidiaries	61,862	154,796
Total equity	1,196,595	1,365,814
Total liabilities and equity	$2,719,202	$2,566,768

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2010, 2009 and 2008
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the years ended December 31,
	2010	2009	2008

REVENUES
Gross premiums written	$1,097,850	$988,491	$781,889
Premiums ceded	(213,996)	(196,022)	(87,191)
Net premiums written	883,854	792,469	694,698
Change in net unearned premiums	(31,770)	(34,014)	(40,530)
Net premiums earned	852,084	758,455	654,168
Net investment income	31,482	28,531	51,398
Net realized and unrealized gains (losses) - investments	43,769	39,668	(272,206)
Net realized and unrealized gains - other	14,441	11,253	11,617
Other income	25,545	21,728	8,215
Total revenues	967,321	859,635	453,192

EXPENSES
Loss and loss adjustment expenses	530,136	283,185	379,884
Acquisition costs	164,820	136,471	105,734
General and administrative expenses	171,693	147,138	99,026
Interest expense	10,352	12,105	18,297
Net foreign exchange losses	4,719	3,231	21,477
Total expenses	881,720	582,130	624,418
Income (loss) before income taxes and interest in earnings of equity investments	85,601	277,505	(171,226)
Recovery (provision) for income tax	4,053	(5,412)	(1,178)
Interest in earnings of equity investments	(1,240)	(1,356)	(1,299)
Net income (loss)	88,414	270,737	(173,703)
Less: Loss (income) attributable to noncontrolling interest	8,670	(28,545)	(13,599)
NET INCOME (LOSS) ATTRIBUTABLE TO FLAGSTONE	$97,084	$242,192	$(187,302)

Net income (loss)	$88,414	$270,737	$(173,703)
Change in currency translation adjustment	607	2,600	(16,251)
Change in defined benefit pension plan obligation	191	136	(887)
Comprehensive income (loss)	89,212	273,473	(190,841)
Less: Comprehensive loss (income) attributable to noncontrolling interest	8,670	(29,986)	(12,158)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FLAGSTONE	$97,882	$243,487	$(202,999)

Weighted average common shares outstanding—Basic	78,656,688	84,279,777	85,328,704
Weighted average common shares outstanding—Diluted	78,880,590	84,503,792	85,328,704
Net income (loss) attributable to Flagstone per common share—Basic	$1.23	$2.87	$(2.20)
Net income (loss) attributable to Flagstone per common share—Diluted	$1.23	$2.87	$(2.20)
Distributions declared per common share (1)	$0.16	$0.16	$0.16

 (1) Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's Redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2010
(Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the year ended December 31, 2010	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,365,814	$-	$324,347	$(6,976)	$850	$(19,750)	$912,547	$154,796

Repurchase of preferred shares	(79,529)							(79,529)
Comprehensive income:
Net income	88,414	88,414	97,084					(8,670)
Other comprehensive income:
Change in currency translation adjustment	607	607		607
Defined benefit pension plan obligation	191	191		191
	798	798
Comprehensive income	89,212	$89,212
Stock based compensation	18,130						18,130
Subsidiary stock based compensation	(274)							(274)
Purchase of noncontrolling interest	(750)						(411)	(339)
Warrant repurchase	(14,200)						(14,200)
Shares repurchased and cancelled	(5,375)				(5)		(5,370)
Shares repurchased and held in treasury	(158,968)					(158,968)
Distributions declared per common share (1)	(17,465)		(6,882)				(6,461)	(4,122)
Ending balance	$1,196,595		$414,549	$(6,178)	$845	$(178,718)	$904,235	$61,862

 (1)Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's Redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2009
(Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the year ended December 31, 2009	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,183,463	$-	$96,092	$(8,271)	$848	$-	$897,344	$197,450

Repurchase of preferred shares	(63,117)							(63,117)
Comprehensive income:
Net loss	270,737	270,737	242,192					28,545
Other comprehensive income:
Change in currency translation adjustment	2,600	2,600		1,159				1,441
Defined benefit pension plan obligation	136	136		136
	2,736	2,736
Comprehensive income	273,473	$273,473
Stock based compensation	15,814						15,814
Subsidiary stock based compensation	105							105
Subsidiary stock issuance	-						(184)	184
Purchase of noncontrolling interest	(10,989)						(771)	(10,218)
Sale of noncontrolling interest	750						344	406
Issue of shares, net	2				2
Shares repurchased and held in treasury	(19,750)					(19,750)
Dividends declared	(13,937)		(13,937)
Ending balance	$1,365,814		$324,347	$(6,976)	$850	$(19,750)	$912,547	$154,796

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2008
(Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the year ended December 31, 2008	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,395,263	$-	$296,890	$7,426	$853	$905,316	$184,778

Repurchase of preferred shares	(6,639)						(6,639)
Acquisition of subsidiaries	7,567						7,567
Comprehensive income:
Net income	(173,703)	(173,703)	(187,302)				13,599
Other comprehensive income:
Change in currency translation adjustment	(16,251)	(16,251)		(14,810)			(1,441)
Defined benefit pension plan obligation	(887)	(887)		(887)
	(17,138)	(17,138)
Comprehensive income	(190,841)	$(190,841)
Stock based compensation	(4,020)					(4,020)
Subsidiary stock based compensation	(449)						(449)
Subsidiary stock issuance	-					(126)	126
Fair value of issued warrant	3,565					3,565
Issue of shares, net	(748)				2	(750)
Shares repurchased and cancelled	(6,648)				(7)	(6,641)
Dividends declared	(13,496)		(13,496)
Other	(91)						(91)
Ending balance	$1,183,463		$96,092	$(8,271)	$848	$897,344	$197,450

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009, and 2008
(Expressed in thousands of U.S. dollars)

	For the years ended December 31,
	2010	2009	2008

Cash flows provided by (used in) operating activities:
Net income (loss)	$88,414	$270,737	$(173,703)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses	(58,210)	(50,921)	260,589
Net unrealized foreign exchange (gains) losses	(2,060)	710	30,792
Depreciation and amortization expense	7,400	7,125	4,797
Share based compensation expense (recovery)	17,345	15,932	(325)
Interest in earnings of equity investments	1,240	1,356	1,299
Accretion/amortization on fixed maturity investments	5,290	3,194	(11,560)
Asset impairment charge	15,883	-	-
Changes in assets and liabilities, excluding net assets acquired:
Premium balances receivable	(35,907)	(59,999)	(42,773)
Unearned premiums ceded	(16,170)	(21,050)	(13,799)
Reinsurance recoverable	(9,666)	(1,523)	(6,615)
Deferred acquisition costs	(11,352)	(9,316)	(6,834)
Funds withheld	(3,982)	(7,561)	(7,677)
Loss and loss adjustment expense reserves	241,253	60,093	165,926
Unearned premiums	48,365	53,815	61,038
Insurance and reinsurance balances payable	18,472	35,884	5,157
Other changes in assets and liabilities, net	(13,781)	39,973	(37,905)
Net cash provided by operating activities	292,534	338,449	228,407

Cash flows (used in) provided by investing activities:
Net cash paid in acquisition/disposal of subsidiaries	(750)	(12,354)	(37,344)
Purchases of fixed maturity investments	(3,000,458)	(2,470,554)	(1,313,953)
Sales and maturities of fixed maturity investments	2,998,971	1,887,700	1,610,242
Purchases of equity investments	-	(37,679)	(121,901)
Sales of equity investments	-	43,851	143,505
Purchases of other investments	(76,906)	(31,460)	(579,832)
Sales and maturities of other investments	39,032	15,737	592,083
Purchases of fixed assets	(31,480)	(12,831)	(21,420)
Sales of fixed asset	3,477	1,101	1,550
Change in restricted cash	42,503	(43,513)	(39,571)
Net cash (used in) provided by investing activities	(25,611)	(660,002)	233,359

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	-	(586)	(878)
Shares repurchased and cancelled	(5,375)	-	(6,648)
Shares repurchased and held in treasury	(158,968)	(19,750)	-
Warrant repurchased	(14,200)	-	-
Contribution (distribution) of noncontrolling interest	-	289	(415)
Repurchase of noncontrolling interest	(79,529)	(63,117)	(6,639)
Distributions paid on common shares (1)	(12,571)	(13,414)	(13,496)
Repayment of long term debt	-	(15,042)	(9,167)
Other	852	827	(3,311)
Net cash used in financing activities	(269,791)	(110,793)	(40,554)

Effect of foreign exchange rate on cash	(3,612)	826	(129)

(Decrease) increase in cash and cash equivalents	(6,480)	(431,520)	421,083
Cash and cash equivalents - beginning of year	352,185	783,705	362,622
Cash and cash equivalents - end of year	$345,705	$352,185	$783,705

Supplemental cash flow information:
Receivable for investments sold	$1,795	$5,160	$9,634
Payable for investments purchased	$3,106	$11,457	$7,776
Interest paid	$9,327	$11,716	$17,863

(1)Distributions paid per common share are in the form of a non-dividend return of capital.  Prior to the Company's Redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

1.    ORGANIZATION

Flagstone Reinsurance Holdings, S.A (“Flagstone” or the “Company”) is a holding company incorporated as a société anonyme under the laws of Luxembourg. On May 14, 2010, the Company’s shareholders approved the redomestication to change the Company’s jurisdiction of incorporation from Bermuda to Luxembourg and the Company thereby discontinued its existence as a Bermuda company as provided in Section 132G of The Companies Act 1981 of Bermuda and continued its existence as a société anonyme under the laws of Luxembourg effective May 17, 2010 (the “Redomestication”). As a result of the Redomestication, the Company changed its name from Flagstone Reinsurance Holdings Limited to Flagstone Reinsurance Holdings, S.A. The Company was originally incorporated on October 4, 2005 under the laws of Bermuda.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

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

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

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

Investments, Cash and Cash Equivalents

In accordance with the Financial Instruments Topic of the FASB ASC, the Company elects the fair value option for all fixed maturity and short term investments, equity investments (excluding investments accounted for under the equity method of accounting), investment funds, and catastrophe bonds. In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, any movement in unrealized gains and losses has been recorded within net realized and unrealized gains (losses) on investments within the consolidated statements of operations and comprehensive income (loss).  Investments are recorded on a trade date basis and realized gains and losses on sales of investments are determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, the amortization of premiums and discounts on investments, using the effective interest rate method and investment management related expenses.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The Company’s U.S. government treasury securities and listed equity securities are classified as Level 1 fair value as determined by the quoted market price of these securities, as provided either by independent pricing services or exchange market prices.

Investments in U.S. government agency securities, corporate bonds, mortgage-backed securities, other foreign government bonds and asset-backed securities are classified as Level 2 fair value.  The fair value of these securities is derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history. Catastrophe bonds are classified as Level 2 fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.

Investments in private equity funds and mortgage-backed investment funds are classified as Level 3 in the fair value hierarchy.  The fair value of the private equity funds is determined by the investment fund managers using the net asset value provided by the administrator or manager of the funds on a quarterly basis and adjusted based on analysis and discussions with the fund managers.  The fair value of the mortgage-backed investment fund is determined by the net asset valuation provided by the independent administrator of the fund.  These valuations are then adjusted for cash flows since the most recent valuation, which is a methodology generally employed in the investment industry.

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

The Company’s share based compensation plans consists of Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”). The PSUs are designed to maximize shareholder value over long periods of time by aligning the financial interests of the Company’s management with those of its shareholders. The Company estimates the fair value of PSUs granted under the PSU Plan on the date of grant using the grant date fair value and the most probable performance factor for the two-year and three-year performance period and records the compensation expense in its consolidated statements of operations and comprehensive income (loss) over the course of such period. At the end of each quarter, the Company reassesses the projected results for each two-year and three-year performance period as its financial results evolve. The Company recalculates the compensation expense under the PSU Plan and reflects any adjustments in the consolidated statements of operations and comprehensive income (loss) in the period in which they are determined.

The RSUs are granted to employees and directors of the Company. RSUs granted to employees generally vest two years after the date of grant and RSUs granted to directors vest on the date of grant. The company estimates the fair value of RSUs on the date of grant and records the compensation expense in its consolidated statements of operations and comprehensive income (loss) over the vesting period.

Derivative Instruments

The Company accounts for its derivative instruments using the Derivatives and Hedging Topic of the FASB ASC which requires an entity to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the fair value recorded in other assets or liabilities.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)
The accounting for realized and unrealized gains and losses associated with changes in the fair value of derivatives depends on its hedge designation and if designated as a hedging instrument whether the hedge is effective in achieving offsetting changes in the fair value of the asset or liability being hedged.  The realized and unrealized gains and losses on derivatives not designated as hedging instruments are included in net realized and unrealized gains and losses in the consolidated statements of operations and comprehensive income (loss). Gains and losses associated with changes in fair value of the designated hedge instruments are recorded with the gains and losses on the hedged items, to the extent that the hedge is effective.  Derivative instruments are stated at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC based on a quoted market price for futures contracts and based on observable market inputs (such as currency spot and forward rates, underlying exchange traded securities yield curves and transactional history) for foreign currency forwards, total return swaps, currency swaps, interest rates swaps and “to be announced” mortgage-backed securities (“TBAs”). The Company estimates the fair value of reinsurance derivative contracts using internal valuation models, with the significant inputs to the valuation models being the underlying risk exposure and remaining contract duration.

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

The Company will discontinue hedge accounting prospectively if management determines that a derivative no longer qualifies as an effective hedge in offsetting changes in the foreign currency exposure of a hedged item. If hedge accounting is discontinued for foreign currency hedging of investment in and loans to subsidiaries, the derivative would continue to be carried in the consolidated balance sheets at fair value, with changes in fair value recognized in current period net income.

Other derivative instruments

The Company generally uses currency swaps and foreign currency forward contracts to manage its duration and currency exposures. The Company may acquire TBAs and for the period between the purchase of the TBAs and the issuance of the underlying securities, the Company’s position is accounted for as a derivative. The Company also uses futures contracts and total return swaps for the purpose of replicating investment positions, managing market exposure and enhancing investment performance.

Reinsurance derivative contracts

The Company has entered into ILW transactions that are structured as reinsurance or derivatives. When ILW transactions are determined to be derivatives, they are recorded at fair value in other assets or liabilities with the changes in fair value reported in realized gains and losses in the consolidated statements of operations and comprehensive income (loss).

The Company has entered into futures options contracts, both purchased and written, on major hurricane indexes that are traded on the Chicago Mercantile Exchange. The Company uses these futures options contracts to manage exposures as part of its reinsurance activities.  These derivatives are recorded at fair value in other assets or liabilities with changes in fair value recorded in net realized and unrealized gains and losses in the consolidated statements of operations and comprehensive income (loss).

Goodwill and Intangible Assets

The Company accounts for intangible assets that arise from business combinations in accordance with the Business Combinations Topic of the FASB ASC. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired by the Company. Goodwill is recorded as an asset and is not amortized.

In accordance with the Intangibles – Goodwill and Other Topic of the FASB ASC, the Company performs, at a minimum, an annual valuation of its goodwill and intangible assets to test for impairment or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.  For purposes of annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. Fair value is determined using widely acceptable valuation techniques, such as discounted cash flows and market multiple models.  These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is the Company’s policy to conduct impairment testing based on the Company’s current business strategy in light of present industry and economic conditions, as well as the Company’s future expectations. If, as a result of the assessment, the Company determines that the value of its goodwill and intangible assets are impaired, the Company will record an impairment charge in the period in which the determination is made.

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

The Company conducted its annual reviews and determined that the recorded goodwill, intangible assets and the equity method investment were not impaired and the fair values were significantly greater than the carrying values.

Funds Withheld

The Company, from time to time, writes business on a funds held basis.  Under these contractual arrangements the cedent holds the net funds that would otherwise be remitted to the Company for a mutually agreed period.  Generally, the Company earns investment income on these balances while held by the cedent.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company’s operating subsidiaries are generally their national currencies. In translating the financial statements of subsidiaries that have a functional currency other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the weighted average foreign exchange rates for the period. The cumulative translation adjustment is reported in the consolidated balance sheets as a separate component of accumulated other comprehensive income (loss).

In recording foreign currency transactions, revenues and expense items are converted at the prevailing exchange rate at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, which may result in the recognition of exchange gains or losses. The exchange gains and losses are reported in the consolidated statements of operations and comprehensive income (loss) as net foreign exchange losses.

Earnings (Loss) Per Common Share

The calculation of basic earnings (loss) per common share is based on weighted average common shares and weighted average vested RSUs outstanding and excludes any dilutive effects of warrants and share equivalents. Diluted earnings (loss) per common share assume the exercise of all dilutive warrant and share equivalents.

The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of diluted return-on-equity (“DROE”). Because the number of common shares contingently issuable under the Performance Share Unit Plan (“PSU Plan”) depends on the geometric average DROE over a two-year or three year period, the PSUs are excluded from the calculation of diluted earnings per share until the end of the performance period, when the number of shares issuable under the PSU Plan will be known.

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

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

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

New Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update No. 2010-26, “Financial Services and Insurance (Topic 944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”).  The objective of ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU 2010-26 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2010-26 is not expected to have a material impact on the consolidated results of operations and financial condition.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, “Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, regardless of whether the carrying amount of the reporting unit is zero or negative.  For public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of ASU 2010-28 is not expected to have a material impact on the consolidated results of operations and financial condition.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805) – Disclosures of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”).  This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2010.  Early adoption is permitted.  The adoption of ASU 2010-29 is not expected to have a material impact on the consolidated results of operations and financial condition.

3.           ACQUISITIONS AND DISPOSITIONS

Flagstone Africa

On November 10, 2009, Flagstone Réassurance Suisse SA (“Flagstone Suisse”) purchased 1,999,998 shares (representing the remaining 35% noncontrolling interest) in Flagstone Africa for a purchase price of $11.4 million.  The acquisition of the noncontrolling interest did not result in a change of control of Flagstone Africa. As a result, the transaction was accounted for as an equity transaction using the Consolidation Topic of the FASB ASC, resulting in the elimination of the related minority interest and $0.8 million recorded to additional paid-in capital.

Flagstone Africa is domiciled in South Africa and writes multiple lines of reinsurance in sub-Saharan Africa.

Flagstone Alliance

On June 30, 2009, Flagstone Alliance Insurance & Reinsurance PLC (“Flagstone Alliance”) disposed of 100% of the share capital in Uni-Alliance Holdings Limited, a subsidiary of Flagstone Alliance since January 1, 2007. The transaction was completed with Mr. Khader Hemsi, Chief Executive Officer of Flagstone Alliance, who retired from Flagstone Alliance during the third quarter of 2009. The sale was completed to eliminate conflict with existing broker relationships and resulted in a net loss of $1.2 million, which has been recorded in other income.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

4.   GOODWILL AND INTANGIBLES

The following tables detail goodwill and intangible assets at December 31, 2010 and 2009:

Goodwill relates to the following reportable segments:	Reinsurance	Lloyd's	Island Heritage	Unallocated	Total
Balance as at December 31, 2008	$4,118	$-	$10,050	$2,973	$17,141
Allocated to Lloyd's segment	-	2,973	-	(2,973)	-
Purchase price allocation finalized (1)	(1,043)	-	-	-	(1,043)
Purchase of noncontrolling interest	36	-	-	-	36
Impact of foreign exchange	33	366	-	-	399
Balance as at December 31, 2009	3,144	3,339	10,050	-	16,533
Impact of foreign exchange	(36)	(116)	-	-	(152)
Balance as at December 31, 2010	$3,108	$3,223	$10,050	$-	$16,381

	As at December 31, 2010
	Carrying value at beginning of period	Impairment loss	Accumulated amortization (2)	Impact of foreign exchange	Carrying value at end of period
Finite life intangibles
Tradename	$1,308	$(1,173)	$-	$(135)	$-
Software	3,924	-	(406)	(150)	3,368
Distribution network	3,356	-	(300)	(128)	2,928
	$8,588	$(1,173)	$(706)	$(413)	$6,296
Indefinite life intangibles
Lloyd's syndicate capacity	$25,353	$-	$-	$(875)	$24,478
Licenses	1,849	(1,074)	-	-	775
	$27,202	$(1,074)	$-	$(875)	$25,253

Aggregate amortization expenses (2)
For the year ended December 31, 2010					$784

	As at December 31, 2009
	Carrying value at beginning of period	Impairment loss	Accumulated amortization (2)	Impact of foreign exchange	Carrying value at end of period
Finite life intangibles
Tradename	$1,294	$-	$(145)	$159	$1,308
Software	3,882	-	(436)	478	3,924
Distribution network	3,306	-	(358)	408	3,356
	$8,482	$-	$(939)	$1,045	$8,588
Indefinite life intangibles
Lloyd's syndicate capacity	$22,573	$-	$-	$2,780	$25,353
Licenses	1,818	-	-	31	1,849
	$24,391	$-	$-	$2,811	$27,202

Aggregate amortization expenses (2)
For the year ended December 31, 2009					$917

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	For the years ending
Estimated amortization expense	December 31,	Amount

	2011	$703
	2012	676
	2013	651
	2014	629
	2015	609
(1) The purchase price allocation for Flagstone Alliance Insurance and Reinsurance Plc "Flagstone Alliance" was finalized in the first quarter of 2009.
(2) Accumulated amortization is converted at the end of period foreign exchange rate and amortization expense is converted at an average foreign exchange rate for the period.

During the year ended December 31, 2010, the Company recognized an impairment charge of $1.1 million related to a license no longer being used by Flagstone Alliance, which was included in the Reinsurance segment and classified as an indefinite life intangible. Also recognized, was an impairment charge of $1.2 million related to a tradename no longer used within our Lloyd’s segment, which was classified as a finite life intangible.  The impairment charges are included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

5.       ASSET HELD FOR SALE

During the year ended December 31, 2010, the Company decided to dispose of certain corporate aircraft that it leased and owned. As a result, the Company terminated all operational lease agreements at the casualty value stipulated under the lease agreements.   As at December 31, 2010, the Company had disposed of two aircraft and has reflected one as an asset held for sale on the consolidated balance sheet as at December 31, 2010. The Company recorded impairment charges in its Reinsurance segment of $13.6 million and loss on sale of assets of $1.4 million during the year ended December 31, 2010, which are included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

6.    MONT FORT RE LIMITED

Mont Fort Re Limited (“Mont Fort”) is a Bermuda insurer registered under the Segregated Accounts Companies Act 2000, which gives Mont Fort the power to allocate assets and liabilities to segregated accounts.  Assets allocated to a segregated account may only be used to meet the liabilities of that segregated account. Mont Fort enables third party investors to participate in insurance risk.  To date Mont Fort has formed three segregated accounts, which have been capitalized by third party investors.  The Company cedes industry loss warranty policies risks to the cells and charges a ceding commission on those ceded premiums.  The Company also charges the cells investment management fees and a performance fee of 15% of the increase, if any, in the net asset value of each cell during the year.

Because the Company is the primary beneficiary of Mont Fort, the results of Mont Fort are included in the Company’s consolidated financial statements.  Net income and shareholders’ equity attributable to segregated account beneficiaries are recorded in the consolidated financial statements as noncontrolling interest.

In 2009, Mont Fort repurchased 43.6 million preferred shares relating to its first cell, Mont Fort ILW for $63.1 million.

Mont Fort has repurchased 55.0 million (2010 - 50.0 million, 2008 - 5.0 million) preferred shares relating to its second cell, Mont Fort ILW 2 for $86.1 million (2010 – $79.5 million, 2008 – $6.6 million).

Included in the Company’s assets as at December 31, 2010 and December 31, 2009 were cash and cash equivalents, short term investments and fixed maturity investments of $52.1 million and $150.4 million, respectively, held for the sole benefit of preferred shareholders of each specific Mont Fort cell and available to settle the specific current and future liabilities of each cell.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

7.       INVESTMENTS

Fixed maturity, short term, equity and other investments

The cost or amortized cost, gross unrealized gains and losses, and carrying values as at December 31, 2010 and 2009 are as follows:

	As at December 31, 2010
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and agency securities	$266,329	$5,882	$(375)	$271,836
U.S. states and political subdivisions	90	2	-	92
Other foreign governments	267,787	18,618	(480)	285,925
Corporates	586,523	20,260	(4,239)	602,544
Mortgage-backed securities	222,171	2,910	(2,224)	222,857
Asset-backed securities	90,968	261	(621)	90,608
	1,433,868	47,933	(7,939)	1,473,862

Short term investments
U.S. government and agency securities	2,998	-	-	2,998
Corporates	11,256	1	(4)	11,253
	14,254	1	(4)	14,251

Equity investments	7,931	4	(7,652)	283
	7,931	4	(7,652)	283

Other investments
Investment funds	42,728	3,798	(6,533)	39,993
Catastrophe bonds	75,484	1,226	(19)	76,691
	118,212	5,024	(6,552)	116,684

Totals	$1,574,265	$52,962	$(22,147)	$1,605,080

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	As at December 31, 2009
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and agency securities	$421,215	$12,186	$(1,686)	$431,715
U.S. states and political subdivisions	1,907	11	(15)	1,903
Other foreign governments	112,119	3,426	(1,118)	114,427
Corporates	504,855	15,763	(1,376)	519,242
Mortgage-backed securities	108,652	3,969	(554)	112,067
Asset-backed securities	49,439	253	(485)	49,207
	1,198,187	35,608	(5,234)	1,228,561

Short term investments
U.S. government and agency securities	145,600	6	(2)	145,604
Other foreign governments	3,877	136	-	4,013
Corporates	80,223	1,419	(738)	80,904
Asset-backed securities	1,909	4	-	1,913
	231,609	1,565	(740)	232,434

Equity investments	8,516	124	(8,350)	290
	8,516	124	(8,350)	290

Other investments
Investment funds	13,239	-	(7,753)	5,486
Catastrophe bonds	35,777	402	(51)	36,128
	49,016	402	(7,804)	41,614

Totals	$1,487,328	$37,699	$(22,128)	$1,502,899

Other investments do not include an investment accounted for under the equity method in which the Company is deemed to have a significant influence and accordingly is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment is recorded at $3.1 million and $4.3 million at December 31, 2010 and  2009, respectively.

Proceeds from the sale and maturity of fixed maturity, short term and equity investments during the year ended December 31, 2010 and 2009 amounted to $3.0 billion and $1.9 billion, respectively.

The following table presents the contractual maturity dates of fixed maturity and short term investments as at December 31, 2010 and 2009:

	As at December 31,
	2010		2009
	Amortized cost	Fair value	Amortized cost	Fair value

Due within one year	$38,558	$39,909	$308,865	$312,253
Due after 1 through 5 years	808,954	836,825	577,634	588,707
Due after 5 through 10 years	196,683	202,136	311,819	324,095
Due after 10 years	90,788	95,778	71,478	72,753
Mortgage and asset-backed securities	313,139	313,465	160,000	163,187
Total	$1,448,122	$1,488,113	$1,429,796	$1,460,995

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The following table presents a breakdown of the credit quality of the Company's fixed maturity and short term investments as at December 31, 2010 and 2009:

	As at December 31,
	2010		2009
	Fair value	Percentage of total	Fair value	Percentage of total
Rating Category
AAA	$903,230	60.7%	$1,043,223	71.4%
AA	193,302	13.0%	111,300	7.6%
A	262,086	17.6%	214,214	14.7%
BBB	129,495	8.7%	91,723	6.3%
Below investment grade	-	0.0%	535	0.0%
Total	$1,488,113	100.0%	$1,460,995	100.0%

We have included credit rating information with respect to our investment portfolio because it enhances the reader’s understanding of its composition and consistency with our investment philosophy.

Fair value disclosure

The valuation technique used to determine the fair value of the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the Company has classified its investments in U.S. government treasury securities and listed equity securities as Level 1 in the fair value hierarchy. The fair value of these securities is the quoted market price of these securities, as provided either by independent pricing services or exchange market prices.

Investments in U.S. government agency securities, corporate bonds, mortgage-backed securities, foreign government bonds and asset-backed securities are classified as Level 2 in the fair value hierarchy.  The fair value of these securities is derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history. Catastrophe bonds are classified as Level 2 fair value as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.

Investments in private equity funds and mortgage-backed investment funds are classified as Level 3 in the fair value hierarchy.  The fair value of the private equity funds is determined by the investment fund managers using the net asset value provided by the administrator or manager of the funds on a quarterly basis and adjusted based on analysis and discussions with the fund managers.  The fair value of the mortgage-backed investment fund is determined by the net asset valuation provided by the independent administrator of the fund.  These valuations are then adjusted for cash flows since the most recent valuation, which is a methodology generally employed in the investment industry.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

As at December 31, 2010 and 2009, the Company’s investments are allocated among fair value levels as follows:

	Fair Value Measurement at December 31, 2010 using:
	Fair value measurements	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Fixed maturity investments
U.S. government and agency securities	$271,836	$176,831	$95,005	$-
U.S. states and political subdivisions	92	-	92	-
Other foreign governments	285,925	-	285,925	-
Corporates	602,544	-	602,544	-
Commercial mortgage-backed securities	1,064	-	1,064	-
Residential mortgage-backed securities	221,793	-	221,793	-
Asset-backed securities	90,608	-	90,608	-
	1,473,862	176,831	1,297,031	-

Short term investments
U.S. government and agency securities	2,998	2,998	-	-
Corporates	11,253	-	11,253	-
	14,251	2,998	11,253	-

Equity investments
Financial services	283	283	-	-
	283	283	-	-

Other investments
Investment funds	39,993	-	-	39,993
Catastrophe bonds	76,691	-	76,691	-
	116,684	-	76,691	39,993

Totals	$1,605,080	$180,112	$1,384,975	$39,993

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	Fair Value Measurement at December 31, 2009 using:
	Fair value measurements	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Fixed maturity investments
U.S. government and agency securities	$431,715	$380,843	$50,872	$-
U.S. States and political subdivisions	1,903	-	1,903	-
Other foreign governments	114,427	-	114,427	-
Corporates	519,242	-	519,242	-
Mortgage-backed securities	112,067	-	111,290	777
Asset-backed securities	49,207	-	47,686	1,521
	1,228,561	380,843	845,420	2,298

Short term investments
U.S. government and agency securities	145,604	125,755	19,849	-
Other foreign governments	4,013	-	4,013	-
Corporates	80,904	-	80,904	-
Asset-backed securities	1,913	-	1,913	-
	232,434	125,755	106,679	-

Equity investments
Financial services	290	290	-	-
	290	290	-	-

Other investments
Investment funds	5,486	-	-	5,486
Catastrophe bonds	36,128	-	36,128	-
	41,614	-	36,128	5,486

Totals	$1,502,899	$506,888	$988,227	$7,784

Other investments do not include an investment accounted for under the equity method in which the Company is deemed to have a significant influence and accordingly is not accounted for at fair value under the FASB ASC guidance for financial instruments. This investment is recorded at $3.1 million and $4.3 million at December 31, 2010 and 2009, respectively.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The reconciliation of the fair value for the Level 3 investments for the years ended December 31, 2010 and 2009, including purchases and sales and change in realized and unrealized gains (losses) in earnings, is set out below:

	For the years ended December 31, 2010 and 2009
	Fixed maturity investments	Investment funds	Catastrophe bonds	Total

Fair value, December 31, 2008	$926	$9,158	$39,174	$49,258
Total realized losses included in earnings	(148)	-	-	(148)
Total unrealized gains (losses) included in earnings	675	(4,493)	899	(2,919)
Net purchases and sales	(676)	821	(27,075)	(26,930)
Total investment income included in earnings	-	-	406	406
Transfers in (out) of Level 3	1,521	-	(13,404)	(11,883)
Fair value, December 31, 2009	$2,298	$5,486	$-	$7,784
Total realized losses included in earnings	(226)	-	-	(226)
Total unrealized gains included in earnings	512	5,018	-	5,530
Purchases	-	29,489	-	29,489
Sales	(2,584)	-	-	(2,584)
Fair value, December 31, 2010	$-	$39,993	$-	$39,993

For the Level 3 items still held as of December 31, 2010, the total change in fair value for the year was $5.0 million.  Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the year ended December 31, 2010.

Other investments

The Catastrophe bonds held pay a variable and fixed interest coupon and generate investment return, and their performance is contingent upon climatological and geological events.

The Company’s investment funds consist of investments in private equity and mortgage-backed investment funds.  As at December 31, 2010 and 2009, the Company had total outstanding investment commitments of $13.7 million and $3.4 million, respectively. Redemptions from these investments occur at the discretion of the general partner, board of directors or, in other cases, subject to a majority vote by the investors. The Company is not able to redeem a significant portion of these investments prior to 2017.

The following table presents the fair value of the Company’s investments funds as at December 31, 2010 and 2009:
	As at December 31,
	2010	2009

Private equity funds	$8,143	$5,486
Mortgage-backed investment funds	31,850	-
Total	$39,993	$5,486

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Net investment income

Net investment income for the years ended December 31, 2010, 2009, and 2008 was $31.5 million, $28.5 million, and $51.4 million, respectively.  The components are set out below:

	For the years ended December 31,
	2010	2009	2008

Cash and cash equivalents	$1,435	$3,231	$13,498
Fixed maturity investments	33,307	28,283	41,784
Short term investments	1,004	1,405	566
Equity investments	-	76	79
Other investments	706	415	541
Investment expenses	(4,970)	(4,879)	(5,070)
Net investment income	$31,482	$28,531	$51,398

The following table is a breakdown of the total net realized and unrealized gains (losses) for the years ended December 31, 2010, 2009 and 2008:

	For the years ended December 31,
	2010	2009	2008

Net realized gains (losses) on fixed maturities	$24,665	$21,005	$(9,143)
Net unrealized gains (losses) on fixed maturities	8,730	34,582	(14,130)
Net realized (losses) on equities	-	(1,927)	(52,410)
Net unrealized gains (losses) on equities	11	2,778	(2,401)
Net realized and unrealized gains (losses) on derivative instruments - investments	437	(15,145)	(164,016)
Net realized and unrealized gains on derivative instruments - other	14,441	11,253	11,617
Net realized and unrealized gains (losses) on other investments	9,926	(1,625)	(30,106)
Total net realized and unrealized gains (losses)	$58,210	$50,921	$(260,589)

Realized investment gains (losses) on the sale of fixed maturity, short term and equity investments for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the years ended December 31,
	2010	2009	2008
Fixed maturity and short term investments
Gross realized gains	$28,302	$38,051	$29,178
Gross realized losses	(3,637)	(17,046)	(38,321)
Equity investments
Gross realized gains	-	1,394	39
Gross realized losses	-	(3,321)	(52,449)
Net realized gains (losses)	$24,665	$19,078	$(61,553)

Pledged assets

The Company holds cash and cash equivalents and fixed maturity securities that were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, Lloyd’s of London requirements and insurance laws.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The total amount of such cash and cash equivalents and fixed maturity securities as at December 31, 2010 and 2009 are as follows:
	As at December 31,
	2010	2009

Cash and cash equivalents	$43,413	$85,916
Fixed maturity securities	539,738	425,109
Total	$583,151	$511,025

8.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss and loss adjustment expense reserves consist of:

	As at December 31,
	2010	2009

Case reserves	$388,470	$232,334
IBNR reserves	332,844	248,326
Loss and loss adjustment expense reserves	$721,314	$480,660

The following table represents an analysis of paid and incurred losses and a reconciliation of the beginning and ending loss and loss adjustment expense reserves for the years ended December 31, 2010 and 2009:

	As at and for the years ended December 31,
	2010	2009

Gross liability at beginning of year	$480,660	$411,565
Reinsurance recoverable at beginning of year	(19,270)	(16,422)
Net liability at beginning of year	461,390	395,143

Net incurred losses related to:
Current year	541,234	289,775
Prior year	(11,098)	(6,590)
	530,136	283,185
Net paid losses related to:
Current year	148,592	90,964
Prior year	163,623	139,475
	312,215	230,439

Effects of foreign exchange rate changes	12,587	13,501
Other	1,233	-
Net liability at end of year	693,131	461,390
Reinsurance recoverable at end of year	28,183	19,270
Gross liability at end of year	$721,314	$480,660

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

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

During the year ended December 31, 2010, the Company had total net positive development of $11.1 million; $(18.3) million relating to the 2009 loss year and $29.4 million relating to the 2008 and prior loss years. The positive development was primarily due to actual loss emergence in the property catastrophe, property, and the short-tail specialty and casualty lines of business being lower than the initial expected loss emergence.

For the year ended December 31, 2009, the Company had total net positive development of $6.6 million; $(7.6) million relating to the 2008 loss year and $14.2 million relating to the 2007 and prior loss years.  The favorable development was primarily due to actual loss emergence in the property catastrophe, property, and the short-tail specialty and casualty lines of business being lower than the initial expected loss emergence.

9.    REINSURANCE

The Company purchases reinsurance to reduce its net exposure to losses. Reinsurance provides for recovery by the Company of a portion of gross losses and loss adjustment expenses from its reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements and the Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The reinsurance claims recoverable as at December 31, 2010 and 2009 was $28.2 million and $19.3 million, respectively, against which the Company has determined that no provision for doubtful debt is required.

Assumed and ceded net premiums written and earned and loss and loss adjustment expenses for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the years ended December 31,
	2010			2009			2008
	Premiums written	Premiums earned	Loss and LAE	Premiums written	Premiums earned	Loss and LAE	Premiums written	Premiums earned	Loss and LAE

Assumed	$1,097,850	$1,050,915	$548,358	$988,491	$934,151	$294,582	$781,889	$730,411	$392,535
Ceded	(213,996)	(198,831)	(18,222)	(196,022)	(175,696)	(11,397)	(87,191)	(76,243)	(12,651)
Net	$883,854	$852,084	$530,136	$792,469	$758,455	$283,185	$694,698	$654,168	$379,884

As at December 31, 2010, 2009 and 2008, the provision for doubtful accounts was $1.9 million, $2.0 million, and $2.1 million, respectively, which has been recorded in premiums receivable on the balance sheet.

10.       DERIVATIVES

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

The Company enters into derivative instruments such as interest rate futures contracts, interest rate swaps, foreign currency forward contracts and currency swaps in order to manage portfolio duration and interest rate risk, borrowing costs and foreign currency exposure.  The Company enters into index futures contracts and total return swaps to gain exposure to the underlying asset or index. The Company also purchases TBAs as part of its investing activities.  The Company manages the exposure to these instruments based on guidelines established by management and approved by the Company’s Board of Directors (the “Board”).

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

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

The details of the derivatives held by the Company as at December 31, 2010 and 2009 are as follows:

As at December 31, 2010
Asset derivatives	Liability derivatives
recorded in	recorded in
other assets	other liabilities	Total derivatives
Fair value	Fair value	Net notional exposure	Fair value
Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	$-	$534	$43,201	$(534)
	-	534		(534)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$1,020	$17,375	$(1,020)
Foreign currency forward contracts	14,701	19,396	820,114	(4,695)
Futures contracts	1,822	4,125	1,100,498	(2,303)
	16,523	24,541		(8,018)
Purpose - exposure
Futures contracts	$4,866	$223	$170,105	$4,643
Mortgage-backed securities TBA	4	17	4,275	(13)
Other reinsurance derivatives	-	241	-	(241)
	4,870	481		4,389

	21,393	25,022		(3,629)

Total derivatives	$21,393	$25,556		$(4,163)

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

As at December 31, 2009
Asset derivatives	Liability derivatives
recorded in	recorded in
other assets	other liabilities	Total derivatives
Fair value	Fair value	Net notional exposure	Fair value
Derivatives designated as hedging instruments
Foreign currency forward contracts(1)	$148	$512	$88,312	$(364)
	148	512		(364)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$260	$-	$18,655	$260
Foreign currency forward contracts	12,532	6,386	288,832	6,146
	12,792	6,386		6,406
Purpose - exposure
Futures contracts	$3,847	$-	$150,770	$3,847
Total return swaps	409	436	45,948	(27)
Mortgage-backed securities TBA	-	399	41,496	(399)
Other reinsurance derivatives	-	1,596		(1,596)
	4,256	2,431		1,825

	17,048	8,817		8,231

Total derivatives	$17,196	$9,329		$7,867

Designated

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive loss				Net income (loss)
Derivatives designated	(Effective portion)				(Ineffective portion)
as hedging instruments	For the years ended December 31,				For the years ended December 31,
	2010	2009	2008	Location	2010	2009	2008
Foreign currency forward contracts(1)	$(178)	$(4,586)	$(16,989)	Net realized and unrealized (losses) gains - other	$(744)	$(1,665)	$5,996
	$(178)	$(4,586)	$(16,989)		$(744)	$(1,665)	$5,996

(1)Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Non Designated

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the years ended December 31,
as hedging instruments	Location	2010	2009	2008
Futures contracts	Net realized and unrealized gains (losses) - investments	$14,290	$12,458	$(147,493)
Total return swaps	Net realized and unrealized gains (losses) - investments	1,105	(4,630)	(18,431)
Currency swaps	Net realized and unrealized (losses) gains - other	(1,290)	661	(783)
Interest rate swaps	Net realized and unrealized losses - investments	-	-	(295)
Interest rate swaps	Net realized and unrealized losses - other	-	-	(1,353)
Foreign currency forward contracts	Net realized and unrealized losses - investments	(15,840)	(25,375)	-
Foreign currency forward contracts	Net realized and unrealized gains - other	14,674	9,867	1,099
Mortgage-backed securities TBA	Net realized and unrealized gains - investments	882	2,402	2,203
Other reinsurance derivatives	Net realized and unrealized gains - other	1,801	2,390	6,658
		$15,622	$(2,227)	$(158,395)

Foreign currency forward contracts

The Company enters into foreign currency forward contracts for the purpose of hedging its net investment in foreign subsidiaries which are recorded as designated hedges. All other foreign currency forward contracts are not designated as hedges and are entered into for the purpose of  hedging our foreign currency fixed maturities investments and our net foreign currency operational assets and liabilities.

Futures contracts

The Company uses futures contracts to gain exposure to US equity, global equity, emerging market equity and commodities.  The Company uses interest rate futures contracts to manage the duration of the fixed maturities investments.

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

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Fair value disclosure

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as at December 31, 2010 and 2009 is allocated between levels as follows:

	Fair Value Measurement at December 31, 2010, using:
		Quoted prices	Significant other	Significant other
	Fair value	in active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Description
Futures contracts	$2,340	$2,340	$-	$-
Swaps	(1,020)	-	(1,020)	-
Foreign currency forward contracts	(5,229)	-	(5,229)	-
Mortgage-backed securities TBA	(13)	-	(13)	-
Other reinsurance derivatives	(241)	-	-	(241)
Total derivatives	$(4,163)	$2,340	$(6,262)	$(241)

For the Level 3 items still held as of December 31, 2010, the total change in fair value for the year, recorded in net realized and unrealized gains (losses) – other, is $nil.

	Fair Value Measurement at December 31, 2009, using:
		Quoted prices	Significant other	Significant other
	Fair value	in active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Description
Futures contracts	$3,847	$3,847	$-	$-
Swaps	233	-	233	-
Foreign currency forward contracts	5,782	-	5,782	-
Mortgage-backed securities TBA	(399)	-	(399)	-
Other reinsurance derivatives	(1,596)	-	-	(1,596)
Total derivatives	$7,867	$3,847	$5,616	$(1,596)

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains, is as follows:

	For the years ended December 31,
	2010	2009

Other reinsurance derivatives
Beginning balance	$(1,596)	$(541)
Total unrealized gains included in earnings	1,892	2,299
Net purchases	(537)	(3,354)
Closing fair value	$(241)	$(1,596)

Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during these periods.

11.    TAXATION

On May 17, 2010, the Company became a Luxembourg tax resident and therefore became subject to corporate income tax and municipal business tax on its worldwide income at the Luxembourg statutory tax rate, currently of 28.6% (for companies registered in Luxembourg City).  Qualifying dividend income and net capital gains on the sale of qualifying investments in subsidiaries generally are exempt from corporate income tax and municipal business tax under Luxembourg's "participation exemption".  Consequently, qualifying dividends received by the Company from subsidiaries and capital gains from the sale by the Company of investments in subsidiaries should be exempt from corporate income tax and municipal business tax.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

In addition, the Company is subject to net wealth tax on its worldwide wealth.  Qualifying investments in subsidiaries generally are exempt from net wealth tax.

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax and examination by taxing authorities in the jurisdictions in which they operate.  The significant jurisdictions in which the Company’s subsidiaries are subject to tax are South Africa, Canada, India, Switzerland, U.S. Virgin Islands (“USVI”), the U.K. and the U.S.

In Switzerland, Flagstone Suisse has been granted a partial tax holiday from the cantonal tax administration of the canton of Valais providing an exemption from cantonal and municipal corporate income and capital taxes for a period of 10 years.  Operations of Flagstone Suisse’s branch office in Bermuda are not subject to Bermuda income or capital gains tax under current Bermuda law.

Income tax returns open for examination are as follows: tax years 2009-2010 in South Africa, Switzerland and the U.K.; tax years 2006-2010 in Canada; tax years 2007-2010 in India and the USVI; and tax years 2008-2010 in the U.S.

As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions.  Management has deemed all material tax positions to have a greater than 50% likelihood of being fully sustained on technical merits if challenged.

The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2010.

Income tax expense for the years ended December 31, 2010, 2009 and 2008 is as follows:
	For the years ended December 31,
	2010	2009	2008
Current income tax (recovery) expense
Luxembourg	$-	$107	$4
Non-Luxembourg	2,584	2,917	1,862
Deferred income tax (recovery) expense
Non-Luxembourg	(6,637)	2,388	(688)
Total income tax (recovery) expense	$(4,053)	$5,412	$1,178

	As at December 31,
	2010	2009	2008

Net current tax (liabilities) assets	$(104)	$(1,741)	$118
Net deferred tax assets (liabilities)	4,424	(2,478)	(1,774)
Net tax assets (liabilities)	$4,320	$(4,219)	$(1,656)

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.  Significant components of the net deferred tax assets (liabilities) as of December 31, 2010 and 2009 are as follows:
	As at December 31,
Deferred tax inventory	2010	2009
Deferred tax assets
Tax loss carryforward	$36,733	$22,855
Other	1,678	-
Valuation allowance	(29,798)	(22,009)
Deferred tax assets net of valuation allowance	$8,613	$846
Deferred tax liabilities
Property and fixed assets	(3,990)	-
Other	(199)	(3,324)
	(4,189)	(3,324)
Net deferred tax assets (liabilities)	$4,424	$(2,478)

Realization of deferred tax assets is dependent on generating sufficient taxable income in the future periods.  Although realization is not assured, management believes it is more likely than not that the tax benefit of the deferred tax assets net of valuation allowance will be realized.

The valuation allowance relates to operating and capital losses of the Company’s foreign subsidiaries in Cyprus, Luxembourg, Switzerland and the U.S.  Local tax laws allow tax losses to be carried forward and offset against future taxable income.  However, the Company believes it is necessary to establish a valuation allowance against these operating loss and capital loss deferred tax assets due to the Company’s short operating history and uncertainty regarding its ability to generate sufficient future taxable income to utilize the loss carried forward and realize the deferred tax asset.

As of December 31, 2010, the company had deferred tax assets net of valuation allowance of $6.9 million ($nil as of December 31, 2009) relating to operating and capital losses, primarily relating to operating loss in the U.K., where local tax laws allow tax losses to be carried forward for an unlimited period of time.

The following table is a reconciliation of the difference between the actual tax rate and the Luxembourg statutory rate of 28.59%.  For the years ended December 31, 2009 and 2008, the Company was a Bermuda domiciled company subject to a 0% statutory rate under Bermuda law.  As a result, the reconciliation has been presented starting with a 0% rate for these periods.

	For the years ended December 31,
	2010	2009	2008
Tax rate reconciliation
Expected statutory tax rate	28.6%	0.0%	0.0%
Foreign taxes at local expected rates	(27.0)%	2.2%	(0.6)%
Net expected statutory tax rate pre-tax benefits	1.6%	2.2%	(0.6)%
Gross tax benefits	(10.8)%	(3.9)%	3.7%
Valuation allowance	4.1%	3.9%	(3.7)%
Tax exempt income and expenses not deductible	1.4%	0.0%	0.0%
Prior years tax adjustments	(0.8)%	0.0%	0.0%
Other	0.1%	0.0%	0.0%
	(4.4)%	2.2%	(0.6)%

12.   RETIREMENT BENEFIT ARRANGEMENTS

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

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The Company incurred expenses for these defined contribution arrangements of $3.5 million, $2.0 million, and $0.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Defined Benefit Plan

Under Swiss pension law, the Company is required to maintain a pension plan for its employees in Switzerland, which is classified and accounted for as a defined benefit plan. As at December 31, 2010 and 2009, the net unfunded status at the end of the year was $1.2 million and $1.4 million, respectively and was included in other liabilities in the Consolidated Balance Sheets.  The fair value of plan assets as at December 31, 2010, and 2009 was $4.3 million and $4.4 million, respectively.

13.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

The Company’s debt outstanding as at December 31, 2010 and 2009 is as follows:

						Outstanding balance as at
	Issued	Notional	Interest	First	Maturity	December 31,
Issue Type	In	Amount	Rate	Call In	In	2010	2009
Deferrable Interest Debentures	2006	$120,000	LIBOR + 3.54%	2011	2036	$120,000	120,000
Junior Subordinated Deferrable Interest Notes	2006	€13,000	Euribor + 3.54%	2011	2036	17,372	18,652
Junior Subordinated Deferrable Interest Notes	2007	$100,000	LIBOR + 3.00%	2012	2037	88,750	88,750
Junior Subordinated Deferrable Interest Notes	2007	$25,000	LIBOR + 3.10%	2012	2037	25,000	25,000
						$251,122	$252,402

The FASB ASC Topic on Financial Instruments requires disclosure of fair value information of financial instruments. For financial instruments where quoted market prices are not available, the fair value of these financial instruments is estimated by discounting future cash flows or by using similar recent transactions. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange.  The Company does not carry its long term debt at fair value on its consolidated balance sheets.  As at December 31, 2010 and 2009, the Company estimated the fair value of its long term debt to be approximately $220.5 million and $203.9 million, respectively.

The Note Indentures contain various covenants, including limitations on liens on the stock restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations.  The Company was in compliance with all the covenants contained in the Note Indentures at December 31, 2010 and 2009.

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the years ended December 31, 2010, 2009 and 2008, the Company incurred interest expense of $10.4 million, $11.1 million and $18.3 million, respectively, on the Deferrable Interest Debentures.  Also, at December 31, 2010 and 2009, the Company had $0.8 million and $0.8 million, respectively, of interest payable included in other liabilities.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Future principal and interest payments on long term debt are expected to be as follows:

Year	Estimated future principal and interest payments
2011	$9,183
2012	9,183
2013	9,183
2014	9,183
2015	9,183
Later years	453,903
Total	$499,818

Letter of credit facilities

On June 5, 2009, Flagstone Suisse entered into a secured $50.0 million standby letter of credit facility with BNP Paribas (the “BNP Facility”).  The BNP Facility had an initial term of one year and the Company let the facility expire on June 4, 2010, as per the terms of the agreement.

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is used to support the reinsurance obligations of the Company and its subsidiaries.  As at December 31, 2010, $32.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $35.9 million of fixed maturity securities from the Company’s investment portfolio.

On April 28, 2010, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”).  The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company and its subsidiaries, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged. The Citi Facility now comprises a $275.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company and its subsidiaries, and a $275.0 million facility for letters of credit drawn in respect of Funds at Lloyds’s with a maximum tenor of 60 months.  As at December 31, 2010, $435.6 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $502.6 million of fixed maturity securities from the Company’s investment portfolio.  This facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

These facilities are used to provide security to reinsureds and for Funds at Lloyd’s, and they are fully collateralized by the Company, to the extent of the letters of credit outstanding at any given time.

14.   SHAREHOLDERS’ EQUITY

Common shares

At December 31, 2010 and 2009, the total authorized common voting shares of the Company were 300,000,000 and 300,000,000, respectively, with a par value of $0.01 per common share.

The holders of common voting shares are entitled to receive distributions (previously in the form of dividends prior to the Redomestication) as declared from time to time and are entitled to one vote per common share, subject to certain restrictions.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The following table is a summary of common shares issued and outstanding:
	For the years ended December 31,
	2010	2009	2008
Common voting shares:
Balance at beginning of period	82,985,219	84,801,732	85,309,107
Conversion of performance share units (1)	-	42,000	-
Conversion of restricted share units (1)	10,499	141,487	190,224
Shares repurchased and cancelled	(520,960)	-	(697,599)
Shares repurchased and held in treasury	(13,889,170)	(2,000,000)	-
Balance at end of period	68,585,588	82,985,219	84,801,732

(1) Conversion of performance share units and restricted share units are net of shares withheld for the payment of tax on the employee's behalf.

Share buyback

On September 22, 2008, the Company announced that its Board had approved the repurchase of company common shares, subject to market conditions, share price and other factors.  The buyback program allows the Company to purchase, from time to time, its outstanding stock up to a value of $60.0 million. During the year ended December 31, 2009, the Company entered into a private placement purchase agreement to repurchase 2.0 million common shares at a total cost of $19.8 million.

On March 11, 2010, the Company entered into a private purchase agreement to repurchase 2,984,146 common shares pursuant to its buyback program at a total cost of $33.6 million.

On May 18, 2010, the Company announced that its Board had approved an increase in its share buyback program allowing the Company to purchase, from time to time, subject to market conditions, share price and other factors, its outstanding common shares up to a value of $50.0 million.

On May 21, 2010, in connection with the resignation of Mr. Byrne as Executive Chairman of the Company’s Board, the Company entered into a General Release and Settlement Agreement for the repurchase of 2,000,000 common shares from Limestone Business Limited, a company controlled and capitalized by Mr. Byrne.  These shares were repurchased pursuant to the Company’s buyback program on May 25, 2010, at a total cost of $24.0 million.

During the third quarter of 2010, the Company repurchased 1,420,960 common shares pursuant to its buyback program at a total cost of $14.8 million. Of the common shares repurchased, 900,000 common shares were purchased on August 20, 2010, under a private purchase agreement for the employee share compensation plans (PSU Plan and Restricted Share Unit Plan (“RSU Plan”)), while the remaining 520,960 common shares were purchased on the open market.  As of December 31, 2010, authority to repurchase up to $11.2 million of common shares remained available under the buyback program.

Shares purchased by a subsidiary

On December 14, 2010, pursuant to the Purchase Agreement between Bermuda Holdings, Mr. Byrne, and certain companies associated with Mr. Byrne, Bermuda Holdings purchased 8,005,024 shares of Flagstone from such companies in connection with the retirement of Mr. Byrne as a member of the Board at a total cost of $91.9 million.

Warrant

In connection with the initial closing of the private placement for the Company’s common shares in December 2005, the Company issued the Warrant to Haverford for its role in these capital raising activities. The Warrant has been classified as an equity instrument, in accordance with the FASB ASC Subtopic on Derivatives and Hedging – Contracts in Entity’s Own Equity. The Company has determined the Warrant to be compensatory and has recorded its fair value as compensation in the issuance period as there is no required service period. The Warrant granted the holder the right, at any time during the period commencing on December 1, 2010 and ending December 31, 2010, to purchase from the Company up to 12.0% of the issued share capital of the Company at the consummation of the initial private placements of the Company at an exercise price of $14.00 per common share.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

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

On June 25, 2010, the Warrant was amended and restated so that Haverford could transfer the Leyton Warrant to Leyton Limited., a company associated with Flagstone’s chief executive officer David Brown. Haverford continued to hold the Haverford Warrant and all other terms of each Warrant remained unchanged.

On December 14, 2010, in connection with the retirement of Mr. Byrne as a member of the Board of the Company and pursuant to the Purchase Agreement between Bermuda Holdings, Mr. Byrne and Haverford and Limestone, companies associated with Mr. Byrne, Bermuda Holdings purchased the Haverford Warrant at a total cost of $14.2 million, which includes $0.7 million of transaction costs. In accordance with Compensation – Stock Compensation Topic of the FASB ASC, as the Haverford Warrant purchase price was based on an estimate of the Haverford Warrant purchase date fair value, additional paid-in capital was charged for the amount of the Haverford Warrant purchase price and related transaction expenses .

On December 14, 2010, the Company purchased the Haverford Warrant from Bermuda Holdings.  The Company subsequently cancelled the Haverford Warrant.  The Leyton Warrant, exercisable at maturity for 630,194 common shares of the Company, remains outstanding.

15.      SHARE BASED COMPENSATION

The Company accounts for share based compensation in accordance with the Compensation – Stock Compensation Topic of the FASB ASC which requires entities to measure the cost of services received from employees and directors in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost of such services will be recognized as compensation expense over the period during which an employee or director is required to provide service in exchange for the award.  The Company’s share based compensation plans consist of PSUs and RSUs.

Performance Share Units

The Company’s PSU Plan is the Company’s shareholder approved primary executive long term incentive scheme.  Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board, PSUs may be granted to executive officers and certain other key employees and vesting is contingent upon the Company meeting certain DROE goals.

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

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

At the Company’s Annual General Meeting of shareholders held on May 14, 2010, the PSU Plan was amended to modify the treatment of PSUs upon the retirement of an employee and to cancel PSUs if (a) the Company is required to make a financial restatement due to a material misstatement and (b) those PSUs were granted based upon the erroneous financial information.

A summary of the activity under the PSU Plan as at December 31, 2010, 2009 and 2008, and changes during the years ended December 31, 2010, 2009, and 2008, is as follows:

	For the years ended December 31,
	2010			2009			2008
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	3,305,713	$10.04	1.6	2,189,982	$10.13	2.5	1,658,700	$12.07	1.7
Granted	878,000	11.05		1,357,143	9.93		3,004,940	11.09
Forfeited	(185,155)	10.28		(181,412)	10.14		(105,000)	12.35
Exercised in the period	-	-		(60,000)	10.25		-	-
Cancelled	-	-		-	-		(2,368,658)	12.61
Outstanding at end of period	3,998,558	10.25	0.9	3,305,713	10.04	1.6	2,189,982	10.13	2.5

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. Taking into account the results to date and the expected results for the remainder of the performance periods, we have established the most probable factor at 100%, with the exception of one series which has been established to have a probable factor of 150%. For the years ended December 31, 2010, 2009 and 2008, respectively, $14.9 million, $13.2 million and $(6.9) million has been recorded in general and administrative expenses in relation to the PSU Plan. Considering the net loss incurred in the nine months ended September 30, 2008, the Company reviewed its DROE estimates for the applicable performance periods and accordingly revised the number of PSUs expected to vest, resulting in the reversal of related compensation expense at December 31, 2008.  The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a two or three year period.  As at December 31, 2010, 2009 and 2008, there was a total of $12.2 million, $19.4 million and $21.0 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 1.5 years, 1.6 years and 2.5 years, respectively.

Since the inception of the PSU Plan, 60,000 PSUs have vested and 2,368,658 PSUs have been cancelled.

Restricted Share Units

The purpose of the Company’s Amended and Restated Employee Restricted Share Unit Plan (the “RSU Plan”) is to encourage employees and directors of the Company to further the development of the Company and to attract and retain key employees for the Company’s long term success. The RSUs granted to employees vest over a period of approximately two years while RSUs granted to directors vest on the grant date.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

A summary of the activity under the RSU Plan as at December 31, 2010, 2009 and 2008, and changes during the years ended December 31, 2010, 2009, and 2008, is as follows:

	For the years ended December 31,
	2010			2009			2008
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	373,157	$10.89	0.5	282,876	$13.13	0.5	326,610	$12.45	0.6
Granted	272,836	11.11		307,797	10.00		286,361	13.25
Forfeited	(60,740)	10.16		(43,985)	11.26		(74,500)	13.65
Exercised in the period	(8,040)	10.51		(173,531)	12.85		(255,595)	12.24
Outstanding at end of period	577,213	11.08	0.3	373,157	10.89	0.5	282,876	13.13	0.5

As at December 31, 2010, 2009 and 2008, there was a total of $0.9 million, $0.9 million and $1.0 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.0 year, 1.0 year, and 1.0 year, respectively.  A compensation expense of $2.4 million, $2.7 million and $3.0 million has been recorded in general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively, in relation to the RSU Plan.

Since the inception of the RSU Plan in July 2006, 400,842 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled.  During the years ended December 31, 2010, 2009 and 2008, 64,896, 72,666, and 55,715 RSUs, respectively, were granted to the directors. During the years ended December 31, 2010, 2009 and 2008, 8,040, 2,985, and 25,299 RSUs, respectively, granted to directors were converted into common shares of the Company as elected by the directors.

The Company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of the PSUs and RSUs outstanding as of December 31, 2010 was $50.4 million and $7.3 million, respectively.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

16       EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2010, 2009, and 2008 is as follows:
	For the years ended December 31,
	2010	2009	2008

Basic earnings per common share
Net income (loss) attributable to Flagstone	$97,084	$242,192	$(187,302)
Weighted average common shares outstanding	78,391,591	84,074,056	85,175,484
Weighted average vested restricted share units	265,097	205,721	153,220
Weighted average common shares outstanding—Basic	78,656,688	84,279,777	85,328,704
Basic earnings (loss) per common share	$1.23	$2.87	$(2.20)

Diluted earnings per common share
Net income (loss) attributable to Flagstone	$97,084	$242,192	$(187,302)
Weighted average common shares outstanding	78,391,591	84,074,056	85,175,484
Weighted average vested restricted share units outstanding	265,097	205,721	153,220
	78,656,688	84,279,777	85,328,704
Share equivalents:
Weighted average unvested restricted share units	223,902	224,015	-
Weighted average unvested performance share units	-	-	-
Weighted average common shares outstanding—Diluted	78,880,590	84,503,792	85,328,704
Diluted earnings (loss) per common share	$1.23	$2.87	$(2.20)

Dilutive share equivalents have been excluded in the weighted average common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. The number of anti-dilutive share equivalents that were excluded in the computation of diluted earnings per share for the year ended December 31, 2008, was 243,124. Also at December 31, 2010, 2009, and 2008, there was a warrant outstanding which would result in the issuance of 630,194, 8,585,747 and 8,585,747 common shares, respectively, that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive. Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at December 31, 2010, 2009, and 2008, there were 3,998,558, 3,305,713, and 2,189,982 PSUs, respectively, which were expected to vest.  The maximum number of common shares that could be issued under the PSU Plan at December 31, 2010, 2009, and 2008, was 5,751,765, 4,712,498, and 3,284,973 respectively.

Also at December 31, 2010, 2009, and 2008, there was a warrant outstanding which would result in the issuance of common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.  These securities were as follows:

	For the years ended December 31,
	2010	2009	2008

Warrant	630,194	8,585,747	8,585,747

17.   NONCONTROLLING INTEREST

At December 31, 2010, the Company’s consolidated results include the results of Mont Fort from January 12, 2007 onwards (see Note 6). The portions of Mont Fort’s net income and shareholders’ equity attributable to holders of the preferred shares for the years ended December 31, 2010, 2009 and 2008 are recorded in the consolidated financial statements of the Company as noncontrolling interest.  On February 8, 2008, Mont Fort repurchased 5.0 million preferred shares relating to its second cell, Mont Fort ILW 2 for $6.6 million. On August 10, 2009, Mont Fort repurchased 43.6 million preferred shares relating to its first cell, Mont Fort ILW for $63.1 million. On June 3, 2010 and July 27, 2010, Mont Fort repurchased 17.3 million and 32.7 million preferred shares relating to its second cell, Mont Fort ILW 2, for $32.0 million and $47.5 million, respectively. In relation to Mont Fort, the Company recorded income (loss) attributable to noncontrolling interest of $10.5 million, $(26.3) million, and $(14.2) million, respectively, for the years ended December 31, 2010, 2009 and 2008 and $45.9 million and $135.9 million, respectively, was included in noncontrolling interest on the consolidated balance sheets as at December 31, 2010 and 2009.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

At December 31, 2010, the Company’s consolidated results include the results of Island Heritage from July 1, 2007 onwards. The portions of Island Heritage’s net income and shareholders’ equity attributable to the minority shareholders for the years ended December 31, 2010, 2009 and 2008 are recorded in the consolidated financial statements of the Company as noncontrolling interest.   In relation to Island Heritage, the Company recorded income (loss) attributable to noncontrolling interest of $(1.9) million, $(1.7) million, and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and $15.9 million and $18.4 million, respectively, was included in noncontrolling interest on the consolidated balance sheets as at December 31, 2010 and 2009.

On October 1, 2009, the Company sold 25% of the common shares of IAL King Air Limited for proceeds of $0.8 million, maintaining a controlling interest. As a result, $0.4 million was recorded as noncontrolling interest on the consolidated balance sheet as at December 31, 2009.  On July 1, 2010, the Company repurchased the 25% of common shares sold on October 1, 2009, for a purchase price of $0.8 million. On October 27, 2010, IAL King Air Limited was subsequently sold for total proceeds of $2.0 million.

The Company’s consolidated results include the results of Flagstone Africa from June 30, 2008 onwards. On November 10, 2009, Flagstone Suisse became the sole shareholder of Flagstone Africa by acquiring the remaining 35% of shares owned by Imperial Holdings Limited for a purchase price of $11.4 million (see Note 3). In accordance with the Consolidation Topic of the FASB ASC, Flagstone Africa has been fully consolidated in the Company’s financial statements for the years ending December 31, 2010 and 2009. The portions of Flagstone Africa’s net income and shareholders’ equity attributable to minority shareholders for the year ended December 31, 2008 was recorded in the consolidated financial statements of the Company as noncontrolling interest.  In relation to Flagstone Africa, the Company recorded income attributable to noncontrolling interest of $0.5 million for the year ended December 31, 2009, and $nil was included in noncontrolling interest on the consolidated balance sheets as at December 31, 2010 and 2009.

18.   RELATED PARTY TRANSACTIONS

On March 6, 2009, the Company entered into a Share Purchase Agreement (“IAL 7X Agreement”) with Mr. Byrne to acquire 100% of the issued and outstanding common voting shares of IAL 7X Leasing Limited (“IAL 7X”) for a cash purchase price of $10,000. IAL 7X owned, as its principal asset, a delivery slot for a Dassault Falcon 7X aircraft (“7X Purchase Agreement”).  Mr. Byrne and the Company agreed that upon delivery of the aircraft, the Company would either sell the aircraft or retain it as determined by the Board according to the Company’s needs at that time.  The parties further agreed that any gain on disposition or delivery would be split 85% to Mr. Byrne and 15% to the Company, and any loss would be borne 100% by Mr. Byrne.

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

On November 24, 2009, Flagstone Suisse entered into a senior unsecured loan agreement with Star and Shield Holdings LLC (“Star and Shield”), a member owned insurance company in which the Company holds a 43.3% equity investment interest.  Under the terms of the agreement, the Company agreed to a revolving basis commitment of $2.5 million with an interest rate of LIBOR plus 8.5% per annum, adjusted and compounded quarterly on any unpaid balance of principal and interest until the maturity of the loan which is no later than November 24, 2012.  On December 21, 2010, the agreement was amended to increase the commitment to $3.5 million. As at December 31, 2010 and December 31, 2009, the Company had advanced $2.5 million and $0.4 million, respectively, as a loan receivable from Star and Shield on its consolidated balance sheet.

On May 21, 2010, Mr. Byrne stepped down as Executive Chairman of the Board.  In connection with his resignation, Mr. Byrne and Bermuda Holdings entered into a General Release and Settlement Agreement (the “Release Agreement”) which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2010, and filed with the SEC on August 3, 2010.

Under the terms of the Release Agreement, Bermuda Holdings paid Mr. Byrne a lump-sum cash severance payment of $1.1 million on May 24, 2010, and agreed to pay a second lump-sum cash severance payment of $1.1 million on May 20, 2012, in respect of amounts payable to Mr. Byrne pursuant to the terms of his employment agreement and other compensation rights.  All equity, equity-based, bonus or incentive compensation awards (including performance share units under the PSU Plan) held by Mr. Byrne have been forfeited without payment.  The Release Agreement also provides Mr. Byrne with continuation of certain benefits, including medical insurance.  Pursuant to the Release Agreement, Mr. Byrne and Bermuda Holdings mutually released one another from, amongst other things, any and all existing liabilities and agreements relating to Mr. Byrne’s employment with the Company.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

On December 8, 2010 Bermuda Holdings entered into a Share Purchase and Warrant Agreement (the “Purchase Agreement”) with Mr. Byrne, Limestone, and Haverford pursuant to which Bermuda Holdings (i) purchased from Limestone 5,155,156 shares of the Company at a price of $11.4823 per share, (ii) purchased from Haverford 2,849,868 shares of Flagstone at a price of $11.4823 per share, and (iii) purchased from Haverford, at a price of $13,500,000, the Haverford Warrant.  The transactions contemplated by the Purchase Agreement were completed on December 14, 2010. For further information on these purchases, refer to Note 14 “Shareholders’ Equity”.

On December 14, 2010, Mr. Byrne retired as a member of the Board. In connection with his retirement, the Company, Mr. Byrne, Limestone and Haverford entered into a letter agreement dated December 8, 2010 (the “Letter Agreement”), pursuant to which the Company agreed to continue to indemnify Mr. Byrne for actions taken by him while an employee or a director of the Company to the same extent as other former employees and directors of the Company.

On May 17, 2010, the Company entered into a commitment agreement to purchase $25.0 million of Marathon Legacy Securities Public-Private Investment Funds, Ltd.  On September 30, 2010, the Company entered into a further commitment agreement to purchase $9.0 million of the fund. A member of the Company’s Board is also a managing director of Marathon Asset Management, L.P., the investment manager of the fund.  As of December 31, 2010, the market value of the Company’s investment in this fund was $31.9 million and the remaining capital commitment was $6.8 million.

Three of the Company’s subsidiaries have investment management agreements in place with Neuberger Berman Fixed Income LLC, which owns shares in the Company. Investment management fees under these agreements during 2010 were $0.3 million.

Flagstone Suisse has cash and cash equivalent investments in money market funds that are managed by the BlackRock group, which owns shares in the Company.  As of December 31, 2010, the Company held $4.3 million in these investments.

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

As at December 31, 2010 and 2009, substantially all of the Company’s portfolio cash and investments were held with one custodian bank.

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

For the year ended December 31, 2010, two brokers accounted for approximately 59% of gross premiums written and for the year ended December 31, 2009, two brokers accounted for approximately 61% of gross premiums written.

Lease commitments

The Company and its subsidiaries lease office space and guest accommodations in the countries in which they operate under operating leases which expire at various dates. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the years ended December 31, 2010 and 2009 and 2008 was approximately $3.8 million, $4.2 million, and $2.6 million.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Future minimum rental lease payments under the leases are expected to be as follows:

For the years ending December 31,	Rental Leases
2011	$5,035
2012	4,201
2013	3,887
2014	2,524
2015	1,826
2016 and thereafter	5,121
Total minimum future lease commitments	$22,594

Capital Commitments

During 2008, the Company entered into an agreement to acquire an office building in Luxembourg.  The building is currently under construction and is expected to be completed in 2011.  During 2009, the Company, entered into an agreement to acquire an office building in Martigny.  The building is currently under construction and is expected to be completed in 2012. The remaining balance of $1.6 million and $10.3 million, respectively, for Luxemburg and Martigny is to be paid as specific milestones are reached in the construction.

Investment commitments

The Company has made certain commitments with respect to investments in a private equity fund and a mortgage backed investment fund. As at December 31, 2010 and 2009, the total outstanding investment commitment was $13.7 million and $3.4 million, respectively.

Legal proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.

As at December 31, 2010 and 2009, the Company was not a party to any material litigation or arbitration proceedings.

20.   DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

Luxembourg

The shareholders may declare dividends at a general meeting of shareholders, but, in accordance with the Articles of Incorporation of the Company, the dividend may not exceed the amount recommended by the Board. Dividends may only be declared from the distributable reserves of the Company.  In accordance with the provisions of Luxembourg law, no distributions to shareholders may be made when on the closing date of the financial year of the Company, the net assets as set out in the annual accounts are, or would following such a distribution, be lower than the subscribed capital plus the reserves which may not be distributed under the Luxembourg law or by virtue of the Articles. The amount of a distribution to shareholders may not exceed the amount of profits at the end of the last financial year plus any profits carried forward and any amounts drawn from reserves which are available for that purpose, less any losses carried forward and sums to be placed to reserve in accordance with the Luxembourg law or in accordance with the Articles.

Shareholders may declare dividends at a general meeting by means of ordinary resolution, being a resolution passed by a simple majority of shareholders present at a general meeting, with a quorum of at least two shareholders present.

Share premium will be available for repayment to the shareholders in the discretion of the Board.

Dividends may be paid in (1) cash in the form a check, or by warrant, or (2) wholly or partly in kind by the distribution of assets (in particular, paid up shares, debentures or debenture stock) to shareholders.

No dividend or other monies payable in respect of a share in the Company will bear interest against the Company unless otherwise provided by the rights attached to the share.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Subject to the Luxembourg Company law, interim dividends may be declared by the Board. The declaration of interim dividends is subject to the approval of shareholders at the next general meeting. Where the payments made on account of interim dividends exceed the amount of dividends subsequently approved by shareholders at the general meeting, they shall, to the extent of the overpayment, be deemed to have been paid on account of the next dividend.   The Articles of Incorporation of the Company allow for the declaration of interim dividends, but any payment of interim dividends shall be subject to the conditions that: (i) interim accounts shall be drawn up showing that the funds available for distribution are sufficient; (ii) the amount to be distributed may not exceed total profits made since the end of the last financial year for which the accounts have been approved, plus any profits carried forward and sums drawn down from reserves available for this purpose, less losses carried forward any sums to be placed to reserve pursuant to the requirements of the law or the Articles of Incorporation; (iii) the decision of the Board to distribute an interim dividend may not be taken more than two months after the date at which the interim accounts (before mentioned) have been made up; (iv) in their report, the Board and the statutory auditor  shall verify whether the above conditions have been satisfied.

Since the Redomestication of the Company from Bermuda to Luxembourg in May 2010, the Company has, on September 15 and December 15, 2010, paid two distributions to shareholders in the amount of $0.04 per share, which are subject to the provisions of article 72-2 of the Law of 10 August 1915 on commercial companies, as amended.

Switzerland
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

Bermuda
While Mont Fort is a  registered as Class 3 insurer in Bermuda the following disclosure focuses on Flagstone Suisse operating through its Bermuda branch as it is subject to the most onerous regulation and supervision.

Bermuda law limits the maximum amount of annual dividends or distributions that can be paid by Flagstone Suisse to the Company and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority (the “BMA”). As a Bermuda Class 4 reinsurer, Flagstone Suisse may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless at least seven days before payment of those dividends, it files an affidavit with the BMA signed by at least two directors and Flagstone Suisse’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone Suisse to fail to meet its prescribed solvency margin and liquidity ratio.  Further, Flagstone Suisse may not reduce by 15% or more its total statutory capital as set out in its previous year’s financial statements, without the prior approval of the BMA.  This may limit the amount of funds available for distribution to the Company, restricting the Company’s ability to pay dividends, make distributions and repurchase any of its common shares.  Flagstone Suisse was required to maintain a minimum level of statutory capital and surplus of $345.8 million (unaudited) and $316.6 million (unaudited), as at December 31, 2010 and 2009, respectively. Actual statutory capital and surplus as at December 31, 2010 and 2009 was $1.7 billion (unaudited) and $1.6 billion (unaudited), respectively.

In 2008, new statutory legislation was enacted in Bermuda, which included, among other things, the Bermuda Solvency Capital Requirement (“BSCR”) which is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Bermuda Insurance Act. Effective December 31 2008, the BMA required all Class 4 insurers to maintain their capital at a target level which is set at 120% of the minimum amount calculated in accordance with the BSCR or an approved in-house model. The Company is currently completing the 2010 BSCR for its Class 4 insurers and at this time believes that Flagstone Suisse will exceed the target level of capital.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Cayman Islands
Island Heritage is domiciled in the Cayman Islands and is required to maintain a Class A Domestic Insurance License issued under the Insurance Law (as revised) of the Cayman Islands. It is thereby subject to regulation by the Cayman Islands Monetary Authority (“CIMA”) which enforces the applicable provisions of the Insurance Law and also the Monetary Authority Law.  Whilst there is no general requirement to prohibit dividend payments in the law, if a dividend policy has been previously agreed and filed with the regulator then any change must be approved. Furthermore, once the 2010 capital requirements are applied, assuming subsidiary legislation as drafted on February 7, 2011 is implemented, insurers must notify the regulator where its capital falls below the prescribed amount and will then be subject to remedial action and thus proposed dividend payments could be restricted.

United Kingdom
U.K. company law prohibits Flagstone Syndicate Management Limited (“FSML”) and Flagstone Corporate Name Limited from declaring a dividend to its shareholders unless it has “profits available for distribution”.  The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.  While the U.K. insurance regulatory laws impose no statutory restrictions on a Lloyd’s managing agent’s ability to declare a dividend, the Financial Services Authority’s (“FSA”) rules require maintenance of adequate resources, including each company’s solvency margin within its jurisdiction.  In addition, under Lloyd’s rules, a managing agent must maintain a minimum level of capital based, among other things, on the amount of capacity it manages subject to a minimum of £400,000.

The financial services industry in the U.K. is regulated by the FSA. The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000. Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: “to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal”.

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

Accordingly, as a Lloyd’s managing agent, FSML is not only regulated by the FSA but is also bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982.  Both FSA and Lloyd’s have powers to withdraw their respective authorization of any person to manage Lloyd’s syndicates. Lloyd’s approves annually Syndicate 1861’s business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds at Lloyd’s).

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

Reserve

The Company is required by Luxembourg law to allocate a sum of at least one twentieth of the net profits of the Company to the creation of a legal reserve.  This allocation ceases to be compulsory when the reserve has reached an amount equal to one-tenth of the corporate capital, but shall again be compulsory if the reserve falls below such one-tenth.

The Company has reserves in excess of one-tenth of the corporate capital of the Company.

Flagstone Capital Management Luxembourg – SICAF FIS (“FCML”)

In accordance with the Private Placement Memorandum of FCML, the general meeting of FCML shall determine how the profits (including net realized capital gains) of FCML shall be disposed of and may from time to time declare, or authorize the board of directors of FCML to declare dividends, provided however that the capital of FCML including issue premiums does not fall below €1,250,000 or the equivalent thereof in any currency in which shares in FCML are issued. Dividends may also be paid out of net unrealized capital gains after deduction of realized losses. Dividends declared will be paid in the applicable sub-funds base currency and may be paid at such places and times as may be determined by the board of directors of FCML.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The board of directors of FCML is further authorized to pay interim dividends subject to the relevant provisions of the Luxembourg law and any conditions or procedures as resolved by the board of directors.

21.    SEGMENT REPORTING

As a result of the acquisition of FSML, the managing agency for Lloyd’s Syndicate 1861, the Company revised its segment structure, effective January 1, 2009, to include a new Lloyd’s segment.  As a result of this process, the Company now reports its results to the chief operating decision maker based on three reporting segments: Reinsurance, Lloyd’s and Island Heritage (previously referred to as the Insurance segment until January 1, 2010). The Company regularly reviews its financial results and assesses performance on the basis of these three reporting segments in accordance with the Segment Reporting Topic of the FASB ASC.

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

3)
Short-tail Specialty and Casualty Reinsurance. The Company also provides short-tail specialty and casualty reinsurance for risks such as aviation, energy, personal accident and health, satellite, marine and workers’ compensation catastrophe.  Most short-tail specialty and casualty reinsurance is written with loss limitation provisions.

Lloyd’s

The Company’s Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and FSML. Syndicate 1861, based in London, primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation.  Syndicate 1861 began writing business for the benefit of Flagstone effective January 1, 2009.  As such, there are no comparative numbers for the Lloyd’s segment for the prior year.  FSML generates fee income for the provision of services to syndicates and third parties.

Island Heritage

Island Heritage is a property and casualty insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums, office buildings and automobiles in the Caribbean region.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes, and interest in earnings of equity investments, total assets and ratios for each reportable segment for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31, 2010
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$861,388	$187,420	$90,896	$(41,854)	$1,097,850
Premiums ceded	(150,820)	(24,450)	(80,580)	41,854	(213,996)
Net premiums written	710,568	162,970	10,316	-	883,854
Net premiums earned	$697,614	$145,246	$9,224	$-	$852,084
Other related income	3,817	13,566	23,343	(15,598)	25,128
Loss and loss adjustment expenses	(413,005)	(115,711)	(1,420)	-	(530,136)
Acquisition costs	(127,498)	(34,818)	(18,102)	15,598	(164,820)
General and administrative expenses	(136,249)	(26,144)	(9,300)	-	(171,693)
Underwriting income (loss)	$24,679	$(17,861)	$3,745	$-	$10,563

Loss ratio (2)	59.2%	79.7%	4.4%		62.2%
Acquisition cost ratio (2)	18.3%	24.0%	55.6%		19.3%
General and administrative expense ratio (2)	19.5%	18.0%	28.6%		20.1%
Combined ratio (2)	97.0%	121.7%	88.6%		101.6%
Total assets	$2,351,967	$273,454	$93,781		$2,719,202

Reconciliation:
Underwriting income					$10,563
Net investment income					31,482
Net realized and unrealized gains - investments					43,769
Net realized and unrealized gains - other					14,441
Other income					417
Interest expense					(10,352)
Net foreign exchange losses					(4,719)
Income before income taxes and interest in earnings of equity investments					$85,601

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	For the year ended December 31, 2009
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$796,984	$145,889	$84,239	$(38,621)	$988,491
Premiums ceded	(140,850)	(18,504)	(75,289)	38,621	(196,022)
Net premiums written	656,134	127,385	8,950	-	792,469
Net premiums earned	$689,544	$62,130	$6,781	$-	$758,455
Other related income	3,622	8,749	20,968	(14,187)	19,152
Loss and loss adjustment expenses	(241,358)	(40,847)	(980)	-	(283,185)
Acquisition costs	(121,837)	(14,608)	(14,213)	14,187	(136,471)
General and administrative expenses	(119,555)	(15,904)	(11,679)	-	(147,138)
Underwriting income (loss)	$210,416	$(480)	$877	$-	$210,813

Loss ratio (2)	35.0%	65.7%	3.5%		37.3%
Acquisition cost ratio (2)	17.7%	23.5%	51.2%		18.0%
General and administrative expense ratio (2)	17.3%	25.6%	42.1%		19.4%
Combined ratio (2)	70.0%	114.8%	96.8%		74.7%
Total assets	$2,298,821	$177,355	$90,592		$2,566,768

Reconciliation:
Underwriting income					$210,813
Net investment income					28,531
Net realized and unrealized gains - investments					39,668
Net realized and unrealized gains - other					11,253
Other income					2,576
Interest expense					(12,105)
Net foreign exchange losses					(3,231)
Income before income taxes and interest in earnings of equity investments					$277,505

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	For the year ended December 31, 2008
	Reinsurance	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$740,169	$76,926	$(35,206)	$781,889
Premiums ceded	(46,638)	(75,759)	35,206	(87,191)
Net premiums written	693,531	1,167	-	694,698
Net premiums earned	$641,500	$12,668	$-	$654,168
Other related income	305	13,247	(9,691)	3,861
Loss and loss adjustment expenses	(377,228)	(2,656)	-	(379,884)
Acquisition costs	(101,528)	(13,897)	9,691	(105,734)
General and administrative expenses	(90,026)	(9,000)	-	(99,026)
Underwriting income	$73,023	$362	$-	$73,385

Loss ratio (2)	58.8%	10.2%		58.1%
Acquisition cost ratio (2)	15.8%	53.6%		16.2%
General and administrative expense ratio (2)	14.0%	34.7%		15.1%
Combined ratio (2)	88.6%	98.5%		89.4%
Total assets	$2,167,853	$48,117		$2,215,970

Reconciliation:
Underwriting income				$73,385
Net investment income				51,398
Net realized and unrealized losses - investments				(272,206)
Net realized and unrealized gains - other				11,617
Other income				4,354
Interest expense				(18,297)
Net foreign exchange losses				(21,477)
Loss before taxes and interest in earnings of equity investments				$(171,226)

(1)Inter-segment eliminations relate to Flagstone Suisse quota share arrangements with Island Heritage and beginning in 2009, also with Lloyd's
(2)For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The following tables set forth a breakdown of the Company’s gross premiums written by line of business and geographic area of risks insured for the periods indicated:

	For the years ended December 31,
	2010		2009		2008
	Gross premiums written	Percentage of total	Gross premiums written(5)	Percentage of total	Gross premiums written	Percentage of total

Line of business
Reinsurance and Lloyd's (1)
Property catastrophe	$474,501	43.2%	$468,158	47.4%	$457,549	58.5%
Property	259,006	23.6%	202,378	20.5%	94,706	12.1%
Short-tail specialty and casualty	273,447	24.9%	233,716	23.6%	152,708	19.5%
Island Heritage
Insurance	90,896	8.3%	84,239	8.5%	76,926	9.9%
Total	$1,097,850	100.0%	$988,491	100.0%	$781,889	100.0%

	For the years ended December 31,
	2010		2009		2008
	Gross premiums written	Percentage of total	Gross premiums written(5)	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured (2)
Caribbean(3)	$105,327	9.6%	$94,483	9.6%	$88,482	11.3%
Europe	144,217	13.1%	123,938	12.5%	104,185	13.4%
Japan and Australasia	67,995	6.2%	59,466	6.0%	47,866	6.1%
North America	440,728	40.1%	391,758	39.6%	359,684	46.0%
Worldwide risks (4)	252,997	23.0%	237,207	24.0%	153,442	19.6%
Other	86,586	8.0%	81,639	8.3%	28,230	3.6%
Total	$1,097,850	100.0%	$988,491	100.0%	$781,889	100.0%

(1)Gross premiums written relating to Lloyd's segment are primarily included in property and short-tail specialty and casualty.
(2)Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(3)Includes gross premiums written related to Island Heritage segment.
(4)Includes contracts that cover risks in two or more geographic zones.
(5)Gross premiums written in 2009 have been reclassified to conform to current year presentation.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

For the years ended December 31, 2010, 2009 and 2008, gross premiums written by brokers were as follows:

	For the years ended December 31,
	2010		2009		2008
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Aon Benfield	$343,234	31.3%	$366,088	37.0%	$369,037	47.2%
Guy Carpenter	297,429	27.1%	231,627	23.4%	162,236	20.7%
Willis Group	123,771	11.3%	95,800	9.7%	56,997	7.3%
Other brokers (1)	333,416	30.3%	294,976	29.9%	193,619	24.8%
Total	$1,097,850	100.0%	$988,491	100.0%	$781,889	100.0%

(1)Other brokers includes the gross premiums related to Island Heritage segment

22.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through to the date the financial statements were available to be issued.

In January 2011, following the December 2010 Queensland floods subsequent flooding occurred in large areas of Australia; and on February 3, 2011, Cyclone Yasi hit Northern Queensland, Australia. These 2011 events are expected to have a net impact the Company’s first quarter 2011 financial results of between $60 million to $80 million.

On February 22, 2011, a powerful 6.3 magnitude earthquake struck Christchurch, New Zealand, causing widespread damage and business interruption. This event is expected to cause sizeable losses to the insurance industry. The Company has commenced the estimation process for expected claims relating to its exposures from these events but believes it is too early to issue an estimate of claims given the significant unknowns and early stages of the claims reporting process.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

23.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

2010
Net premiums written	$106,855	$159,376	$293,842	$323,781
Net premiums earned	204,496	198,694	232,079	216,815
Net investment income	8,490	7,488	8,219	7,285
Net realized and unrealized investment gains (losses)	9,536	47,842	(14,637)	15,469
Other income	6,188	1,785	6,531	11,041
Total revenues	228,710	255,809	232,192	250,610

Loss and loss adjustment expenses	131,805	119,089	151,863	127,379
Acquisition costs	45,784	30,615	45,584	42,837
General and administrative expenses	38,458	49,338	42,722	41,175
Interest expense	2,603	2,690	2,545	2,514
Net foreign exchange (gains) losses	(541)	17,072	(7,856)	(3,956)
Total expenses	218,109	218,804	234,858	209,949
Income (loss) before income taxes and interest in earnings of equity investments	10,601	37,005	(2,666)	40,661
Provision (recovery) for income tax	8,309	(966)	(438)	(2,852)
Interest in earnings of equity investments	(334)	(364)	(283)	(259)
Net income (loss)	18,576	35,675	(3,387)	37,550
Less: (Income) loss attributable to noncontrolling interest	(3,526)	1,586	16,656	(6,046)
NET INCOME ATTRIBUTABLE TO FLAGSTONE	$15,050	$37,261	$13,269	$31,504

Net income attributable to Flagstone per common share - Basic	$0.20	$0.48	$0.17	$0.38
Net income attributable to Flagstone per common share - Diluted	$0.20	$0.48	$0.17	$0.38
Distributions declared per common share(1)	$0.04	$0.04	$0.04	$0.04

(1)Distributions declared per common share are in the form of a non-dividend return of capital. Prior to the Redomestication, such distributions were in the form of dividends.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

2009
Net premiums written	$102,877	$134,809	$268,967	$285,816
Net premiums earned	203,127	195,517	186,976	172,835
Net investment income	8,859	10,779	10,646	(1,753)
Net realized investment gains	13,179	22,659	9,552	5,531
Other income	9,957	4,269	2,333	5,169
Total revenues	235,122	233,224	209,507	181,782

Loss and loss adjustment expenses	68,775	80,175	57,641	76,594
Acquisition costs	37,007	35,224	36,203	28,037
General and administrative expenses	42,994	35,266	34,578	34,300
Interest expense	2,615	2,814	3,119	3,557
Net foreign exchange losses (gains)	106	2,390	(362)	1,097
Total expenses	151,497	155,869	131,179	143,585
Income before income taxes and interest in earnings of equity investments	83,625	77,355	78,328	38,197
(Recovery) provision for income tax	(5,336)	(532)	(250)	706
Interest in earnings of equity investments	(308)	(370)	(300)	(378)
Net income	77,981	76,453	77,778	38,525
Less: (Income) attributable to noncontrolling interest	(6,476)	(9,323)	(9,964)	(2,782)
NET INCOME ATTRIBUTABLE TO FLAGSTONE	$71,505	$67,130	$67,814	$35,743

Net income attributable to Flagstone per common share - Basic	$0.86	$0.80	$0.80	$0.42
Net income attributable to Flagstone per common share - Diluted	$0.86	$0.80	$0.80	$0.42
Dividends declared per common share	$0.04	$0.04	$0.04	$0.04

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.

REPORT ON SCHEDULES I-IV
Schedule		Page

I	Summary of Investments	146
II	Condensed Financial Information of Registrant	147
III	Supplementary Insurance Information	151
IV	Reinsurance	152

All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As At December 31, 2010

(Expressed in thousands of U.S. dollars)

	Amortized	Fair	Balance sheet
	cost or cost	value	amount
Type of investments
Fixed maturity:
Bonds:
United States Government and government agencies and authorities	$266,329	$271,836	$271,836
States, municipalities and political subdivisions	90	92	92
Foreign government	267,787	285,925	285,925
Public utilities	-	-	-
Convertible and bonds with warrants attached	-	-	-
All other corporate bonds	899,662	916,009	916,009
Certificates of deposit	-	-	-
Redeemable preferred stock	-	-	-
Total fixed maturity investments	1,433,868	1,473,862	1,473,862

Equity:
Common stock
Public utilities	-	-	-
Banks, trust and insurance companies	-	-	-
Industrial, miscellaneous and all other	7,931	283	283
Nonredeemable preferred stocks	-	-	-
Total equity investments	7,931	283	283

Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	-	-	-
Other long term investments	121,292	119,764	119,764
Short term investments	14,254	14,251	14,251
Total investments	$1,577,345	$1,608,160	$1,608,160

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

FLAGSTONE REINSURANCE HOLDINGS, S.A.
BALANCE SHEETS
As at December 31, 2010 and 2009
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	2010	2009

ASSETS
Cash and cash equivalents	$7	$4,376
Investment in subsidiaries	1,372,254	1,341,844
Goodwill	-	2,000
Intercompany loans receivable	-	201,368
Due from subsidiaries	916	-
Other assets	982	3,202
Total assets	$1,374,159	$1,552,790

LIABILITIES
Due to subsidiaries	$-	$4,978
Long term debt	162,372	163,652
Accrued interest payable	1,092	-
Intercompany loans payable	72,647	171,415
Other liabilities	3,315	1,727
Total liabilities	239,426	341,772

SHAREHOLDERS' EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued (2010 - 84,474,758; 2009 - 84,985,219) and outstanding (2010 - 68,585,588; 2009 - 82,985,219)	845	850
Common shares held in treasury, at cost (2010 - 15,889,170; 2009 - 2,000,000)(1)	(178,718)	(19,750)
Additional paid-in capital	904,235	912,547
Accumulated other comprehensive loss	(6,178)	(6,976)
Retained earnings	414,549	324,347
Total shareholders' equity	1,134,733	1,211,018

Total liabilities and shareholders' equity	$1,374,159	$1,552,790

(1)10,905,024 treasury shares are held in a subsidiary of Flagstone and are included in the consolidated balance sheet as at December 31, 2010.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

FLAGSTONE REINSURANCE HOLDINGS, S.A.
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	2010	2009	2008
REVENUES
Net investment income	$140	$1,479	$3,047
Net realized and unrealized (losses) gains - investments	(926)	2,385	(2,539)
Dividend income	-	-	327,853
Total revenues	(786)	3,864	328,361

EXPENSES
General and administrative expenses	51,024	7,629	6,876
Share based compensation expense	17,333	15,879	(325)
Interest expense	8,246	9,195	12,579
Net foreign exchange (gains) losses	(770)	16,824	4,273
Total expenses	75,833	49,527	23,403

(Loss) income before income taxes, noncontrolling interest and interest in earnings of equity investments	(76,619)	(45,663)	304,958
Interest in earnings of equity investments	173,703	287,855	(492,260)

NET INCOME (LOSS)	$97,084	$242,192	$(187,302)

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

FLAGSTONE REINSURANCE HOLDINGS, S.A.
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	2010	2009	2008
Cash flows (used in) provided by operating activities:
Net income (loss)	$97,084	$242,192	$(187,302)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized losses (gains)	926	(2,385)	2,539
Net unrealized (gains) losses foreign exchange	(1,280)	581	(2,579)
Share based compensation expense	17,333	15,879	(325)
Interest in (earnings) loss of equity investments	(173,703)	(287,855)	492,260
Changes in assets and liabilities, excluding net assets acquired:
Due to subsidiaries	(5,894)	64,772	(159,674)
Other	21,298	(1,900)	(2,005)
Net cash (used in) provided by operating activities	(44,236)	31,284	142,914

Cash flows (used in) provided by investing activities:
Net cash (paid) received in acquisitions of subsidiaries	(20)	352	(119,280)
Other	1,090	1,303	247
Net cash provided by (used in) investing activities	1,070	1,655	(119,033)

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	-	(586)	(885)
Shares repurchased and held in treasury	(67,051)	(19,750)	-
Shares repurchased and cancelled	(5,376)	-	(6,641)
Warrant repurchase	(14,200)	-	-
Intercompany financing	137,142	-	-
Distributions paid on common shares	(12,571)	(13,414)	(13,496)
Other	853	826	1,447
Net cash provided by (used in) financing activities	38,797	(32,924)	(19,575)

(Decrease) increase in cash and cash equivalents	(4,369)	15	4,306
Cash and cash equivalents - beginning of year	4,376	4,361	55
Cash and cash equivalents - end of year	$7	$4,376	$4,361

Supplemental cash flow information:
Interest paid	$6,325	$11,716	$11,604
Dividends received from subsidiaries	$9,727	$-	$327,853

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTE TO CONDENSED FINANCIAL STATEMENTS

 (PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

DEBT AND FINANCING ARRANGEMENTS

Long term debt

The Company’s debt outstanding as at December 31, 2010 and 2009 is as follows:

						Outstanding balances as at
	Issued	Notional	Interest	First Call	Maturity	December 31,
Issue Type	In	Amount	Rate	In	In	2010	2009
Deferrable Interest Debentures	2006	$120,000	LIBOR + 3.54%	2011	2036	$120,000	$120,000
Junior Subordinated Deferrable Interest Notes	2006	€13,000	Euribor + 3.54%	2011	2036	17,372	18,652
Junior Subordinated Deferrable Interest Notes	2007	$25,000	LIBOR + 3.10%	2012	2037	25,000	25,000
						$162,372	$163,652

The FASB ASC Topic on Financial Instruments requires disclosure of fair value information of financial instruments. For financial instruments where quoted market prices are not available, the fair value of these financial instruments is estimated by discounting future cash flows or by using similar recent transactions. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. The Company does not carry its long term debt at fair value on its consolidated balance sheets. As at December 31, 2010, the Company estimated the fair value of its long term debt to be approximately $146.0 million and as at December 31, 2009, the Company estimated the fair value of its long term debt to be approximately $135.1 million.

The Notes indentures contain various covenants, including limitations on liens on the stock restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the Notes indentures at December 31, 2010.

Interest expense includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period from the issuance of the Notes to the earliest they may be called by the Company. For the years ended December 31, 2010, 2009, and 2008, the Company incurred interest expense and amortization of debt offering expenses of $7.2 million, $8.3 million, and $11.5 million on the Notes.  Also, at December 31, 2010 and 2009, the Company had $0.3 million and $0.3 million, respectively, of interest payable included in other liabilities in the consolidated balance sheets.

Future principal and interest payments on long term debt are expected to be as follows:

Estimated future
principal and interest
Year	payments
2011	$6,252
2012	6,252
2013	6,252
2014	6,252
2015	6,252
Later years	305,451
Total	$336,711

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
As at and For the Years Ended December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. dollars)

	As at December 31, 2010			For the years ended December 31, 2010
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written

Reinsurance	$39,924	$583,267	$246,256	$697,614	$-	$413,005	$127,498	$136,249	$861,388
Lloyd's	19,495	133,489	91,499	145,246	-	115,711	34,818	26,144	187,420
Island Heritage (1)	6,498	4,558	41,049	9,224	-	1,420	18,102	9,300	90,896
Inter-segment eliminations	-	-	-	-	-	-	(15,598)	-	(41,854)
Unallocated	-	-	-	-	31,482	-	-	-	-
	$65,917	$721,314	$378,804	$852,084	$31,482	$530,136	$164,820	$171,693	$1,097,850

	As at December 31, 2009			For the years ended December 31, 2009
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written

Reinsurance	$32,570	$436,193	$219,865	$689,544	$-	$241,358	$121,837	$119,555	$796,984
Lloyd's	16,950	39,782	74,017	62,130	-	40,847	14,608	15,904	145,889
Island Heritage (1)	5,194	4,685	36,534	6,781	-	980	14,213	11,679	84,239
Inter-segment eliminations	(77)	-	-	-	-	-	(14,187)	-	(38,621)
Unallocated	-	-	-	-	28,531	-	-	-	-
	$54,637	$480,660	$330,416	$758,455	$28,531	$283,185	$136,471	$147,138	$988,491

	As at December 31, 2008			For the years ended December 31, 2008
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written

Reinsurance	$40,086	$400,957	$239,529	$641,500	$-	$377,228	$101,528	$90,026	$740,169
Island Heritage (1)	4,515	10,608	31,362	12,668	-	2,656	13,897	9,000	76,926
Inter-segment elimination	-	-	-	-	-	-	(9,691)	-	(35,206)
Unallocated	-	-	-	-	51,398	-	-	-	-
	$44,601	$411,565	$270,891	$654,168	$51,398	$379,884	$105,734	$99,026	$781,889

(1) Previously referred to as the Insurance segment until January 1, 2010.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE IV

REINSURANCE
As at and For the Years Ended December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. dollars)

		Ceded	Assumed		Percentage of
		to other	from other		amount
	Gross amount	companies	companies	Net amount	assumed to net

2010 - Property and casualty	$-	$213,996	$1,097,850	$883,854	124%
2009 - Property and casualty	$-	$196,022	$988,491	$792,469	125%
2008 - Property and casualty	$-	$87,191	$781,889	$694,698	113%

Index

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management has performed an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our company’s disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and to reflect management's judgments and estimates concerning effects of events and transactions that are accounted for or disclosed. Because of the inherent limitations in all control systems, no evaluation of controls can provide an absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal year of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flagstone Reinsurance Holdings, S.A.
Luxembourg, Luxembourg

We have audited the internal control over financial reporting of Flagstone Reinsurance Holdings, S.A. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 2, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche
Hamilton, Bermuda
March 2, 2011

Index

ITEM 9B.    OTHER INFORMATION

None.

Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference in a definitive proxy statement (“the Proxy Statement”) that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A under the Exchange Act.

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
Schedule I                      - Summary of Investments
Schedule II                    - Condensed Financial Information of Registrant
Schedule III                   - Supplementary Insurance Information
Schedule IV                   - Supplementary Reinsurance Information

Included in Part II – See Item 8 of this report. Schedules V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3.           Exhibits – see Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2011.

FLAGSTONE REINSURANCE HOLDINGS, S.A.

By:	/s/ David A. Brown
Name: David A. Brown
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Brown	Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2011
David A. Brown

/s/ Patrick Boisvert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2011
Patrick Boisvert

/s/ E. Daniel James	Non-Executive Chairman and Director	March 2, 2011
E. Daniel James

/s/ Gary Black	Director	March 2, 2011
Gary Black

/s/ Stephen Coley	Director	March 2, 2011
Stephen Coley

/s/ Thomas Dickson	Director	March 2, 2011
Thomas Dickson

/s/ Stewart Gross	Director	March 2, 2011
Stewart Gross

/s/ Tony Knap	Director	March 2, 2011
Tony Knap

/s/ Anthony Latham	Director	March 2, 2011
Anthony Latham

/s/ Jan Spiering	Director	March 2, 2011
Jan Spiering

/s/ Wray T. Thorn	Director	March 2, 2011
Wray T. Thorn

/s/ Peter Watson	Director	March 2, 2011
Peter Watson

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Flagstone Reinsurance Holdings, S.A. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 19, 2010).
4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed May 19, 2010).
4.2*	Amended and Restated Share Purchase Warrant, dated June 25, 2010.
4.3
Junior Subordinated Indenture dated as of August 23, 2006 between Flagstone Reinsurance Holdings Limited and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement filed December 8, 2006)

4.4
First Supplemental Indenture dated as of May 17, 2010, among Flagstone Reinsurance Holdings, S.A., Flagstone Reinsurance Holdings Limited and The Bank of New York Mellon Trust, successor in interest to JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2010).

4.5
Indenture, dated as of June 8, 2007, between Flagstone Finance S.A., as Issuer, Flagstone Reinsurance Holdings Limited, as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 14, 2007)

4.6
First Supplemental Indenture dated as of May 17, 2010, among Flagstone Finance S.A., a Luxembourg Company, Flagstone Reinsurance Holdings, S.A., and Wilmington Trust Company, a Delaware banking corporation, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 19, 2010).

10.1
Amended and Restated Shareholders’ Agreement dated as of May 17, 2010 among Flagstone Reinsurance Holdings, S.A. and the shareholders listed therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 19, 2010).

10.2	Flagstone Reinsurance Holdings, S.A. Performance Share Unit Plan, dated May 17, 2010 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 19, 2010).
10.3	Flagstone Reinsurance Holdings, S.A. Restricted Share Unit Plan, dated May 19, 2010 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 19, 2010).
10.4
Insurance Letters of Credit - Master Agreement dated as of April 28, 2010 between Flagstone Réassurance Suisse SA, Flagstone Capital Management Luxembourg SICAF - FIS and Citibank Europe plc (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 4, 2010).

10.5
Pledge Agreement dated as of April 28, 2010 between Flagstone Capital Management Luxembourg SICAF – FIS and Citibank Europe plc (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed May 4, 2010).

10.6
Account Control Agreement dated as of April 28, 2010 among Citibank Europe plc, Flagstone Capital Management Luxembourg SICAF – FIS and JP Morgan Bank Luxembourg S.A. (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed May 4, 2010).

10.7
Amendment Letter and Revised Summary of Terms relating to the Insurance Letters of Credit – Master Agreement between Flagstone Réassurance Suisse SA, Flagstone Capital Management Luxembourg SICAF – FIS and Citibank Europe SA dated as of December 21, 2010 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 23, 2010).

10.8
$200,000,000 Multi-Currency Letter of Credit Facility Agreement dated as of March 6, 2009 between Flagstone Réassurance Suisse SA, as Borrower, and Barclays Bank plc, as Issuing Bank (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 11, 2009).

10.9
Security Agreement dated as of March 5, 2009 between Flagstone Réassurance Suisse SA, as Grantor, and Barclays Bank plc, as Secured Party (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed March 11, 2009).

10.10
Deed of Charge Over Securities dated March 5, 2009 granted by Flagstone Réassurance Suisse SA in favor of Barclays Bank plc (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed March 11, 2009).

10.11
Deed of Charge Over Credit Balances dated March 5, 2009 granted by Flagstone Réassurance Suisse SA in favor of Barclays Bank plc (incorporated by reference to Exhibit 99.4 to Current Report on
Form 8-K filed March 11, 2009).

10.12
Securities Account Control Agreement dated as of March 6, 2009 between Flagstone Réassurance Suisse SA and JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed March 11, 2009).

10.13
Side Letter Agreement dated March 5, 2009 in respect of the $200,000,000 Multicurrency Letter of Credit Facility Agreement dated on or about the date hereof between Flagstone Réassurance Suisse SA and Barclays Bank plc (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K filed March 11, 2009).

10.14
Employment Agreement dated October 15, 2006 between David Brown and Flagstone Reinsurance Holdings Limited (incorporated by reference to Exhibit 10.9 to the Registration Statement filed October 24, 2006).

10.15*
Amended and Restated Employment Agreement dated March 31, 2009 between Gary Prestia and Flagstone Réassurance Suisse SA – Bermuda Branch  and Amendment Letter, dated as of January 1, 2011, to the Amended and Restated Employment Agreement between Gary Prestia and Flagstone Réassurance Suisse SA – Bermuda Branch..

10.16*
Amended and Restated Employment Agreement dated June 24, 2009 between Guy Swayne and Flagstone Réassurance Suisse SA – Bermuda Branch  and Amendment Letter, dated as of January 1, 2011, to the Amended and Restated Employment Agreement between Guy Swayne and Flagstone Réassurance Suisse SA – Bermuda Branch.

10.17*
Amended and Restated Employment Agreement dated April 24, 2009 between Patrick Boisvert and Flagstone Réassurance Suisse SA and Amendment Letter, dated as of January 1, 2011, to the Amended and Restated Employment Agreement between Patrick Boisvert and Flagstone Réassurance Suisse SA.

10.18*
Amended and Restated Employment Agreement dated March 31, 2009 between David Flitman and Flagstone Réassurance Suisse SA – Bermuda Branch  and Amendment Letter, dated as of January 1, 2011, to the Amended and Restated Employment Agreement between David Flitman and Flagstone Réassurance Suisse SA – Bermuda Branch.

10.19	Charter agreement dated December 20, 2005 with Longtail Aviation Ltd. (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement filed December 8, 2006).
10.20
Quota Share Reinsurance Treaty dated August 28, 2006 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement filed December 8, 2006).

10.21
Operational Support Agreement dated as of December 20, 2005 between Flagstone Reinsurance Limited and West End Capital Management (Bermuda) Limited (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement filed December 8, 2006).

10.22
Letter Agreement dated February 23, 2006 between Lightyear Fund II (Cayman) L.P. and Flagstone Reinsurance Holdings, S.A. (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement filed December 8, 2006).

10.23
2006 Residential Property Catastrophe Excess of Loss Reinsurance Agreement between Flagstone Reinsurance Limited and Island Heritage Insurance Company Limited (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement filed December 8, 2006).

10.24
2006 Umbrella Property Catastrophe Excess of Loss Reinsurance Agreement between Flagstone Reinsurance Limited and Island Heritage Insurance Company Limited (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement filed December 8, 2006).

10.25
Lease of Office Space dated July 26, 2005 between Crombie Developments Limited and West End Capital Services (Halifax) Limited (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement filed December 8, 2006).

10.26
Agreement to Lease Amendment dated October 30, 2007 between Crombie Developments Limited, as Landlord and Flagstone Management Services (Halifax) Limited, as Tenant (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K filed March 13, 2009).

10.27
Amending Agreement dated February 26, 2008 between Crombie Developments Limited, as Landlord, and Flagstone Management Services (Halifax) Limited, as Tenant (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed March 13, 2009).

10.28
Facultative Obligatory Surplus Reinsurance Contract effective June 5, 2006 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement filed December 8, 2006).

10.29
Quota Share Reinsurance Treaty dated January 4, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW 2 Cell (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Registration Statement filed February 14, 2007).

10.30
Facultative Obligatory Surplus Reinsurance Contract effective January 1, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW 2 Cell (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement filed February 14, 2007).

10.31
Quota Share Reinsurance Treaty dated January 12, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as High Layer Cell (incorporated by reference to Exhibit 10.32 to Amendment No. 4 to the Registration Statement filed February 14, 2007).

10.32
Facultative Obligatory Surplus Reinsurance Contract effective January 1, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as High Layer Cell (incorporated by reference to Exhibit 10.33 to Amendment No. 4 to the Registration Statement filed February 14, 2007).

10.33
Quota Share Reinsurance Treaty dated January 4, 2007 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Registration Statement filed February 14, 2007).

10.34
Facultative Obligatory Surplus Reinsurance Contract effective June 5, 2006 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement filed February 14, 2007).

10.35
Discretionary Investment Management Agreement dated as of June 5, 2006 between West End Capital Management (Bermuda) Limited and Mont Fort Re Ltd. ILW Cell (incorporated by reference to Exhibit 10.34 to Amendment No. 4 to the Registration Statement filed February 14, 2007).

10.36
Discretionary Investment Management Agreement dated as of January 1, 2007 between West End Capital Management (Bermuda) Limited and Mont Fort Re Ltd. ILW 2 Cell (incorporated by reference to Exhibit 10.35 to Amendment No. 6 to the Registration Statement filed March 14, 2007).

10.37
Discretionary Investment Management Agreement dated as of January 1, 2007 between West End Capital Management (Bermuda) Limited and Mont Fort Re Ltd. High Layer Cell (incorporated by reference to Exhibit 10.35 to Amendment No. 6 to the Registration Statement filed March 14, 2007).

10.38
Merger Agreement dated September 25, 2008 between Flagstone Reinsurance Limited and Flagstone Réassurance Suisse SA (incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K filed March 13, 2009).

10.39
Share Purchase Agreement between Flagstone Leasing Services Limited and Mark Byrne dated as of August 22, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 15, 2009).

10.40
Share Purchase Agreement among Flagstone Leasing Services Limited, Mark Byrne, Haverford (Bermuda)  Limited, West End Capital Management (Bermuda)  Limited and Flagstone Leasing Services Limited dated as of August 23, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 15, 2009).

10.41
Amalgamation Agreement between Longtail Aviation International Limited and Longtail Aviation Limited dated as of August 29, 2007 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 15, 2009).

10.42
Lease Agreement among Gibbons Management Services Limited, West End Capital Management (Bermuda) Limited and Eyepatch Holdings Limited dated as of February 10, 2006 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 15, 2009).

10.43	Compensation Philosophy dated June 15, 2006 (incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K filed March 13, 2009).

10.44*	Share and Warrant Purchase Agreement, dated December 8, 2010, between Flagstone (Bermuda) Holdings, Mr. Byrne, Haverford (Bermuda) Limited, and Limestone Business Limited.
10.45*	Letter Agreement, dated December 8, 2010, between Flagstone Reinsurance Holdings, S.A., Mr. Byrne, Limestone Business Limited and Haverford (Bermuda) Limited.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
* Filed herewith.