Form 10-Q
period 2011-03-31
Flagstone Reinsurance Holdings, S.A.
filed 2011-05-03
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑   Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

As of May 3, 2011, the Registrant had  70,054,875 common voting shares outstanding, net of treasury shares with a par value of  $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS, S.A.

Index

PART I − FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at March 31,	As at December 31,
	2011	2010
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2011 - $1,299,689; 2010 - $1,433,868)	$1,358,230	$1,473,862
Short term investments, at fair value (Amortized cost: 2011 - $18,048; 2010 - $14,254)	18,046	14,251
Equity investments, at fair value (Cost: 2011 - $264; 2010 - $7,931)	268	283
Other investments	121,453	119,764
Total investments	1,497,997	1,608,160
Cash and cash equivalents	397,090	345,705
Restricted cash	55,871	43,413
Premium balances receivable	438,426	318,455
Unearned premiums ceded	147,827	68,827
Reinsurance recoverable	90,017	28,183
Accrued interest receivable	14,139	15,599
Receivable for investments sold	75,574	1,795
Deferred acquisition costs	73,905	65,917
Funds withheld	25,256	25,934
Goodwill	16,474	16,381
Intangible assets	32,256	31,549
Asset held for sale	2,300	2,300
Other assets	158,530	146,984
Total assets	$3,025,662	$2,719,202

LIABILITIES
Loss and loss adjustment expense reserves	$1,047,674	$721,314
Unearned premiums	492,748	378,804
Insurance and reinsurance balances payable	140,845	82,134
Payable for investments purchased	18,919	3,106
Long term debt	252,174	251,122
Other liabilities	88,311	86,127
Total liabilities	2,040,671	1,522,607

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued (2011 - 84,502,542; 2010 - 84,474,758) and outstanding (2011 - 70,054,875; 2010 - 68,585,588)	845	845
Common shares held in treasury, at cost (2011 - 14,447,667; 2010 - 15,889,170)	(162,146)	(178,718)
Additional paid-in capital	880,066	904,235
Accumulated other comprehensive loss	(3,301)	(6,178)
Retained earnings	253,329	414,549
Total Flagstone shareholders' equity	968,793	1,134,733
Noncontrolling interest in subsidiaries	16,198	61,862
Total equity	984,991	1,196,595
Total liabilities and equity	$3,025,662	$2,719,202

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended March 31,
	2011	2010

REVENUES
Gross premiums written	$422,151	$400,202
Premiums ceded	(139,991)	(76,421)
Net premiums written	282,160	323,781
Change in net unearned premiums	(31,671)	(106,966)
Net premiums earned	250,489	216,815
Net investment income	9,432	7,285
Net realized and unrealized gains - investments	10,904	9,811
Net realized and unrealized (losses) gains - other	(690)	5,658
Other income	4,611	11,041
Total revenues	274,746	250,610

EXPENSES
Loss and loss adjustment expenses	349,749	127,379
Acquisition costs	51,756	42,837
General and administrative expenses	25,093	41,175
Interest expense	2,946	2,514
Net foreign exchange losses (gains)	9,945	(3,956)
Total expenses	439,489	209,949
(Loss) income before income taxes and interest in earnings of equity investments	(164,743)	40,661
Recovery (provision) for income tax	4,632	(2,852)
Interest in earnings of equity investments	(285)	(259)
Net (loss) income	(160,396)	37,550
Less: (Income) attributable to noncontrolling interest	(824)	(6,046)
NET (LOSS) INCOME ATTRIBUTABLE TO FLAGSTONE	$(161,220)	$31,504

Net (loss) income	$(160,396)	$37,550
Change in currency translation adjustment	2,877	(3,697)
Change in defined benefit pension plan obligation	-	500
Comprehensive (loss) income	(157,519)	34,353
Less: Comprehensive (income) attributable to noncontrolling interest	(824)	(6,046)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO FLAGSTONE	$(158,343)	$28,307

Weighted average common shares outstanding—Basic	69,351,852	82,558,971
Weighted average common shares outstanding—Diluted	69,351,852	82,741,580
Net (loss) income attributable to Flagstone per common share—Basic	$(2.32)	$0.38
Net (loss) income attributable to Flagstone per common share—Diluted	$(2.32)	$0.38
Distributions declared per common share (1)	$0.04	$0.04

 (1) Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the three months ended March 31, 2011	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,196,595	$-	$414,549	$(6,178)	$845	$(178,718)	$904,235	$61,862

Repurchase of preferred shares	(46,488)							(46,488)
Comprehensive income:
Net income	(160,396)	(160,396)	(161,220)					824
Other comprehensive income:
Change in currency translation adjustment	2,877	2,877		2,877
Comprehensive income	(157,519)	$(157,519)
Stock based compensation	(3,005)						(3,005)
Stock compensation exercised from treasury	-					16,572	(16,572)
Distributions declared per common share (1)	(2,801)						(2,801)
Other	(1,791)						(1,791)
Ending balance	$984,991		$253,329	$(3,301)	$845	$(162,146)	$880,066	$16,198

 (1) Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the three months ended March 31, 2010	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,365,814	$-	$324,347	$(6,976)	$850	$(19,750)	$912,547	$154,796

Comprehensive income:
Net income	37,550	37,550	31,504					6,046
Other comprehensive income:
Change in currency translation adjustment	(3,697)	(3,697)		(3,697)
Defined benefit pension plan obligation	500	500		500
Comprehensive income	34,353	$34,353
Stock based compensation	5,463						5,463
Subsidiary stock based compensation	4							4
Shares repurchased and held in treasury	(33,602)					(33,602)
Distributions declared per common share(1)	(3,585)		(3,585)
Ending balance	$1,368,447		$352,266	$(10,173)	$850	$(53,352)	$918,010	$160,846

(1) Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

For the three months ended March 31,
	2011	2010

Cash flows provided by (used in) operating activities:
Net (loss) income	$(160,396)	$37,550
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized gains	(10,214)	(15,469)
Net unrealized foreign exchange losses	1,683	37
Depreciation and amortization expense	1,637	2,164
Share based compensation (recovery) expense	(3,005)	5,211
Interest in earnings of equity investments	285	259
Accretion/amortization on fixed maturity investments	1,110	695
Changes in assets and liabilities, excluding net assets acquired:
Premium balances receivable	(120,238)	(109,074)
Unearned premiums ceded	(78,795)	(30,567)
Reinsurance recoverable	(61,430)	(3,563)
Deferred acquisition costs	(8,061)	(11,525)
Funds withheld	684	(1,693)
Loss and loss adjustment expense reserves	324,560	63,134
Unearned premiums	114,200	136,165
Insurance and reinsurance balances payable	58,692	9,246
Other changes in assets and liabilities, net	(18,744)	(15,069)
Net cash provided by operating activities	41,968	67,501

Cash flows (used in) provided by investing activities:
Purchases of fixed maturity investments	(308,812)	(753,021)
Sales and maturities of fixed maturity investments	394,147	703,700
Purchases of other investments	(3,486)	(202)
Sales and maturities of other investments	(9,068)	22,596
Purchases of fixed assets	(2,246)	(1,628)
Change in restricted cash	(12,458)	61,623
Net cash provided by investing activities	58,077	33,068

Cash flows (used in) provided by financing activities:
Shares repurchased and held in treasury	-	(33,602)
Repurchase of noncontrolling interest	(46,488)	-
Distributions paid per common share (1)	(2,801)	(3,319)
Repayment of long term debt	-	2
Other	(361)	207
Net cash used in financing activities	(49,650)	(36,712)

Effect of foreign exchange rate on cash	990	(3,601)

Increase in cash and cash equivalents	51,385	60,256
Cash and cash equivalents - beginning of year	345,705	352,185
Cash and cash equivalents - end of period	$397,090	$412,441

Supplemental cash flow information:
Receivable for investments sold	$75,574	$41,104
Payable for investments purchased	$18,919	$68,520
Interest paid	$2,318	$2,282

 (1) Distributions paid per common share are in the form of a non-dividend return of capital.  Prior to the Company's redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

1.    ORGANIZATION

Flagstone Reinsurance Holdings, S.A. (“Flagstone” or the “Company”) is a holding company incorporated as a société anonyme under the laws of Luxembourg. On May 14, 2010, the Company’s shareholders approved the redomestication to change the Company’s jurisdiction of incorporation from Bermuda to Luxembourg and the Company thereby discontinued its existence as a Bermuda company as provided in Section 132G of The Companies Act 1981 of Bermuda and continued its existence as a société anonyme under the laws of Luxembourg effective May 17, 2010 (the “Redomestication”).  As a result of the Redomestication, the Company changed its name from Flagstone Reinsurance Holdings Limited to Flagstone Reinsurance Holdings, S.A. The Company was originally incorporated on October 4, 2005 under the laws of Bermuda.

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented.  The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.  This Quarterly Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 2, 2011.

3.    NEW ACCOUNTING PRONOUNCEMENTS

We describe our significant accounting policies in the 2010 Annual Report. There has been no change to our significant accounting policies since December 31, 2010.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

4.       INVESTMENTS

Fixed maturity, short term, equity and other investments

The amortized cost or cost, gross unrealized gains and losses, and fair values as at March 31, 2011 and December 31, 2010 are as follows:

	As at March 31, 2011
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and agency securities	$211,013	$3,859	$(124)	$214,748
U.S. states and political subdivisions	25	1	-	26
Other foreign governments	303,453	19,686	(645)	322,494
Corporates	504,214	24,506	(824)	527,896
Mortgage-backed securities	187,333	9,645	(9)	196,969
Asset-backed securities	93,651	2,490	(44)	96,097
	1,299,689	60,187	(1,646)	1,358,230

Short term investments
Other foreign governments	7,145	-	-	7,145
Corporates	10,903	1	(3)	10,901
	18,048	1	(3)	18,046

Equity investments	264	4	-	268
	264	4	-	268

Other investments
Investment funds	46,048	6,303	(6,020)	46,331
Catastrophe bonds	71,494	928	(95)	72,327
	117,542	7,231	(6,115)	118,658

Totals	$1,435,543	$67,423	$(7,764)	$1,495,202

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.8 million and $3.1 million at March 31, 2011 and December 31, 2010, respectively.

The following table presents the contractual maturity dates of fixed maturity and short term investments and their respective amortized cost and fair value as at March 31, 2011 and December 31, 2010.

	As at March 31, 2011		As at December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value

Due within one year	$47,987	$50,149	$38,558	$39,909
Due after 1 through 5 years	666,912	697,135	808,954	836,825
Due after 5 through 10 years	172,640	180,556	196,683	202,136
Due after 10 years	149,214	155,370	90,788	95,778
Mortgage and asset-backed securities	280,984	293,066	313,139	313,465
Total	$1,317,737	$1,376,276	$1,448,122	$1,488,113

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

.
The following table presents a breakdown of the credit quality of the Company's fixed maturity and short term investments as at March 31, 2011 and December 31, 2010:

	As at March 31, 2011		As at December 31, 2010
	Fair value	Percentage of total	Fair value	Percentage of total
Rating Category
AAA	$832,871	60.5%	$903,230	60.7%
AA	197,275	14.3%	193,302	13.0%
A	223,549	16.3%	262,086	17.6%
BBB	122,581	8.9%	129,495	8.7%
Total	$1,376,276	100.0%	$1,488,113	100.0%

The Company has included credit rating information with respect to our investment portfolio to supplement the reader’s understanding of its composition and its consistency of our investment portfolio with our investment philosophy.

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

Investments in U.S. government agency securities, corporate bonds, mortgage-backed securities, foreign government bonds and asset-backed securities are classified as Level 2 in the fair value hierarchy.  The fair value of these securities is derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history. Catastrophe bonds are classified as Level 2 in the fair value hierarchy as determined by reference to broker indications.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.

Investments in private equity funds and the mortgage-backed investments fund are classified as Level 3 in the fair value hierarchy.  The fair value of the private equity funds is determined by the investment fund managers using the net asset value provided by the administrator or manager of the funds on a quarterly basis and adjusted based on analysis and discussions with the fund managers.  The fair value of the mortgage-backed investment fund is determined by the net asset valuation provided by the independent administrator of the fund.  These valuations are then adjusted for cash flows since the most recent valuation, which is a methodology generally employed in the investment industry.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

As at March 31, 2011 and December 31, 2010, the Company’s investments are allocated among fair value levels as follows:

	Fair Value Measurement at March 31, 2011 using:
		Quoted prices in	Significant other	Significant other
	Fair value	active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Fixed maturity investments
U.S. government and agency securities	$214,748	$131,263	$83,485	$-
U.S. states and political subdivisions	26	-	26	-
Other foreign governments	322,494	-	322,494	-
Corporates	527,896	-	527,896	-
Commercial mortgage-backed securities	243	-	243	-
Residential mortgage-backed securities	196,726	-	196,726	-
Asset-backed securities	96,097	-	96,097	-
	1,358,230	131,263	1,226,967	-

Short term investments
Other foreign governments	7,145	-	7,145	-
Corporates	10,901	-	10,901	-
	18,046	-	18,046	-

Equity investments
Financial services	268	268	-	-
	268	268	-	-

Other investments
Investment funds	46,331	-	-	46,331
Catastrophe bonds	72,327	-	72,327	-
	118,658	-	72,327	46,331

Totals	$1,495,202	$131,531	$1,317,340	$46,331

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	Fair Value Measurement at December 31, 2010 using:
		Quoted prices in	Significant other	Significant other
	Fair value	active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Fixed maturity investments
U.S. government and agency securities	$271,836	$176,831	$95,005	$-
U.S. states and political subdivisions	92	-	92	-
Other foreign government	285,925	-	285,925	-
Corporates	602,544	-	602,544	-
Commercial mortgage-backed securities	1,064	-	1,064	-
Residential mortgage-backed securities	221,793	-	221,793	-
Asset-backed securities	90,608	-	90,608	-
	1,473,862	176,831	1,297,031	-

Short term investments
U.S. government and agency securities	2,998	2,998	-	-
Corporates	11,253	-	11,253	-
	14,251	2,998	11,253	-

Equity investments
Financial services	283	283	-	-
	283	283	-	-

Other investments
Investment funds	39,993	-	-	39,993
Catastrophe bonds	76,691	-	76,691	-
	116,684	-	76,691	39,993

Totals	$1,605,080	$180,112	$1,384,975	$39,993

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.8 million and $3.1 million at March 31, 2011 and December 31, 2010, respectively.

The reconciliation of the fair value for the Level 3 investments for the March 31, 2011, including purchases and sales and change in realized and unrealized gains (losses) in earnings, is set out below:

For the three months ended
March 31, 2011

Fair value, December 31, 2010	$39,993
Total unrealized gains included in earnings	3,018
Purchases	3,476
Sales	(156)
Fair value, March 31, 2011	$46,331

For the Level 3 items still held as of March 31, 2011, the total change in fair value for the three months ended March 31, 2011 was $3.0 million.  Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three months ended March 31, 2011.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Other investments

The Catastrophe bonds pay a variable and fixed interest coupon and generate investment return, and their performance is contingent upon climatological and geological events.

The Company’s investment funds consist of investments in private equity and mortgage-backed investment funds.  As at March 31, 2011 and December 31, 2010, the Company had total outstanding investment commitments of $15.3 million and $13.7 million, respectively. Redemptions from these investments occur at the discretion of the general partner, board of directors or, in other cases, subject to a majority vote by the investors. The Company is not able to redeem a significant portion of these investments prior to 2017.

The following table presents the fair value of the Company’s investments funds as at March 31, 2011 and December 31, 2010:

	As at
	March 31, 2011	December 31, 2010

Private equity funds	$8,575	$8,143
Mortgage-backed investment fund	37,756	31,850
Total	$46,331	$39,993

Pledged assets

The Company holds cash and cash equivalents and fixed maturity investments that were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, Lloyd’s of London requirements and insurance laws.

The total amount of such deposited or pledged cash and cash equivalents and fixed maturity investments as at March 31, 2011 and December 31, 2010 are as follows:

	As at
	March 31, 2011	December 31, 2010

Cash and cash equivalents	$55,871	$43,413
Fixed maturity investments	516,537	539,738
Total	$572,408	$583,151

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

The Company enters into derivative instruments such as interest rate futures contracts, foreign currency forward contracts and currency swaps in order to manage portfolio duration and interest rate risk, borrowing costs and foreign currency exposure.  The Company enters into index futures contracts and total return swaps to gain exposure to the underlying asset or index. The Company also purchases “to be announced” mortgage-backed securities (“TBAs”) as part of its investing activities.  The Company manages the exposure to these instruments in accordance with guidelines established by management and approved by the Company’s Board of Directors (the “Board”).

The Company has entered into certain foreign currency forward contracts for the purpose of hedging its net investments in foreign subsidiaries, and has designated these as hedging instruments.  These foreign currency forward contracts are carried at fair value and the realized and unrealized gains and losses are recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that these are effective as hedges.  All other derivatives are not designated as hedges, and accordingly, these instruments are carried at fair value, with the fair value recorded in other assets or liabilities with the corresponding realized and unrealized gains and losses included in net realized and unrealized gains and losses.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The details of the derivatives held by the Company as at March 31, 2011 and December 31, 2010 are as follows:

As at March 31, 2011

	Asset derivatives	Liability derivatives
	record in	recorded in
	other assets	other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value

Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	$-	$522	$45,792	$(522)
	-	522		(522)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$35	$-	$18,430	$35
Foreign currency forward contracts	12,161	33,228	955,490	(21,067)
Futures contracts	4,145	2,463	1,511,742	1,682
	16,341	35,691		(19,350)
Purpose - exposure
Futures contracts	$3,378	$21	$139,112	$3,357
Mortgage-backed securities TBA	5	-	1,464	5
	3,383	21		3,362

	19,724	35,712		(15,988)

Total derivatives	$19,724	$36,234		$(16,510)

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	As at December 31, 2010
	Asset derivatives recorded in other assets	Liability derivatives recorded in other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value

Derivatives designated as hedging instruments
Foreign currency forward contracts(1)	$-	$534	$43,201	$(534)
	-	534		(534)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$1,020	$17,375	$(1,020)
Foreign currency forward contracts	14,701	19,396	820,114	(4,695)
Futures contracts	1,822	4,125	1,100,498	(2,303)
	16,523	24,541		(8,018)
Purpose - exposure
Futures contracts	$4,866	$223	$170,105	$4,643
Mortgage-backed securities TBA	4	17	4,275	(13)
Other reinsurance derivatives	-	241	-	(241)
	4,870	481		4,389

	21,393	25,022		(3,629)

Total derivatives	$21,393	$25,556		$(4,163)

Designated
	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
	(Effective portion)			(Ineffective portion)
Derivatives designated as hedging instruments	For the three months ended March 31,			For the three months ended March 31,
	2011	2010	Location	2011	2010
Foreign currency forward contracts(1)	$(1,209)	$594	Net realized and unrealized (losses) - other	$(225)	$(25)
	$(1,209)	$594		$(225)	$(25)

(1)Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

Non-Designated
	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the three months ended March 31,
as hedging instruments	Location	2011	2010
Futures contracts	Net realized and unrealized gains - investments	$7,742	$396
Total return swaps	Net realized and unrealized gains - investments	-	1,244
Currency swaps	Net realized and unrealized gains (losses) - other	1,080	(1,087)
Foreign currency forward contracts	Net realized and unrealized (losses) gains - investments	(33,976)	17,462
Foreign currency forward contracts	Net realized and unrealized (losses) gains - other	(1,786)	6,215
Mortgage-backed securities TBA	Net realized and unrealized gains - investments	5	654
Other reinsurance derivatives	Net realized and unrealized gains - other	241	555
		$(26,694)	$25,439

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Foreign currency forward contracts

The Company enters into foreign currency forward contracts for the purpose of hedging its net investment in foreign subsidiaries which are recorded as designated hedges. All other foreign currency forward contracts are not designated as hedges and are entered into for the purpose hedging our foreign currency fixed maturity investments and our net foreign currency operational assets and liabilities.

Futures contracts

The Company uses futures contracts to gain exposure to U.S. equity, global equity, emerging market equity and commodities.  The Company uses interest rate futures contracts to manage the duration of the fixed maturity investments.

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

Fair value disclosure

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as at March 31, 2011 and December 31, 2010 is allocated between levels as follows:

	Fair Value Measurement at March 31, 2011, using:
		Quoted prices	Significant other	Significant other
	Fair value	in active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Description
Futures contracts	$5,039	$5,039	$-	$-
Swaps	35	-	35	-
Foreign currency forward contracts	(21,589)	-	(21,589)	-
Mortgage-backed securities TBA	5	-	5	-
Total derivatives	$(16,510)	$5,039	$(21,549)	$-

For the Level 3 items still held as of March 31, 2011, the total change in fair value for the three months ended March 31, 2011, recorded in net realized and unrealized gains (losses) – other, was $nil.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains (losses), is as follows:
For the three months ended
March 31, 2011
Other reinsurance derivatives
Fair value, December 31, 2010	$(241)
Total unrealized gains included in earnings	241
Fair value, March 31, 2011	$-

Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three months ended March 31, 2011.

6.   GOODWILL AND INTANGIBLES

The following tables detail goodwill and intangible assets as at March 31, 2011 and December 31, 2010:

Goodwill relates to the following reportable segments:	Reinsurance	Lloyd's	Island Heritage	Total
Balance as at December 31, 2010	$3,108	$3,223	$10,050	$16,381
Impact of foreign exchange	-	93	-	93
Balance as at March 31, 2011	$3,108	$3,316	$10,050	$16,474

	Carrying value at beginning of period	Accumulated amortization (1)	Impact of foreign exchange	Carrying value at end of period
Finite life intangibles
Software	$3,368	$(133)	$122	$3,357
Distribution network	2,928	(94)	104	2,938
	$6,296	$(227)	$226	$6,295
Indefinite life intangibles
Lloyd's syndicate capacity	$24,478	$-	$708	$25,186
Licenses	775	-	-	775
	$25,253	$-	$708	$25,961

Total intangible assets	$31,549	$(227)	$934	$32,256

Aggregate amortization expenses (1)
For the three months ended March 31, 2011				$185

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Estimated amortization expense	For the years ending December 31,	Amount

	2011	$723
	2012	695
	2013	670
	2014	647
	2015	627

(1)Accumulated amortization is converted at the end of period foreign exchange rate and amortization expense is converted at an average foreign exchange rate for the period.

7.    MONT FORT RE LIMITED

On March 25, 2011, Mont Fort Re Limited (“Mont Fort”) repurchased 28.1 million preferred shares relating to its third cell, Mont Fort High Layer, for $46.5 million.

The Company has considered the implications of these share repurchases as they relate to the FASB ASC Topic on Consolidations, specifically relating to variable interest entities, and has concluded that the Company remains the primary beneficiary and should continue to consolidate Mont Fort.

8.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three months ended March 31, 2011, the Company incurred interest expense of $2.6 million on the Deferrable Interest Debentures compared to $2.5 million for the same period in 2010.  The Company had $0.8 million of interest payable included in other liabilities at both March 31, 2011 and December 31, 2010.

The Company does not carry its long term debt at fair value on its consolidated balance sheets.  At March 31, 2011, the Company estimated the fair value of its long term debt to be approximately $224.3 million compared to $220.5 million at December 31, 2010.

Letter of credit facilities

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”). On March 5, 2011, both Barclays and Company agreed to amend the Barclays Facility to extend the maturity date to July 29, 2011 to allow for the renegotiation of the agreement. The Barclays Facility is used to support the reinsurance obligations of the Company.  As at March 31, 2011, $32.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $35.9 million of fixed maturity securities from the Company’s investment portfolio.

On April 28, 2010, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”).  The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged.  The Citi Facility now comprises a $275.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $275.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  As at March 31, 2011, $406.6 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $479.6 million of fixed maturity securities from the Company’s investment portfolio.  The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

These facilities are used to provide security to reinsureds and for Funds at Lloyd’s, and they are fully collateralized by the Company, to the extent of the letters of credit outstanding at any given time.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Performance Share Units

The Company’s Performance Share Unit Plan (“PSU Plan”) is the Company’s shareholder approved primary executive long term incentive scheme. Pursuant to the terms of the PSU Plan, at the discretion of the Compensation Committee of the Board, PSUs may be granted to executive officers and certain other key employees. The number of units that will be exercised at the end vesting period is contingent upon the Company meeting certain diluted return-on-equity (“DROE”) goals.

A summary of the activity under the PSU Plan as at March 31, 2011, and changes during the three months ended March 31, 2011, is as follows:

	For the three months ended March 31, 2011
	Number	Weighted average	Weighted average
	expected	grant date	remaining
	to vest	fair value	contractual term

Outstanding at beginning of period	3,998,558	$10.25	0.9
Granted	777,500	12.59
Forfeited	(27,349)	11.07
Performance factor changes	(1,411,109)	10.94
Exercised	(1,372,509)	10.12
Outstanding at end of period	1,965,091	10.77	1.4

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a three year period. Considering the net loss incurred in the three months ended March 31, 2011, and considering the potential impact on the Company’s ability to meet the specified DROE goals, the factor applied to the PSU grants has been reduced. As a result, for the three months ended March 31, 2011, $(4.2) million of compensation expense related to the PSU Plan has been recorded in general and administrative expenses compared to $4.1 million for the same period in 2010. As at March 31, 2011 and December 31, 2010, there was a total of $10.4 million and $12.2 million, respectively, of unrecognized compensation cost related to non−vested PSUs; that cost is expected to be recognized over periods of approximately 1.9 years and 1.5 years, respectively.

Since the inception of the PSU Plan, 1,432,509 PSUs have vested and 2,368,658 PSUs have been cancelled.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Restricted Share Units

The purpose of the Company’s Restricted Share Unit Plan (the “RSU Plan”) is to encourage certain employees and directors of the Company to further the development of the Company and to attract and retain key employees for the Company’s long term success. The RSUs granted to employees vest over a period of approximately two years and RSUs granted to directors vest on the grant date.

A summary of the activity under the RSU Plan as at March 31, 2011, and changes during the three months ended March 31, 2011, is as follows:

	For the three months ended March 31, 2011
	Number	Weighted average	Weighted average
	expected to	grant date	remaining
	vest	fair value	contractual term

Outstanding at beginning of period	577,213	$11.08	0.3
Granted	207,614	12.60
Forfeited	(10,500)	11.44
Exercised	(159,400)	10.21
Outstanding at end of period	614,927	11.81	0.6

Unrecognized compensation cost related to non-vested RSUs was $2.2 million and $0.9 million at March 31, 2011 and December 31, 2010, respectively, and is expected to be recognized over a period of approximately 1.4 year and 1.0 year, respectively.  Compensation expenses related to the RSU Plan of $1.2 million were recorded in general and administrative expenses for the three months ended March 31, 2011 compared to $1.1 million for the same period in 2010.

Since the inception of the RSU Plan in July 2006, 544,492 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled. During the three months ended March 31, 2011 and 2010, 63,964 and 64,896 RSUs were granted to the directors, respectively. During both the three months ended March 31, 2011 and 2010, no RSUs granted to directors were converted into common shares of the Company as elected by the directors.

The Company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of both PSUs and RSUs outstanding as at March 31, 2011 was $17.7 million and $5.5 million, respectively.

10.       EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2011 and 2010 is as follows:

	For the three months ended March 31,
	2011	2010

Basic earnings per common share
Net (loss) income attributable to Flagstone	$(161,220)	$31,504
Weighted average common shares outstanding	69,025,875	82,288,918
Weighted average vested restricted share units	325,977	270,053
Weighted average common shares outstanding—Basic	69,351,852	82,558,971
Basic (loss) earnings per common share	$(2.32)	$0.38

Diluted earnings per common share
Net (loss) income attributable to Flagstone	$(161,220)	$31,504
Weighted average common shares outstanding	69,025,875	82,288,918
Weighted average vested restricted share units outstanding	325,977	270,053
	69,351,852	82,558,971
Share equivalents:
Weighted average unvested restricted share units	-	182,609
Weighted average common shares outstanding—Diluted	69,351,852	82,741,580
Diluted (loss) earnings per common share	$(2.32)	$0.38

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Dilutive share equivalents have been excluded in the weighted average common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  The number of anti-dilutive share equivalents that were excluded in the computation of diluted earnings per share for the three months ended March 31, 2011 was 150,267.  Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at March 31, 2011 and 2010, there were 1,965,091 and 4,130,213 PSUs expected to vest, respectively.  The maximum number of common shares that could be issued under the PSU Plan at March 31, 2011 and 2010 was 4,962,078 and 5,457,105, respectively. Also, at March 31, 2011 and 2010, there was a warrant outstanding which would result in the issuance of 630,194 and 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.
11.   SHAREHOLDERS’ EQUITY

Common shares

At March 31, 2011, the total authorized common voting shares of the Company were 300,000,000, with a par value of $0.01 per common share (December 31, 2010 – 300,000,000).

The following table is a summary of the common shares issued and outstanding for the periods ending March 31, 2011 and December 31, 2010:

	For the periods ended
	March 31, 2011	December 31, 2010
Common voting shares:
Balance at beginning of period	68,585,588	82,985,219
Conversion of performance share units (1)	1,339,379	-
Conversion of restricted share units (1)	129,908	10,499
Shares repurchased and cancelled	-	(520,960)
Shares repurchased and held in treasury	-	(13,889,170)
Balance at end of period	70,054,875	68,585,588

(1)Conversion of performance share units and restricted share units are net of shares withheld for the payment of tax on the employee's behalf.

12.   LEGAL PROCEEDINGS

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  Such proceedings often involve reinsurance contract disputes which are typical for the insurance and reinsurance industry. As at March 31, 2011, the Company was not a party to any material litigation or arbitration proceedings.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes and interest in earnings of equity investments, total assets, and ratios for each reportable segment for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31, 2011
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$366,702	$48,530	$20,946	$(14,027)	$422,151
Premiums ceded	(118,761)	(20,526)	(14,731)	14,027	(139,991)
Net premiums written	247,941	28,004	6,215	-	282,160
Net premiums earned	$212,292	$37,827	$370	$-	$250,489
Other related income	469	948	7,303	(4,504)	4,216
Loss and loss adjustment expenses	(310,899)	(38,414)	(436)	-	(349,749)
Acquisition costs	(42,347)	(9,386)	(4,527)	4,504	(51,756)
General and administrative expenses	(17,170)	(5,715)	(2,208)	-	(25,093)
Underwriting (loss) income	$(157,655)	$(14,740)	$502	$-	$(171,893)

Loss ratio (2)	146.4%	101.6%	5.7%		139.6%
Acquisition cost ratio (2)	19.9%	24.8%	59.0%		20.7%
General and administrative expense ratio (2)	8.1%	15.1%	28.8%		10.0%
Combined ratio (2)	174.4%	141.5%	93.5%		170.3%
Total assets	$2,604,508	$319,545	$101,609		$3,025,662

Reconciliation:
Underwriting loss					$(171,893)
Net investment income					9,432
Net realized and unrealized gains - investments					10,904
Net realized and unrealized losses - other					(690)
Other income					395
Interest expense					(2,946)
Net foreign exchange losses					(9,945)
Loss before income taxes and interest in earnings of equity investments					$(164,743)

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	For the three months ended March 31, 2010
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$342,692	$52,189	$17,762	$(12,441)	$400,202
Premiums ceded	(66,855)	(11,605)	(10,402)	12,441	(76,421)
Net premiums written	275,837	40,584	7,360	-	323,781
Net premiums earned	$178,971	$35,688	$2,156	$-	$216,815
Other related income	470	8,644	5,606	(3,884)	10,836
Loss and loss adjustment expenses	(97,558)	(29,428)	(393)	-	(127,379)
Acquisition costs	(33,735)	(8,994)	(3,992)	3,884	(42,837)
General and administrative expenses	(34,057)	(4,942)	(2,176)	-	(41,175)
Underwriting income	$14,091	$968	$1,201	$-	$16,260

Loss ratio (2)	54.5%	82.5%	5.1%		58.8%
Acquisition cost ratio (2)	18.8%	25.2%	51.4%		19.8%
General and administrative expense ratio (2)	19.0%	13.8%	28.0%		19.0%
Combined ratio (2)	92.3%	121.5%	84.5%		97.6%
Total assets	$2,514,019	$211,503	$91,897		$2,817,419

Reconciliation:
Underwriting income					$16,260
Net investment income					7,285
Net realized and unrealized gains - investments					9,811
Net realized and unrealized gains - other					5,658
Other income					205
Interest expense					(2,514)
Net foreign exchange gains					3,956
Income before income taxes and interest in earnings of equity investments					$40,661

(1) Inter−segment eliminations relate to Flagstone Suisse quota share arrangements with Island Heritage and Lloyd's.
(2) For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

14.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued and has determined that there were no subsequent events that require disclosure.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at March 31, 2011 and December 31, 2010, and our results of operations for the three months ended March 31, 2011 and 2010.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (our “2010 Annual Report”), filed with the SEC on March 2, 2011.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” contained in the 2010 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

References in this Quarterly Report to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings, S.A. and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Flagstone Syndicate Management Limited (formerly Marlborough Underwriting Agency Limited), its United Kingdom Lloyd's of London managing agency, Island Heritage Holdings Ltd., its Cayman Islands based insurance holding company, Flagstone Reinsurance Africa Limited, its South African reinsurance company, Mont Fort Re Ltd., its wholly-owned Bermuda reinsurance company, and any other direct or indirect wholly-owned subsidiary, unless the context suggests otherwise. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA, its wholly-owned subsidiaries and its Bermuda branch. References to “FSML” refer to Flagstone Syndicate Management Limited, its wholly-owned subsidiaries and Syndicate 1861.  References to “Island Heritage” refer to Island Heritage Holdings Ltd. and its subsidiaries. References to “Flagstone Africa” refer to Flagstone Reinsurance Africa Limited.  References to “Mont Fort” refer to Mont Fort Re Ltd. References in this Quarterly Report to “dollars” or “$” are to the lawful currency of the United States of America (the “U.S.”), unless the context otherwise requires.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts, percentages or unless otherwise stated. References in this Quarterly Report to (i) “foreign currency” are to currencies other than U.S. dollars and (ii) “foreign exchange” transactions or “foreign investments” are to transactions or investments, respectively, involving currencies other than U.S. dollars, in each case unless the context otherwise requires.  References in this Quarterly Report to “foreign subsidiaries” are to subsidiaries of Flagstone that are not domiciled in the U.S. or whose primary transactions are in foreign currency.

Executive Overview

We are a global reinsurance and insurance company. Our management views us as being organized into three business segments: Reinsurance, Lloyd’s and Island Heritage. Through our Reinsurance segment, we write primarily property, property catastrophe and short-tail specialty and casualty insurance and reinsurance.  Through our Lloyd’s segment, we write primarily property and short-tail specialty and casualty insurance and reinsurance focused on the energy, hull, cargo, marine liability, engineering, and aviation business sectors. Island Heritage primarily writes property insurance for homes, condominiums, office buildings and automobiles in the Caribbean region.

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”) and our fiscal year ends on December 31.  Because a substantial portion of the reinsurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the specific coverages we offer to clients affected by these events.  This may result in volatility in our results of operations and financial condition.  In addition, the amount of premiums written with respect to any particular line of business may vary from quarter to quarter and year to year as a result of changes in market conditions.

We measure our financial success through long term growth in diluted book value per share plus accumulated distributions measured over intervals of three years. We believe this is the most appropriate measure of our performance, a measure that focuses on the return provided to our common shareholders. Diluted book value per share is obtained by dividing Flagstone shareholders’ equity by the number of common shares and common share equivalents outstanding including all potentially dilutive securities such as a warrant, Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”).

We derive our revenues primarily from net premiums earned on the reinsurance and insurance policies we write, net of any retrocessional or reinsurance coverage purchased, income from our investment portfolio, and fees for services provided.  Premiums are generally a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are normally due in installments and earned over the contract term, which ordinarily is 12 or 24 months.

Income from our investment portfolio primarily comprises interest on fixed maturity, short term investments and cash and cash equivalents and net realized and unrealized gains (losses) on our investment portfolio including our derivative positions, net of investment expenses.

Index

Our expenses consist primarily of the following: loss and loss adjustment expenses (“LAE”) incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our Performance Share Unit Plan (“PSU Plan”) and Restricted Share Unit Plan (“RSU Plan”), and other general operating expenses; interest expense related to our debt obligations; and noncontrolling interest, which represents the interest of external parties with respect to the net income of Mont Fort, Island Heritage, and Flagstone Africa.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income to date has been earned in Bermuda, a non-taxable jurisdiction, the tax impact on our operations has historically been minimal. The Company is now a Luxembourg tax resident entity due to its change of jurisdiction of incorporation from Bermuda to Luxembourg effective May 17, 2010 (the “Redomestication”); therefore, it will be subject to Luxembourg corporate income tax, municipal business tax, withholding tax, and net wealth tax. Our management attempts to minimize the income tax impact on the Company through effective tax planning.

As seen across the industry, the first quarter of 2011 was extremely challenging given the large number of significant international catastrophes.  While our diversification remains a key strategic differentiator, and has over time resulted in an excellent long-term loss ratio, the international loss activity in the quarter reached record high levels, a historical anomaly which is reflected in our results.  However, we believe our overall capitalization remains strong and more than sufficient to withstand A.M. Best’s capital stress test which considers additional shock losses for future events.  Combined with our conservative investment portfolio, we are solidly positioned to continue our prudent underwriting practices while providing award winning service and high-quality capacity to our valued clients.

We remained disciplined to start the year, and in the North American book we reduced some of our catastrophe risk on business we felt was not adequately priced.  However, due to the amount of global first quarter loss activity, coupled with the potential impact from the recent catastrophe model changes, we have seen an increased demand for catastrophe coverage and a corresponding hardening of rates.  Internationally, the first quarter of 2011 was dominated by a historically unprecedented series of losses, beginning in Australia and New Zealand and culminating with the Tohoku earthquake. As a result of these losses, we have seen a significant increase in rates for business in loss affected areas.

Critical Accounting Policies

Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the 2010 Annual Report.  Our critical accounting policies at March 31, 2011 have not changed compared to December 31, 2010.

It is important to understand our accounting policies in order to understand our financial position and results of operations.  Our unaudited condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required our management to make assumptions and best estimates to determine the reported values.  If events or other factors, including those described in Item 1A, “Risk Factors,” of the 2010 Annual Report, cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

Results of Operations - For the Three Months Ended March 31, 2011 and 2010

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

For the three months ended
U.S. dollar (weakened) strengthened against:	March 31, 2011

Canadian dollar	(2.6)%
Swiss franc	(1.8)%
Euro	(6.1)%
British pound sterling	(2.9)%
Indian rupee	(0.3)%
South African rand	2.6%

Index

Summary Overview

The following table sets forth selected key financial information for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010	$ Change	% Change

Underwriting (loss) income	$(171,893)	$16,260	$(188,153)	NM (3)
Net investment income	$9,432	$7,285	$2,147	29.5%
Net realized and unrealized gains - investments	$10,904	$9,811	$1,093	11.1%
Net realized and unrealized (losses) gains - other	$(690)	$5,658	$(6,348)	(112.2)%
Net (loss) income attributable to Flagstone	$(161,220)	$31,504	$(192,724)	NM (3)

Net (loss) income attributable to Flagstone per common share - Basic	$(2.32)	$0.38	$(2.70)
Net (loss) income attributable to Flagstone per common share - Diluted(1)	$(2.32)	$0.38	$(2.70)
Loss ratio	139.6%	58.8%
Expense ratio	30.7%	38.8%
Combined ratio	170.3%	97.6%

	As at
	March 31,	December 31,
	2011	2010	$ Change	% Change
Basic book value per common share	$13.77	$16.48	$(2.71)	(16.4)%
Diluted book value per common share	$13.34	$15.51	$(2.17)	(14.0)%
Diluted book value per common share plus accumulated distributions(2)	$13.94	$16.07	$(2.13)	(13.3)%

(1)Net (loss) income attributable to Flagstone per common share - Diluted for the three months ended March 31, 2011 does not contain the effect of:
a. a warrant conversion as this would be anti-dilutive for U.S. GAAP purposes
  b. the PSU conversion until the end of the performance period, when the number of shares issuable under the PSU Plan will be known. There were 1,965,091 PSU's expected to vest under the PSU plan as at March 31, 2011.

(2)Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Redomestication, such distributions were in the form of dividends.
(3)NM - not meaningful.

The decrease in underwriting income in the three months ended March 31, 2011, is primarily due to significant catastrophe losses (net of reinsurance and reinstatements) in the period compared to the same period last year. The four main events in the three months ended March 31, 2011, are:

•	Australian floods ($34.4 million; Reinsurance segment - $30.4 million, Lloyd’s segment - $4.0 million);

•	cyclone Yasi ($31.0 million; Reinsurance segment - $31.0 million, Lloyd’s segment - $ nil);

•	New Zealand earthquake ($81.5 million; Reinsurance segment - $79.8 million, Lloyd’s segment - $1.7 million): and

•	Japan earthquake and tsunami ($109.7 million; Reinsurance segment - $97.9 million, Lloyd’s segment - $11.8 million).

The decrease in the net realized and unrealized gains and losses – other, for the three months ended March 31, 2011, is primarily due to net losses associated with the currency swaps and foreign currency forward contracts used for hedging, as a result of currency fluctuation.

These items are discussed in more detail in the following sections.

Index

Non-GAAP Reconciliation

In addition to the U.S. GAAP financial measures set forth in this Quarterly Report, we have presented “basic book value per common share” and “diluted book value per common share”, which are non-GAAP financial measures.  Our management uses growth in diluted book value per common share as a prime measure of the value we are generating for our common shareholders, as we believe that growth in our diluted book value per common share ultimately translates into growth in our stock price.

Basic book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares outstanding at the end of the period plus vested RSUs, giving no effect to dilutive securities.  Diluted book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period including all potentially dilutive securities such as a warrant, PSUs and RSUs. When the effect of securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per common share.  The warrant was anti-dilutive and was excluded from the calculation of diluted book value per common share as at March 31, 2011 and December 31, 2010.

While we believe that these non-GAAP financial measures provide useful supplemental information to investors, there are limitations associated with the use of these non-GAAP financial measures. Basic book value per common share does not reflect the number of common shares that may be issued upon vesting or exercise of dilutive securities. On the other hand, by giving effect to dilutive securities, diluted book value per common share takes into account common share equivalents and not just the number of common shares actually outstanding. These non-GAAP financial measures are not prepared in accordance with GAAP, are not based on any comprehensive set of accounting rules or principles, are not reported by all of our competitors and may not be directly comparable to similarly titled measures of our competitors due to potential differences in the exact method of calculation. In light of these limitations, we use these non-GAAP financial measures only as supplements to GAAP financial measures and provide a reconciliation of the non-GAAP financial measures to their most comparable GAAP financial measures.

	As at
	March 31, 2011	December 31, 2010

Flagstone shareholders' equity	$968,793	$1,134,733
Potential net proceeds from assumed:
Exercise of PSU (1)	-	-
Exercise of RSU (1)	-	-
Conversion of warrant (2)	-	-
Diluted Flagstone shareholders' equity	$968,793	$1,134,733

Cumulative distributions paid per outstanding common share (3)	$0.60	$0.56

Common shares outstanding - end of period	70,054,875	68,585,588
Vested RSUs	325,977	262,013
Total common shares outstanding - end of period	70,380,852	68,847,601

Potential shares to be issued:
PSUs expected to vest	1,965,091	3,998,558
RSUs outstanding	288,950	315,200
Conversion of warrant (2)	-	-
Common shares outstanding - diluted	72,634,893	73,161,359

Basic book value per common share	$13.77	$16.48

Diluted book value per common share	$13.34	$15.51

Basic book value per common share plus accumulated distributions	$14.37	$17.04

Diluted book value per common share plus accumulated distributions	$13.94	$16.07

Distributions per common share paid during the period (3)	$0.04	$0.16

(1)No proceeds due when exercised
(2)Below strike price - not dilutive
(3)Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Redomestication, such distributions were in the form of dividends.

Index

Outlook and Trends

On March 20, 2011, Moody’s Investors Service placed the financial strength rating of the Company and its principal subsidiary, Flagstone Suisse, under review. On March 31, 2011, Fitch Ratings re-affirmed the A- insurer financial strength of Flagstone Suisse and revised its outlook to negative. On April 12, 2011, A.M. Best Co. re-affirmed the A- financial strength rating of Flagstone Suisse and revised its outlook to negative. Currently, the majority of Flagstone Suisse reinsurance contracts permit cancellation if our financial strength rating is downgraded below A- by A.M. Best Co.  A downgrade by any rating organization could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as our customers, and brokers that place such business, move to other competitors with higher financial strength ratings, as well as resulting in negative consequences for our results of operations, cash flows, competitive position and business prospects.  In light of the foregoing and the low returns environment, the losses associated with catastrophic events and reductions in our reserves during the first quarter of 2011, there may potentially exist the situation where it is necessary to raise additional capital in the future. Although we regularly provide financial and other information to rating agencies to both maintain and enhance existing financial strength ratings, we cannot assure that our financial strength ratings will not be downgraded in the future by any of these agencies.

North America

At January 1, 2011, we saw North American catastrophe pricing generally down 7 to 10 percent on a risk adjusted basis, and as such we were content to reduce risk by not renewing underpriced business.  The Northeast was among the more disappointing regions and we believe it has reached a point where an increasing number of programs are no longer supportable on a marginal pricing basis. The only region that saw some price increases was the Midwest, driven by programs directly affected by the high tornado and hail loss activity of the past three years.  Overall, we expect cycle management to play a key role as the year progresses. International large loss activity in the first quarter coupled with the recent catastrophe model change have partially offset this softening trend and increased demand. This positively impacted the April 1 renewals where a number of programs had to re-price from mid single digit % decreases to flat/slight increases in order to get completed. We now foresee North American rates increasing by up to 10% on average for the June and July renewals, and will take the opportunity to strategically underwrite our book of business while offering our capacity and modeling expertise to clients who are impacted by these changes.

Specialty Lines

As in the previous quarter, the treaty and direct and facultative specialty lines remain mixed. We continue to see increasing opportunities in the construction and engineering segment and the marine and energy segments continue to improve following the affects of Deep Horizon and a series of large attritional losses in the first quarter. We are generally seeing improved terms and conditions and are able to take advantage of a better trading environment.  Marine hull rates continue to soften, albeit modestly.  Aviation, with the exception of treaty excess of loss, remains very challenging with significant over capacity in all aviation segments. Property facultative rates in many regions have turned following the numerous international cat losses and we are seeing encouraging signs in many regions.

International

Following the spate of large cat losses in multiple regions over the last 15 months, we are clearly seeing improved terms and conditions in the majority of regions.  This was clearly observed with the April 1 renewals in Japan and Europe and the improved rating levels are expected for the remainder of 2011, with renewals occurring in many loss affected regions. We continue to receive great support from our core global clients and are well position to take advantage of the improved trading conditions for the remainder of 2011.  We continue to reduce our exposures in the more competitive markets, especially Asia (excluding Japan) and the Middle East.

Underwriting Results by Segment

Our management views us as being organized into three reportable segments: Reinsurance, Lloyd’s and Island Heritage.  We regularly review our financial results and assess our performance on the basis of these three reportable segments in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

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

Index

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

Gross Premiums Written

Details of the consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	For the three months ended March 31,
	2011		2010
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance and Lloyd's (1)
Property catastrophe	$201,862	47.8%	$208,256	52.1%
Property	83,316	19.7%	71,586	17.9%
Short-tail specialty and casualty	116,027	27.5%	102,598	25.6%
Island Heritage
Insurance	20,946	5.0%	17,762	4.4%
Total	$422,151	100.0%	$400,202	100.0%

	For the three months ended March 31,
	2011		2010
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (2)
Caribbean(3)	$23,599	5.6%	$22,111	5.5%
Europe	81,819	19.4%	77,082	19.3%
Japan and Australasia	43,852	10.4%	20,007	5.0%
North America	125,654	29.8%	139,087	34.8%
Worldwide risks (4)	122,679	29.0%	119,021	29.7%
Other	24,548	5.8%	22,894	5.7%
Total	$422,151	100.0%	$400,202	100.0%

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

Index

Premiums Ceded

In the normal course of our business, we purchase reinsurance in order to manage our exposures. The amount and type of reinsurance that we enter into is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of our gross premiums written during a particular period.

The majority of our contracts are excess-of-loss contracts covering one or more lines of business. To a lesser extent we have also purchased quota share reinsurance with respect to specific lines of business. We also purchase protection through catastrophe bond structures, Valais Re and Montana Re, and industry loss warranty policies (“ILWs”) which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.  Reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.

Various factors will continue to affect our appetite and capacity to write and retain risk.  These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, our available capital, evolving industry-wide capital requirements, increased competition, and other considerations.

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31, 2011
	2011	2010	$ Change	% Change

Property catastrophe reinsurance	$209,745	$215,392	$(5,647)	(2.6)%
Property reinsurance	65,799	52,126	13,673	26.2%
Short tail specialty and casualty reinsurance	91,158	75,174	15,984	21.3%
Gross premiums written	366,702	342,692	24,010	7.0%
Premiums ceded	(118,761)	(66,855)	(51,906)	77.6%
Net premiums written	247,941	275,837	(27,896)	(10.1)%
Net premiums earned	212,292	178,971	33,321	18.6%
Other related income	469	470	(1)	(0.2)%
Loss and loss adjustment expenses	(310,899)	(97,558)	(213,341)	218.7%
Acquisition costs	(42,347)	(33,735)	(8,612)	25.5%
General and administrative expenses	(17,170)	(34,057)	16,887	(49.6)%
Underwriting (loss) income	$(157,655)	$14,091	$(171,746)	NM (1)

Loss ratio	146.4%	54.5%
Acquisition cost ratio	19.9%	18.8%
General and administrative expense ratio	8.1%	19.0%
Combined ratio	174.4%	92.3%

(1)NM - not meaningful.

•
The decrease in net underwriting results is primarily related to incurred losses on more significant catastrophic events in 2011 (Australian floods, cyclone Yasi, New Zealand earthquake and the Japan earthquake and tsunami), as compared to the same period in 2010 (Chile earthquake).

•
The increase in gross property and short tail specialty and casualty reinsurance premiums written is primarily due to increased business with existing clients and the addition of new clients.  The decrease in gross property catastrophe reinsurance premiums is due to reduction in exposure for the January 1 renewals, partially offset by the increase in reinstatement premiums due to higher catastrophe losses in the first quarter of 2011. During the three months ended March 31, 2011, we recorded $12.0 million of gross reinstatement premiums compared to $3.6 million recorded for the same period in 2010. The increase was due to higher catastrophe losses in the current quarter.

•
Premiums ceded were 32.4% of gross reinsurance premiums written compared to 19.5% for the same period in 2010. The increase is primarily related to the purchase of additional reinsurance protection to reduce our net exposure to catastrophic events and reinstatement premiums incurred on our ceded reinsurance due to the loss activity in the first quarter of 2011.

•
The increase in the loss ratio compared to the first quarter of 2010 is primarily due to more significant losses from catastrophic events in the current quarter, including net incurred losses related to the Australian floods ($30.5 million), cyclone Yasi ($31.0 million), New Zealand earthquake ($76.1 million) and the Japan earthquake and tsunami ($99.8 million) compared to the same period in 2010, which included losses related to the Chile earthquake ($57.5 million).

Index

•
Each quarter we revisit our loss estimates for previous catastrophe events. During the quarter ended March 31, 2011, based on updated estimates provided by clients and brokers, we recorded net adverse developments for prior accident years of $9.3 million, mostly related to Hurricane Ike, a 2008 event. A significant increase in claims was reported from one major cedant due to lawsuits filed before the statute expired. During the first quarter of 2010, the net favorable developments for prior catastrophe events were $7.6 million. In addition, the first quarter of 2010 included $17.1 million of favorable reserves development as a result of revising our actuarial assumptions to take into account our loss experience since inception.

•
The decrease in general and administrative expenses is primarily the result of our focus, implemented during 2010, on lowering and rationalizing costs and expenses, including the disposal of corporate aircraft. In addition, as a result of the net loss incurred in the three months ended March 31, 2011, performance based compensation expectations have been adjusted downward.

Lloyd’s Segment

Below is a summary of the underwriting results and ratios for our Lloyd's segment for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010	$ Change	% Change

Property reinsurance	$17,517	$19,459	$(1,942)	(10.0)%
Short tail specialty and casualty reinsurance	31,013	32,730	(1,717)	(5.2)%
Gross premiums written	48,530	52,189	(3,659)	(7.0)%
Premiums ceded	(20,526)	(11,605)	(8,921)	76.9%
Net premiums written	28,004	40,584	(12,580)	(31.0)%
Net premiums earned	37,827	35,688	2,139	6.0%
Other related income	948	8,644	(7,696)	(89.0)%
Loss and loss adjustment expenses	(38,414)	(29,428)	(8,986)	30.5%
Acquisition costs	(9,386)	(8,994)	(392)	4.4%
General and administrative expenses	(5,715)	(4,942)	(773)	15.6%
Underwriting (loss) income	$(14,740)	$968	$(15,708)	NM (1)

Loss ratio	101.6%	82.5%
Acquisition cost ratio	24.8%	25.2%
General and administrative expense ratio	15.1%	13.8%
Combined ratio	141.5%	121.5%

(1)NM - not meaningful.

•	The decrease in the gross property reinsurance premiums written is primarily attributable to our decision to decline the renewal of certain business due to unfavorable pricing terms.

•
Premiums ceded were 42.3% of gross premiums written compared to 22.2% of gross premiums written for the same period in 2010. The increase in the premiums ceded ratio is primarily due to changes in the timing of certain reinsurance contracts, which now incept at January 1, together with the purchase of additional reinsurance coverage in 2011.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $6.1 million compared to $5.3 million for the same period in 2010. This amount is eliminated upon consolidation.

•
Other related income, derived from services provided to syndicates and third parties, decreased primarily as a result of the recognition of profit commission from Syndicate 1861’s 2007 year of account, recorded in the first quarter of 2010, in the amount of $7.0 million.

•
The increase in the loss ratio compared to the first quarter of 2010 was primarily due to more significant losses from catastrophic events in the current quarter, including net incurred losses related to the Australian floods ($4.0 million), New Zealand earthquake ($1.7 million) and the Japan earthquake and tsunami ($12.5 million) compared to the same period in 2010, which included losses related to the Chile earthquake ($2.5 million).

Index

Island Heritage Segment

Below is a summary of the underwriting results and ratios for our Island Heritage segment for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010	$ Change	% Change

Gross premiums written	$20,946	$17,762	$3,184	17.9%
Premiums ceded	(14,731)	(10,402)	(4,329)	41.6%
Net premiums written	6,215	7,360	(1,145)	(15.6)%
Net premiums earned	370	2,156	(1,786)	(82.8)%
Other related income	7,303	5,606	1,697	30.3%
Loss and loss adjustment expenses	(436)	(393)	(43)	10.9%
Acquisition costs	(4,527)	(3,992)	(535)	13.4%
General and administrative expenses	(2,208)	(2,176)	(32)	1.5%
Underwriting income	$502	$1,201	$(699)	(58.2)%

Loss ratio (1)	5.7%	5.1%
Acquisition cost ratio (1)	59.0%	51.4%
General and administrative expense ratio (1)	28.8%	28.0%
Combined ratio (1)	93.5%	84.5%

(1)For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

•	The increase in gross premiums written is primarily related to continued growth in the Bahamas. Contracts are written on a per risk basis and consist primarily of property lines.

•	Premiums ceded were 70.3% of gross premiums written compared to 58.6% of gross premiums written for the same period in 2010.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $7.9 million compared to $7.1 million for the same period in 2010. This amount is eliminated on consolidation.

•	Net premiums earned for 2011 were lower compared to the same period in 2010, primarily due to the difference in the reinsurance program in place for both years.

Investment Results

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity and is managed to produce a total return.  In assessing returns under this approach we include investment income and realized and unrealized gains and losses generated by the investment portfolio.

The total return on our investment portfolio, excluding noncontrolling interests in the investment portfolio, comprises investment income and realized and unrealized gains and losses on investments.

	For the three months ended March 31,
	2011	2010	% Change
Investment portfolio return	1.0%	0.8%	0.2%

•
The change in the return on invested assets during three months ended March 31, 2011, compared to the same period in 2010 is primarily due to positive performance of commodities markets and other investments.

Index

Net investment income

Net investment income is derived from interest earned on investments, reduced by investment management and custody fees.  We allocate expenses directly related to investments to investment income.

The following table sets forth investment income for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010	$ Change
Cash and cash equivalents	$539	$51	$488
Fixed maturity investments	9,902	7,459	2,443
Short term investments	207	377	(170)
Other investments	(59)	350	(409)
Investment expenses	(1,157)	(952)	(205)
Net investment income	$9,432	$7,285	$2,147

•	The increase in net investment income is principally due to an increase in yield caused by differences in asset allocation.

Net realized and unrealized gains and losses – investments

Net realized and unrealized gains and losses – investments comprises fixed maturities, equities, other investments, and investment portfolio derivatives.  We enter into investment portfolio derivatives including global equity, global bond, commodity futures, TBAs, total return swaps and interest rate swaps.  We enter into index futures contracts and total return swaps to gain or reduce our exposure to an underlying asset or index.  We also purchase TBAs as part of our investing activities.  We enter into interest rate swaps and interest rate futures in order to manage portfolio duration and interest rate risk. Exposure to these instruments is managed based on guidelines established by management and is approved by the Board.

The following table is a breakdown of the net realized and unrealized gains (losses) - investments for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010	$ Change

Net realized gains on fixed maturities	$14,123	$2,587	$11,536
Net unrealized gains (losses) on fixed maturities	19,064	(13,248)	32,312
Net unrealized losses on equities	(31)	(63)	32
Net realized and unrealized (losses) gains on derivative instruments - investments (see table below)	(26,229)	19,756	(45,985)
Net realized and unrealized gains on other investments	3,977	779	3,198
Total net realized and unrealized gains - investments	$10,904	$9,811	$1,093

	For the three months ended March 31,
	2011	2010	$ Change

Futures contracts	$7,742	$396	$7,346
Total return swaps	-	1,244	(1,244)
Foreign currency forward contracts	(33,976)	17,462	(51,438)
Mortgage-backed securities TBA	5	654	(649)
Net realized and unrealized (losses) gains on derivatives - investments	$(26,229)	$19,756	$(45,985)

•
The positive change in net realized and unrealized gains on the fixed maturities was largely offset by the negative change in net realized and unrealized losses on foreign exchange forward contract derivatives which are used for foreign exchange hedging of the non-U.S. dollar bonds. The remaining change is due to tightening of credit spreads in the first quarter of 2010.

•	The change in net realized and unrealized gains on other investments is primarily due to net realized and unrealized gains on catastrophe bonds and investment funds.

•	The change in net realized and unrealized gains on futures contracts is primarily due to positive performance of commodities markets and our duration hedge.

Index

Treasury Hedging and Other

Net realized and unrealized gains and losses – other

Our policy is to hedge the majority of our currency exposure with derivative instruments such as currency swaps and foreign currency forward contracts.

Currency swaps and foreign currency forward contacts are used to hedge the economic currency exposure of our investment in foreign subsidiaries and to hedge operational balances such as premiums receivable, loss reserves and the portion of our long term debt issued in Euros.

Reinsurance derivatives relate to ILWs that are structured as derivative transactions.  The amounts shown in the tables below are premiums earned on ILWs.

The following table is the breakdown of net realized and unrealized gains - other for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010	$ Change

Currency swaps	$1,080	$(1,087)	$2,167
Foreign currency forward contracts	(2,011)	6,190	(8,201)
Reinsurance derivatives	241	555	(314)
Net realized and unrealized (losses) gains - other	$(690)	$5,658	$(6,348)

•
The net losses associated with the currency swaps and foreign currency forward contracts are due to currency fluctuations which are partially offset by gains recorded through balance sheet currency revaluations and on operational hedges on reinsurance balances.

Interest Expense

Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  Interest expense was $2.9 million for the three months ended March 31, 2011, compared to $2.5 million for the three months ended March 31, 2010.

Foreign Exchange

For the three months ended March 31, 2011, we experienced net foreign exchange losses of $9.9 million compared to net foreign exchange gains of $4.0 million for the three months ended March 31, 2010.   This decrease is primarily due to impact of the weakening U.S. dollar on our liabilities. Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains and losses – other” in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Income Tax Expense

We have subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the  jurisdictions in which they operate. The significant jurisdictions in which our subsidiaries are subject to tax are South Africa, Canada, India, Switzerland, U.S. Virgin Islands (“USVI”), United Kingdom, and the U.S.  However because the majority of our income to date has been earned in Bermuda where we are exempt from income tax, the impact of income taxes to date has been minimal.

During the three months ended March 31, 2011, income tax recovery was $4.6 million compared to income tax expense of $2.9 million for the three months ended March 31, 2010. The change is primarily attributable to the recognition of a deferred tax asset on tax loss carryforward in the U.K and to lower taxable income in tax jurisdictions.

Index

Noncontrolling Interest

The following table is the breakdown of income attributable to noncontrolling interest in the unaudited condensed consolidated statements of operations into its various components:

	For the three months ended March 31,
	2011	2010

Income attributable to Mont Fort	$556	$5,517
Income attributable to Island Heritage	268	573
Other	-	(44)
Income attributable to noncontrolling interest	$824	$6,046

The portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders and Island Heritage’s net income and shareholders’ equity attributable to minority shareholders are recorded as noncontrolling interest in accordance with the FASB ASC Topic on Consolidation.

Comprehensive (Loss) Income

The following table is the breakdown of comprehensive (loss) income in the unaudited condensed consolidated statements of operations into its various components:

	For the three months ended March 31,
	2011	2010

Net (loss) income	$(160,396)	$37,550
Change in currency translation adjustment	2,877	(3,697)
Change in defined benefit pension plan obligation	-	500
Comprehensive (loss) income	(157,519)	34,353
Less: Comprehensive (income) attributable to noncontrolling interest	(824)	(6,046)
Comprehensive (loss) income attributable to Flagstone	$(158,343)	$28,307

The currency translation adjustment is a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  We have entered into certain foreign currency forward contracts that we have designated as hedges in order to hedge our net investment in foreign subsidiaries. To the extent that the contracts are effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment. We designated $45.8 million and $43.2 million of foreign currency forwards contractual value as hedge instruments, which had fair a value of $(0.5) million and $(0.5) million, at March 31, 2011 and December 31, 2010, respectively. We recorded $1.2 million of realized and unrealized foreign exchange losses during the three months ended March 31, 2011 and $0.6 million of realized and unrealized foreign exchange gains during the three months ended March 31, 2010.

Financial Condition, Liquidity, and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at March 31, 2011, comprised 88.7% fixed maturities, short-term investments and cash and cash equivalents, 5.6% equities and the balance in other investments.  We believe that substantially all of our investments can be liquidated and converted into cash within a very short period of time. However, our investment funds, which represent 2.4% of our total investments and cash and cash equivalents at March 31, 2011, do not trade in active markets and are subject to redemption provisions that prevent us from converting them into cash immediately.

At March 31, 2011 and December 31, 2010, all of the fixed maturity securities in our investment portfolio were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA+.

The average duration of our investment portfolio was 2.0 years for both March 31, 2011 and December 31, 2010.

Other investments as at March 31, 2011, amounted to $121.5 million compared to $119.8 million at December 31, 2010.  At March 31, 2011, the other investments comprised $72.3 million in catastrophe bonds and $46.3 million in investment funds, which are recorded at fair value and our equity method investment of $2.8 million.  The increase in other investments during the first three months of 2011 is principally related to additional investments in investment funds.

Index

The net receivable for investments sold at March 31, 2011, was $56.7 million, compared to a net payable for investments purchased of $1.3 million at December 31, 2010.  Net payables and receivables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

See Note 4 “Investments” to the unaudited condensed consolidated financial statements for further details on amortized cost, gross unrealized gains and losses, and rating and maturity distributions.

Liquidity

Cash flows from operations for the three months ended March 31, 2011 decreased to $42.0 million from $67.5 million as compared to the same period in 2010.  This decrease in cash flows from operations was primarily related to lower net income and increased unearned premiums ceded and reinsurance recoverable, partially offset by increased loss and loss adjustment expense reserves. Because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of distributions to shareholders, share related transactions and the issuance or repayment of debt.  During the three months ended March 31, 2011, net cash of $49.7 million was used in financing activities, compared to $36.7 million for the same period in 2010.  For the three months ended March 31, 2011, the net cash used in financing activities related principally to the redemption of preferred shares in Mont Fort High Layer.  For the three months ended March 31, 2010, the net cash used in financing activities related principally to the repurchase of common shares held in treasury.

We may incur additional indebtedness in the future if we determine that it would improve the efficiency of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in our investment portfolio.

To date, we have had sufficient cash flows from operations to meet our liquidity requirements.  We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. In the current financial environment, it may be difficult for the insurance industry generally, and us in particular, to raise additional capital when required, on acceptable terms or at all. Cash and cash equivalents were $397.1 million at March 31, 2011.

Capital Resources

Our total capital resources at March 31, 2011 and December 31, 2010 were as follows:

	As at
	March 31, 2011	December 31, 2010

Long term debt	$252,174	$251,122
Common shares	845	845
Common shares held in treasury	(162,146)	(178,718)
Additional paid-in capital	880,066	904,235
Accumulated other comprehensive loss	(3,301)	(6,178)
Retained earnings	253,329	414,549
Total capital	$1,220,967	$1,385,855

The movement in both common shares held in treasury and additional paid-in capital during the three months ended March 31, 2011, arises from the use of treasury shares to settle fully vested stock based compensation grants.

For the three months ended March 31, 2011, accumulated other comprehensive loss arose from the changes in currency translation adjustment of $2.9 million.

Letter of credit facilities

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”). On March 5, 2011, both Barclays and Company agreed to amend the Barclays Facility to extend the maturity date to July 29, 2011 to allow for the renegotiation of the agreement. The Barclays Facility is used to support the reinsurance obligations of the Company.  As at March 31, 2011, $32.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $35.9 million of fixed maturity securities from the Company’s investment portfolio.

Index

On April 28, 2010, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”).  The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged.  The Citi Facility now comprises a $275.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $275.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  As at March 31, 2011, $406.6 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $479.6 million of fixed maturity securities from the Company’s investment portfolio.  The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

These facilities are used to provide security to reinsureds and for Funds at Lloyd’s, and they are fully collateralized by the Company, to the extent of the letters of credit outstanding at any given time.

Restrictions and Specific Requirements

Luxembourg
We do not conduct the business of an insurer or reinsurer in Luxembourg and therefore are not required to be registered with the Commissairiat aux Assurances, which is the authority in Luxembourg that regulates insurers and reinsurers.

Under Luxembourg Law, our shareholders may declare dividends at a general meeting of shareholders through the passage of an ordinary resolution, but, in accordance with our Articles, the dividend may not exceed the amount recommended by our Board. Dividends may only be declared from our distributable reserves.  In accordance with Luxembourg Law, no distributions to shareholders may be made when, on the closing date of the relevant financial year, the net assets as set out in the annual accounts are, or would be following such a distribution, lower than the subscribed capital plus the reserves that may not be distributed under Luxembourg Law or in accordance with our Articles. The amount of a distribution to shareholders may not exceed the amount of profits at the end of the last financial year plus any profits carried forward and any amounts drawn from reserves which are available for that purpose, less any losses carried forward and sums to be placed to reserve in accordance with the Luxembourg Law or in accordance with the Articles.

Subject to Luxembourg Company Law, our Board may declare interim dividends. The declaration of interim dividends is subject to the approval of shareholders at the next general meeting. Where the payments made on account of interim dividends exceed the amount of dividends subsequently approved by shareholders at the general meeting, they shall, to the extent of the overpayment, be deemed to have been paid on account of the next dividend.   Our Articles allow for the declaration of interim dividends, but any payment of interim dividends is subject to the conditions that: (i) interim accounts are drawn up showing that the funds available for distribution are sufficient; (ii) the amount to be distributed may not exceed total profits made since the end of the last financial year for which the accounts have been approved, plus any profits carried forward and sums drawn down from reserves available for this purpose, less losses carried forward any sums to be placed to reserve pursuant to the requirements of the law or our Articles; (iii) the decision of our Board to distribute an interim dividend may not be taken more than two months after the date at which the interim accounts have been made up; (iv) in their report, our Board of Directors and the statutory auditor shall verify whether the above conditions have been satisfied.

Certain of our investment management activities are based in Luxembourg and managed through Flagstone Capital Management Luxembourg SICAF – FIS (“FCML”).  FCML is a closed-end investment fund and is regulated by the Luxembourg Commission de Surveillance du Secteur Financier.  In accordance with the various documents governing the operation of FCML, a general meeting determines how the profits (including net realized capital gains) of FCML are disposed of and may from time to time declare, or authorize the Board of Directors of FCML to declare dividends, provided however that the capital of FCML including issue premiums does not fall below €1,250,000 or the equivalent thereof in any currency in which shares in FCML are issued. Dividends may also be paid out of net unrealized capital gains after deduction of realized losses.  The Board of Directors of FCML is further authorized to pay interim dividends subject to the relevant provisions of Luxembourg law.

Switzerland
Flagstone Suisse is licensed to operate as a reinsurer in Switzerland and Flagstone Suisse is also licensed in Bermuda a branch office. Flagstone Suisse is not licensed in any other jurisdictions.  Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, we anticipate that our reinsurance clients will typically require Flagstone Suisse to post a letter of credit or other collateral.

Index

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

In addition, a Swiss reinsurance company may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency.

Bermuda
Flagstone Suisse is licensed as a Class 4 insurer in Bermuda through its branch office. The Bermuda Insurance Act requires Flagstone Suisse to maintain a minimum solvency margin (being the minimum amount that the statutory assets must exceed the statutory liabilities as required by the Bermuda Insurance Act) equal to the greatest of (i) $100 million, (ii) 50% of net premiums written or (iii) 15% of the reserve for losses and loss adjustment expenses.

In addition, each Class 4 insurer must maintain its capital at a level equal to its enhanced capital requirement ("ECR") which is established by reference to the Bermuda Solvency Capital Requirement ("BSCR") model which came into force in 2008 to assist the Bermuda Monetary Authority (the “BMA”) to better assess the adequacy of a Class 4 insurer's capital.

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

Flagstone’s existing risk management framework and mechanisms, including its compliance with the Swiss Solvency Test, closely mirror the requirements for Solvency II. Since its inception, Flagstone has invested in its internal model that generates the Group’s risk profile and is currently also used to calculate the internal capital requirements for Lloyd’s. Flagstone is working closely with Lloyd’s to ensure full compliance with the regulations. Flagstone believes that Solvency II will have a positive impact on its operations and risk management framework.

Off Balance Sheet Arrangements

Valais Re is a special purpose, exempted company licensed as a restricted Class B reinsurer in the Cayman Islands and formed solely for the purpose of entering into certain reinsurance agreements and other risk transfer agreements with subsidiaries of Flagstone Suisse.  During 2008, we entered into a reinsurance agreement with Valais Re that provides us with $104.0 million of aggregate indemnity protection for certain losses from global catastrophe events.

Montana Re is a special purpose reinsurer established in the Cayman Islands and was formed as a program structure enabling further issuance of additional series of notes in the future.  During 2009, we entered into a reinsurance agreement with Montana Re that provides us with $175.0 million of protection for certain losses from global catastrophe events.  During 2010, we entered into an additional reinsurance agreement with Montana Re, which incepted on January 1, 2011, that provides us with $210.0 million of protection for certain losses from global catastrophe events.

We have determined that Valais Re and Montana Re have the characteristics of a variable interest entity that are addressed by the Consolidation Topic of the FASB ASC.  In accordance with the Consolidation Topic, Valais Re and Montana Re are not consolidated because we are not the primary beneficiary.

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

For details relating to our letter of credit facilities see above “Financial Condition, Liquidity and Capital Resources - Letter of Credit Facilities”.

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

We are exposed principally to four types of market risk are: interest rate risk, equity price risk, credit risk and foreign currency risk.

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity portfolio.  As interest rates rise, the market value of our fixed maturity portfolio falls and there is a risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values.  As interest rates decline, the market value of our fixed maturity portfolio increases and we have reinvestment risk since funds reinvested may earn less than is necessary to match anticipated liabilities.  We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity which can be tailored to the anticipated cash outflow characteristics of our reinsurance liabilities.  In addition, from time-to-time, we may enter into interest rate swap contracts as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be altered.

As at March 31, 2011, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.1%, or approximately $31.9 million. As at March 31, 2011, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.8%, or approximately $27.6 million.

We use interest rate futures to manage the duration of our investment portfolio. As at March 31, 2011, the total exposure of the interest rate futures contracts held was $1.5 billion and these positions had a fair value of $1.7 million. The interest rate futures contracts held were for three month exposure to U.S. and Euro interest rates, and we held short positions which reduced the duration of our portfolio. As at March 31, 2011, the impact of these futures on our fixed maturity securities and cash and cash equivalents was a reduction of duration by 1.0 years. The impact from an immediate 100 basis point increase in market interest rates would have resulted in an estimated increase in market value of the interest rate futures contracts by approximately $15.1 million. The impact from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated decrease in market value of the interest rate futures contracts by approximately $14.3 million.

As at March 31, 2011, we held $293.1 million, or 21.3% of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at March 31, 2011.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, we would also be exposed to reinvestment risk, as cash flows received by us could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity and index-linked futures. The total of such exposure as at March 31, 2011 was $139.4 million. The fair value of these positions as at March 31, 2011 amounted to $3.6 million and was recorded in equity investments, other assets and other liabilities. For the three months ended March 31, 2011, we recorded net realized and unrealized gains of $5.1 million in net realized and unrealized gains – investments. The total exposure of the index-linked futures was $139.1 million as at March 31, 2011.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at March 31, 2011, our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  We believe this high-quality portfolio reduces our exposure to credit risk on fixed income investments to an acceptable level. We have included credit rating information with respect to our investment portfolio because it enhances the reader's understanding of its composition and consistency with our investment philosophy.

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

In addition, we have exposure to credit risk as it relates to our insurance and reinsurance balances receivable.  Premium balances receivable from our clients at March 31, 2011 and December 31, 2010, were $438.4 million and $318.5 million, respectively, including balances both currently due and accrued.  We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $4.1 million in bad debt expenses related to our insurance and reinsurance premium balances receivable.

We purchase retrocessional reinsurance and require our reinsurers to have adequate financial strength or collateralize their exposures.  We evaluate the financial condition of our reinsurers and monitor our concentration of credit risk on an ongoing basis.

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

Foreign Currency Risk

We use foreign currency forward contracts and currency swaps to manage currency exposure.  The net notional exposure of foreign currency forward contracts in U.S. dollars as at March 31, 2011 and December 31, 2010, were $999.1 million and $854.2 million, respectively, and these contracts had a fair value of $(21.6) million and $(5.2) million, respectively.  The change results from an increased allocation to our non-U.S. dollar strategy, which we hedge back to U.S. dollars.  For the three months ended March 31, 2011 and 2010, we recorded net realized and unrealized losses of $36.0 million and net realized and unrealized gains of $23.7 million, respectively, on foreign currency forward contracts.

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

With respect to loss reserves denominated in non-U.S. dollar currencies, our policy is to hedge the majority of our non-U.S. dollar foreign currency exposure with derivative instruments such as currency swaps and foreign currency forward contracts.

Investments

A large portion of the securities held in our investment portfolios are measured in U.S. dollars, with a portion of our fixed maturities portfolio invested in non-U.S. dollar currencies.  At the time of purchase, each investment is identified as either a hedged investment, to be maintained with an appropriate currency hedge to U.S. dollars or an unhedged investment, one not to be maintained with a hedge.  Generally, fixed income investments will be hedged, listed equity investments may or may not be hedged, and other investments such as investment funds may or may not be hedged.

Index

Financing

Certain subsidiaries of ours have a functional currency other than the U.S. dollar.  Our practice is to hedge the net investment in those subsidiaries and designate foreign currency forward contracts as hedging instruments.  The contractual amount of these contracts as at March 31, 2011 and December 31, 2010 was $45.8 million and $43.2 million, respectively, and the contracts had a fair value of $(0.5) million and $(0.5) million, respectively.  During the three months ended March 31, 2011 and 2010, we recorded net realized and unrealized losses of $1.2 million and net realized and unrealized gains of $0.6 million, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

We entered into a currency swap agreement to hedge the Euro-denominated deferrable interest debentures recorded as long term debt.  Under the terms of the foreign currency swap, we exchanged €13.0 million for $18.4 million, and will receive Euribor plus 354 basis points and pay LIBOR plus 367 basis points.   The swap expires on September 15, 2011 and had a fair value of less than $0.1 million as at March 31, 2011.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the three months ended March 31, 2011 and 2010, approximately 46.8% and 40.8%, respectively, was written in currencies other than the U.S. dollar.  For the three months ended March 31, 2011, we had net foreign exchange losses of $9.9 million compared to gains of $4.0 million for the same period in 2010.

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

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the documents we incorporate by reference, contains, and the Company may from time to time make, written or oral “forward-looking statements” within the meaning of the U.S. Federal securities laws, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control that could cause actual results to differ materially from such statements.  In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; our ability to raise capital on favorable terms or at all; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts in which the deposit premium is not specified; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, and our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; our exposure to many different counterparties in the financial service industry, and the related credit risk of counterparty default; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the insurance and reinsurance industries; declining demand due to increased retentions by cedents and other factors; the impact of terrorist activities on the economy; and rating agency policies and practices.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

 Item 1.     Legal Proceedings

NONE

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A of our Annual Report.

Item 1B.  Unresolved Staff Comments

NONE

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

NONE

Item 3.    Defaults upon Senior Securities

NONE

Item 4.    (Removed and Reserved)

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

Dated: May 3, 2011

FLAGSTONE REINSURANCE HOLDINGS, S.A.

By:	/s/ David A. Brown
Name:	David A. Brown
Title:	Chief Executive Officer
(Authorized Officer)

By:	/s/ Patrick Boisvert
Name:	Patrick Boisvert
Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.