Form 10-Q
period 2011-06-30
Flagstone Reinsurance Holdings, S.A.
filed 2011-08-02
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑   Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

As of August 2, 2011, the Registrant had  70,058,168 common voting shares outstanding, net of treasury shares with a par value of  $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS, S.A.

Index
PART I − FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at June 30,	As at December 31,
	2011	2010
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2011 - $1,301,597; 2010 - $1,433,868)	$1,363,471	$1,473,862
Short term investments, at fair value (Amortized cost: 2011 - $15,713; 2010 - $14,254)	15,712	14,251
Equity investments, at fair value (Cost: 2011 - $275; 2010 - $7,931)	213	283
Other investments	127,198	119,764
Total investments	1,506,594	1,608,160
Cash and cash equivalents	275,984	345,705
Restricted cash	54,736	43,413
Premium balances receivable	534,228	318,455
Unearned premiums ceded	136,295	68,827
Reinsurance recoverable	180,832	28,183
Accrued interest receivable	13,626	15,599
Receivable for investments sold	203,257	1,795
Deferred acquisition costs	88,342	65,917
Funds withheld	30,721	25,934
Goodwill	16,476	16,381
Intangible assets	32,089	31,549
Asset held for sale	-	2,300
Other assets	170,416	146,984
Total assets	$3,243,596	$2,719,202

LIABILITIES
Loss and loss adjustment expense reserves	$1,068,204	$721,314
Unearned premiums	577,737	378,804
Insurance and reinsurance balances payable	126,579	82,134
Payable for investments purchased	176,750	3,106
Long term debt	252,602	251,122
Other liabilities	77,425	86,127
Total liabilities	2,279,297	1,522,607

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued (2011 - 84,464,259; 2010 - 84,474,758) and outstanding (2011 - 70,058,168; 2010 - 68,585,588)	845	845
Common shares held in treasury, at cost (2011 - 14,406,091; 2010 - 15,889,170)	(161,701)	(178,718)
Additional paid-in capital	877,227	904,235
Accumulated other comprehensive loss	(2,586)	(6,178)
Retained earnings	233,119	414,549
Total Flagstone shareholders' equity	946,904	1,134,733
Noncontrolling interest in subsidiaries	17,395	61,862
Total equity	964,299	1,196,595
Total liabilities and equity	$3,243,596	$2,719,202

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES
Gross premiums written	$346,493	$369,611	$768,644	$769,813
Premiums ceded	(82,356)	(75,769)	(222,347)	(152,190)
Net premiums written	264,137	293,842	546,297	617,623
Change in net unearned premiums	(92,860)	(61,763)	(124,531)	(168,729)
Net premiums earned	171,277	232,079	421,766	448,894
Net investment income	13,075	8,219	22,507	15,504
Net realized and unrealized (losses) gains - investments	(7,761)	(12,671)	3,143	(2,860)
Net realized and unrealized gains (losses) - other	13,986	(1,966)	13,296	3,692
Other income	2,520	6,531	7,131	17,572
Total revenues	193,097	232,192	467,843	482,802

EXPENSES
Loss and loss adjustment expenses	115,195	151,863	464,944	279,242
Acquisition costs	39,057	45,584	90,813	88,421
General and administrative expenses	29,185	42,722	54,278	83,897
Interest expense	2,994	2,545	5,940	5,059
Net foreign exchange losses (gains)	27,041	(7,856)	36,986	(11,812)
Total expenses	213,472	234,858	652,961	444,807
(Loss) income before income taxes and interest in earnings of equity investments	(20,375)	(2,666)	(185,118)	37,995
Recovery (provision) for income tax	1,533	(438)	6,165	(3,290)
Interest in earnings of equity investments	(171)	(283)	(456)	(542)
Net (loss) income	(19,013)	(3,387)	(179,409)	34,163
Less: (Income) loss attributable to noncontrolling interest	(1,197)	16,656	(2,021)	10,610
NET (LOSS) INCOME ATTRIBUTABLE TO FLAGSTONE	$(20,210)	$13,269	$(181,430)	$44,773

Net (loss) income	$(19,013)	$(3,387)	$(179,409)	$34,163
Change in currency translation adjustment	873	(1,184)	3,750	(4,881)
Change in defined benefit pension plan obligation	(158)	(397)	(158)	103
Comprehensive (loss) income	(18,298)	(4,968)	(175,817)	29,385
Less: Comprehensive (income) loss attributable to noncontrolling interest	(1,197)	16,656	(2,021)	10,610
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO FLAGSTONE	$(19,495)	$11,688	$(177,838)	$39,995

Weighted average common shares outstanding—Basic	70,380,852	79,479,918	69,869,195	81,010,939
Weighted average common shares outstanding—Diluted	70,380,852	79,613,131	69,869,195	81,205,844
Net (loss) income attributable to Flagstone per common share—Basic	$(0.29)	$0.17	$(2.60)	$0.55
Net (loss) income attributable to Flagstone per common share—Diluted	$(0.29)	$0.17	$(2.60)	$0.55
Distributions declared per common share (1)	$0.04	$0.04	$0.08	$0.08

 (1) Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the six months ended June 30, 2011	Total equity	Comprehensive (loss) income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,196,595	$-	$414,549	$(6,178)	$845	$(178,718)	$904,235	$61,862
Repurchase of preferred shares	(46,488)							(46,488)
Comprehensive income:
Net (loss) income	(179,409)	(179,409)	(181,430)					2,021
Other comprehensive income:
Change in currency translation adjustment	3,750	3,750		3,750
Defined benefit pension plan obligation	(158)	(158)		(158)
Comprehensive (loss) income	(175,817)	$(175,817)
Stock based compensation	(2,573)						(2,573)
Stock compensation exercised from treasury	-					17,017	(17,017)
Distributions declared per common share (1)	(5,604)						(5,604)
Other	(1,814)						(1,814)
Ending balance	$964,299		$233,119	$(2,586)	$845	$(161,701)	$877,227	$17,395

 (1) Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the six months ended June 30, 2010	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,365,814	$-	$324,347	$(6,976)	$850	$(19,750)	$912,547	$154,796
Redemption of preferred shares	(32,000)							(32,000)
Comprehensive income:
Net income	34,163	34,163	44,773					(10,610)
Other comprehensive income:
Change in currency translation adjustment	(4,881)	(4,881)		(4,881)
Defined benefit pension plan obligation	103	103		103
Comprehensive income	29,385	$29,385
Stock based compensation	9,774						9,774
Subsidiary stock based compensation	(271)							(271)
Shares repurchased and held in treasury	(57,602)					(57,602)
Distributions declared per common share(1)	(11,004)		(6,882)					(4,122)
Ending balance	$1,304,096		$362,238	$(11,754)	$850	$(77,352)	$922,321	$107,793

(1) Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

For the six months ended June 30,
	2011	2010

Cash flows provided by (used in) operating activities:
Net (loss) income	$(179,409)	$34,163
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized gains	(16,439)	(832)
Net unrealized foreign exchange losses	2,947	1,394
Depreciation and amortization expense	3,142	4,047
Share based compensation (recovery) expense	(2,573)	9,357
Interest in earnings of equity investments	456	542
Accretion/amortization on fixed maturity investments	(1,808)	516
Changes in assets and liabilities, excluding net assets acquired:
Premium balances receivable	(212,208)	(227,762)
Unearned premiums ceded	(67,180)	(68,321)
Reinsurance recoverable	(152,094)	(4,938)
Deferred acquisition costs	(22,514)	(24,302)
Funds withheld	(4,780)	(5,388)
Loss and loss adjustment expense reserves	344,102	131,860
Unearned premiums	199,173	228,984
Insurance and reinsurance balances payable	44,411	38,704
Other changes in assets and liabilities, net	(30,467)	(6,554)
Net cash (used in) provided by operating activities	(95,241)	111,470

Cash flows (used in) provided by investing activities:
Net cash received (paid) in acquisition (disposal) of subsidiaries	1,948	-
Purchases of fixed maturity investments	(520,808)	(2,501,150)
Sales and maturities of fixed maturity investments	661,901	2,467,359
Purchases of other investments	(17,907)	(58,798)
Sales and maturities of other investments	(28,767)	44,849
Purchases of fixed assets	(5,617)	(2,518)
Change in restricted cash	(11,323)	61,174
Net cash provided by investing activities	79,427	10,916

Cash flows (used in) provided by financing activities:
Shares repurchased and held in treasury	-	(57,602)
Repurchase of noncontrolling interest	(46,488)	(32,000)
Distributions paid per common share (1)	(5,602)	(6,439)
Other	(179)	413
Net cash used in financing activities	(52,269)	(95,628)

Effect of foreign exchange rate on cash	(1,638)	(8,355)

(Decrease) increase in cash and cash equivalents	(69,721)	18,403
Cash and cash equivalents - beginning of year	345,705	352,185
Cash and cash equivalents - end of period	$275,984	$370,588

Supplemental cash flow information:
Receivable for investments sold	$203,257	$19,443
Payable for investments purchased	$176,750	$17,915
Interest paid	$2,358	$4,552

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

3.    NEW ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in the 2010 Annual Report. The following is an update to the Company’s significant accounting policies since December 31, 2010.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 has resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”.  This disclosure is effective for annual periods beginning after December 15, 2011.  The Company expects no significant impact resulting from the adoption of ASU 2011-04 on its consolidated results of operations and financial condition.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”).  This ASU amends the FASB ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This disclosure is effective for annual periods beginning after December 15, 2011.  The Company is currently assessing the potential impact of the adoption of ASU 2011-05 on its consolidated results of operations and financial condition.

4.       INVESTMENTS

Fixed maturity, short term, equity and other investments

The amortized cost or cost, gross unrealized gains and losses, and fair values as at June 30, 2011 and December 31, 2010 are as follows:

	As at June 30, 2011
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and agency securities	$244,433	$3,077	$(271)	$247,239
Other foreign governments	251,409	14,371	(198)	265,582
Corporates	502,743	29,725	(381)	532,087
Mortgage-backed securities	225,774	13,111	(446)	238,439
Asset-backed securities	77,238	2,929	(43)	80,124
	1,301,597	63,213	(1,339)	1,363,471

Short term investments
Other foreign governments	1,015	-	-	1,015
Corporates	14,698	2	(3)	14,697
	15,713	2	(3)	15,712

Equity investments	275	-	(62)	213
	275	-	(62)	213

Other investments
Investment funds	60,390	5,011	(5,263)	60,138
Catastrophe bonds	64,001	750	(315)	64,436
	124,391	5,761	(5,578)	124,574

Totals	$1,441,976	$68,976	$(6,982)	$1,503,970

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

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.6 million and $3.1 million at June 30, 2011 and December 31, 2010, respectively.

The following table presents the contractual maturity dates of fixed maturity and short term investments and their respective amortized cost and fair values as at June 30, 2011 and December 31, 2010.

	As at June 30, 2011		As at December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value

Due within one year	$65,389	$69,297	$38,558	$39,909
Due after 1 through 5 years	808,460	844,519	808,954	836,825
Due after 5 through 10 years	103,289	107,790	196,683	202,136
Due after 10 years	37,160	39,014	90,788	95,778
Mortgage and asset-backed securities	303,012	318,563	313,139	313,465
Total	$1,317,310	$1,379,183	$1,448,122	$1,488,113

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The following table presents a breakdown of the credit quality of the Company's fixed maturity and short term investments as at June 30, 2011 and December 31, 2010:

	As at June 30, 2011		As at December 31, 2010
	Fair value	Percentage of total	Fair value	Percentage of total
Rating Category
AAA	$850,203	61.6%	$903,230	60.7%
AA	164,308	12.0%	193,302	13.0%
A	242,844	17.6%	262,086	17.6%
BBB	121,828	8.8%	129,495	8.7%
Total	$1,379,183	100.0%	$1,488,113	100.0%

The Company has included credit rating information with respect to the Company’s investment portfolio to supplement the reader’s understanding of its composition and the consistency of the Company’s investment portfolio with the Company’s investment philosophy.

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

As at June 30, 2011 and December 31, 2010, the Company’s investments are allocated among fair value levels as follows:

	Fair Value Measurement at June 30, 2011 using:
		Quoted prices in	Significant other	Significant other
	Fair value	active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Fixed maturity investments
U.S. government and agency securities	$247,239	$171,784	$75,455	$-
Other foreign governments	265,582	-	265,582	-
Corporates	532,087	-	532,087	-
Residential mortgage-backed securities	238,439	-	238,439	-
Asset-backed securities	80,124	-	80,124	-
	1,363,471	171,784	1,191,687	-

Short term investments
Other foreign governments	1,015	-	1,015	-
Corporates	14,697	-	14,697	-
	15,712	-	15,712	-

Equity investments
Financial services	213	213	-	-
	213	213	-	-

Other investments
Investment funds	60,138	-	-	60,138
Catastrophe bonds	64,436	-	64,436	-
	124,574	-	64,436	60,138

Totals	$1,503,970	$171,997	$1,271,835	$60,138

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

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.6 million and $3.1 million at June 30, 2011 and December 31, 2010, respectively.

The reconciliation of the fair value for the Level 3 investments for the period ended  June 30, 2011, including purchases and sales and change in realized and unrealized gains (losses) in earnings, is set out below:

For the six months ended
June 30, 2011

Fair value, December 31, 2010	$39,993
Total realized losses included in earnings	-
Total unrealized gains included in earnings	3,018
Purchases	3,476
Sales	(156)
Fair value, March 31, 2011	$46,331
Total realized losses included in earnings	-
Total unrealized losses included in earnings	(535)
Purchases	14,431
Sales	(89)
Fair value, June 30, 2011	$60,138

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

For the Level 3 items still held as of June 30, 2011, the total change in fair value for the three and six months ended June 30, 2011 was $(0.5) million and $2.5 million.  Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three and six months ended June 30, 2011.

Other investments

The Catastrophe bonds pay a variable and fixed interest coupon and generate investment return, and their performance is contingent upon climatological and geological events.

The Company’s investment funds consist of investments in private equity, distressed debt and mortgage-backed investment funds.  As at June 30, 2011 and December 31, 2010, the Company had total outstanding investment commitments of $15.9 million and $13.7 million, respectively. Redemptions from these investments occur at the discretion of the general partner, board of directors or, in other cases, subject to a majority vote by the investors. The Company is not able to redeem a significant portion of these investments prior to 2017.

The following table presents the fair value of the Company’s investment funds as at June 30, 2011 and December 31, 2010:

	As at
	June 30, 2011	December 31, 2010

Distressed debt funds	$10,619	$-
Private equity funds	9,788	8,143
Mortgage-backed investment fund	39,731	31,850
Total	$60,138	$39,993

Pledged assets

The Company holds cash and cash equivalents and fixed maturity investments that were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, Lloyd’s of London requirements and insurance laws.

The total amount of such deposited or pledged cash and cash equivalents and fixed maturity investments as at June 30, 2011 and December 31, 2010 are as follows:

	As at
	June 30, 2011	December 31, 2010

Cash and cash equivalents	$54,736	$43,413
Fixed maturity investments	538,569	539,738
Total	$593,305	$583,151

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

The details of the derivatives held by the Company as at June 30, 2011 and December 31, 2010 are as follows:

	As at June 30, 2011
	Asset derivatives	Liability derivatives
	record in	recorded in
	other assets	other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value

Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	$-	$580	$46,431	$(580)
	-	580		(580)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$467	$-	$18,862	$467
Foreign currency forward contracts	20,211	26,973	877,921	(6,762)
Futures contracts	105	1,871	777,086	(1,766)
	20,783	28,844		(8,061)
Purpose - exposure
Futures contracts	$852	$657	$57,837	$195
	852	657		195

	21,635	29,501		(7,866)

Total derivatives	$21,635	$30,081		$(8,446)

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	As at December 31, 2010
	Asset derivatives recorded in other assets	Liability derivatives recorded in other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value

Derivatives designated as hedging instruments
Foreign currency forward contracts(1)	$-	$534	$43,201	$(534)
	-	534		(534)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$1,020	$17,375	$(1,020)
Foreign currency forward contracts	14,701	19,396	820,114	(4,695)
Futures contracts	1,822	4,125	1,100,498	(2,303)
	16,523	24,541		(8,018)
Purpose - exposure
Futures contracts	$4,866	$223	$170,105	$4,643
Mortgage-backed securities TBA	4	17	4,275	(13)
Other reinsurance derivatives	-	241	-	(241)
	4,870	481		4,389

	21,393	25,022		(3,629)

Total derivatives	$21,393	$25,556		$(4,163)

Designated
	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
	(Effective portion)			(Ineffective portion)
Derivatives designated as hedging instruments	For the three months ended June 30,			For the three months ended June 30,
	2011	2010	Location	2011	2010

Foreign currency forward contracts(1)	$(831)	$3,877	Net realized and unrealized (losses) - other	$(124)	$(247)
	$(831)	$3,877		$(124)	$(247)

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
	(Effective portion)			(Ineffective portion)
Derivatives designated as hedging instruments	For the six months ended June 30,			For the six months ended June 30,
	2011	2010	Location	2011	2010

Foreign currency forward contracts(1)	$(2,040)	$4,471	Net realized and unrealized (losses) - other	$(349)	$(272)
	$(2,040)	$4,471		$(349)	$(272)

(1)Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Non-Designated
	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the three months ended June 30,
as hedging instruments	Location	2011	2010
Futures contracts	Net realized and unrealized losses - investments	$(16,516)	$(20,749)
Total return swaps	Net realized and unrealized losses - investments	-	(139)
Currency swaps	Net realized and unrealized gains (losses) - other	467	(1,679)
Foreign currency forward contracts	Net realized and unrealized (losses) gains - investments	(17,107)	30,954
Foreign currency forward contracts	Net realized and unrealized gains (losses) - other	13,643	(604)
Mortgage-backed securities TBA	Net realized and unrealized gains - investments	12	234
Other reinsurance derivatives	Net realized and unrealized gains - other	-	564
		$(19,501)	$8,581

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the six months ended June 30,
as hedging instruments	Location	2011	2010
Futures contracts	Net realized and unrealized losses - investments	$(8,774)	$(20,353)
Total return swaps	Net realized and unrealized gains - investments	-	1,105
Currency swaps	Net realized and unrealized gains (losses) - other	1,547	(2,766)
Foreign currency forward contracts	Net realized and unrealized (losses) gains - investments	(51,083)	48,416
Foreign currency forward contracts	Net realized and unrealized gains - other	11,857	5,611
Mortgage-backed securities TBA	Net realized and unrealized gains - investments	17	888
Other reinsurance derivatives	Net realized and unrealized gains - other	241	1,119
		$(46,195)	$34,020

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

Fair value disclosure

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as at June 30, 2011 and December 31, 2010 is allocated between levels as follows:

	Fair Value Measurement at June 30, 2011, using:
		Quoted prices	Significant other	Significant other
	Fair value	in active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Description
Futures contracts	$(1,571)	$(1,571)	$-	$-
Swaps	467	-	467	-
Foreign currency forward contracts	(7,342)	-	(7,342)	-
Total derivatives	$(8,446)	$(1,571)	$(6,875)	$-

For the Level 3 items still held as of June 30, 2011, the total change in fair value for the three and six months ended June 30, 2011, recorded in net realized and unrealized gains (losses) – other, was $nil.

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

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains (losses), is as follows:
For the six months ended
June 30, 2011
Other reinsurance derivatives
Fair value, December 31, 2010	$(241)
Total realized gains (losses) included in earning	-
Total unrealized gains included in earnings	241
Purchases	-
Sales	-
Fair value, March 31, 2011	$-
Total realized gains (losses) included in earning	-
Total unrealized gains included in earnings	-
Purchases	-
Sales	-
Fair value, June 30, 2011	$-

Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three and six months ended June 30, 2011.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

6.   GOODWILL AND INTANGIBLES

The following tables detail goodwill and intangible assets as at June 30, 2011 and December 31, 2010:

Goodwill relates to the following reportable segments:	Reinsurance	Lloyd's	Island Heritage	Total
Balance as at December 31, 2010	$3,108	$3,223	$10,050	$16,381
Impact of foreign exchange	-	95	-	95
Balance as at June 30, 2011	$3,108	$3,318	$10,050	$16,476

	Carrying value at December 31, 2010	Accumulated amortization (1)	Impact of foreign exchange	Carrying value at June 30, 2011
Finite life intangibles
Software	$3,368	$(242)	$124	$3,250
Distribution network	2,928	(168)	106	2,866
	$6,296	$(410)	$230	$6,116
Indefinite life intangibles
Lloyd's syndicate capacity	$24,478	$-	$720	$25,198
Licenses	775	-	-	775
	$25,253	$-	$720	$25,973

Total intangible assets	$31,549	$(410)	$950	$32,089

Aggregate amortization expenses (1)
For the six months ended June 30, 2011				$369

Estimated amortization expense	For the years ending December 31,	Amount

	2011	$724
	2012	696
	2013	670
	2014	648
	2015	627

(1)Accumulated amortization is converted at the end of period foreign exchange rate and amortization expense is converted at an average foreign exchange rate for the period.

7.       ASSETS HELD FOR SALE

During the year ended December 31, 2010, the Company decided to dispose of certain corporate aircraft that it leased and owned. As a result, the Company terminated all operational lease agreements at the casualty value stipulated under the lease agreements.   As at December 31, 2010, the Company had disposed of two aircraft and had reflected one as an asset held for sale on the consolidated balance sheet as at December 31, 2010. On June 1, 2011, the Company disposed of the aircraft reflected in assets held for sale, resulting in a gain on disposal of less than $0.1 million.

8.    MONT FORT RE LIMITED

On March 25, 2011, Mont Fort Re Limited (“Mont Fort”) repurchased 28.1 million preferred shares relating to its third cell, Mont Fort High Layer, for $46.5 million. As a result of this preferred share repurchase there is no longer a noncontrolling interest in Mont Fort.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

9.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

Interest expense includes interest payable, amortization of debt offering expenses and finance charges on our letter of credit facilities.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three and six months ended June 30, 2011, the Company incurred interest expense of $2.6 million and $5.2 million, respectively, on the Deferrable Interest Debentures compared to $2.3 million and $4.5 million, respectively, for the same periods in 2010.  The Company had $0.8 million of interest payable included in other liabilities at both June 30, 2011 and December 31, 2010.

The Company does not carry its long term debt at fair value on its consolidated balance sheets.  At June 30, 2011, the Company estimated the fair value of its long term debt to be approximately $234.4 million compared to $220.5 million at December 31, 2010.

Letter of credit facilities

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”). On March 5, 2011, the Barclays Facility was amended to extend the maturity date to August 31, 2011 to allow for the renegotiation of the agreement. The Barclays Facility is used to support the reinsurance obligations of the Company.  As at June 30, 2011, $30.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $33.6 million of fixed maturity securities from the Company’s investment portfolio.

On April 28, 2010, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”).  The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged.  The Citi Facility now comprises a $275.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $275.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  As at June 30, 2011, $428.2 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $503.9 million of fixed maturity securities from the Company’s investment portfolio.  The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

A summary of the activity under the PSU Plan as at June 30, 2011, and changes during the three and six months ended June 30, 2011, is as follows:

	For the three months ended June 30, 2011			For the six months ended June 30, 2011
	Number	Weighted	Weighted average	Number	Weighted	Weighted average
	expected	average grant	remaining	expected	average grant	remaining
	to vest	date fair value	contractual term	to vest	date fair value	contractual term

Outstanding at beginning of period	1,965,091	$10.77	1.4	3,998,558	$10.25	0.9
Granted	-	-		777,500	12.59
Forfeited	(29,384)	10.95		(56,733)	11.01
Performance factor changes	(173,265)	9.98		(1,584,374)	10.84
Exercised	-	-		(1,372,509)	10.12
Outstanding at end of period	1,762,442	10.84	1.2	1,762,442	10.84	1.2

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a three year period. For the three and six months ended June 30, 2011, $0.1 million and $(4.1) million, respectively, of compensation expense related to the PSU Plan has been recorded in general and administrative expenses compared to $3.8 million and $7.9 million for the same period in 2010.  As at June 30, 2011 and December 31, 2010, there was a total of $8.3 million and $12.2 million, respectively, of unrecognized compensation cost related to non−vested PSUs; that cost is expected to be recognized over periods of approximately 1.8 years and 1.5 years, respectively.

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

A summary of the activity under the RSU Plan as at June 30, 2011, and changes during the three and six months ended June 30, 2011, is as follows:

	For the three months ended June 30, 2011			For the six months ended June 30, 2011
	Number	Weighted average	Weighted average	Number	Weighted average	Weighted average
	expected to	grant date	remaining	expected to	grant date	remaining
	vest	fair value	contractual term	vest	fair value	contractual term

Outstanding at beginning of period	614,927	$11.81	0.5	577,213	$11.08	0.3
Granted	-	-		207,614	12.60
Forfeited	(18,800)	11.81		(29,300)	11.68
Exercised	(3,293)	12.60		(162,693)	10.26
Outstanding at end of period	592,834	11.81	0.5	592,834	11.81	0.5

Unrecognized compensation cost related to non-vested RSUs was $1.7 million and $0.9 million at June 30, 2011 and December 31, 2010, respectively, and is expected to be recognized over a period of approximately 1.2 years and 1.0 year, respectively.  Compensation expenses related to the RSU Plan of $0.3 million and $1.6 million were recorded in general and administrative expenses for the three and six months ended June 30, 2011 compared to $0.4 million and $1.5 million for the same periods in 2010.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Since the inception of the RSU Plan in July 2006, 544,492 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled. During the three and six months ended June 30, 2011, nil and 63,964 RSUs, respectively, were granted to the directors, compared to nil and 64,896 RSUs, respectively, during the same periods in 2010.   During both the three and six months ended June 30, 2011, 3,293 RSUs granted to directors were converted into common shares of the Company as elected by the directors, compared to 8,040 RSUs during both the same periods in 2010.

The Company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of both PSUs and RSUs outstanding as at June 30, 2011 was $14.9 million and $5.0 million, respectively.

11.       EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2011 and 2010 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Basic earnings per common share
Net (loss) income attributable to Flagstone	$(20,210)	$13,269	$(181,430)	$44,773
Weighted average common shares outstanding	70,056,431	79,213,487	69,544,000	80,742,707
Weighted average vested restricted share units	324,421	266,431	325,195	268,232
Weighted average common shares outstanding—Basic	70,380,852	79,479,918	69,869,195	81,010,939
Basic (loss) earnings per common share	$(0.29)	$0.17	$(2.60)	$0.55

Diluted earnings per common share
Net (loss) income attributable to Flagstone	$(20,210)	$13,269	$(181,430)	$44,773
Weighted average common shares outstanding	70,056,431	79,213,487	69,544,000	80,742,707
Weighted average vested restricted share units outstanding	324,421	266,431	325,195	268,232
	70,380,852	79,479,918	69,869,195	81,010,939
Share equivalents:
Weighted average unvested restricted share units	-	133,213	-	194,905
Weighted average common shares outstanding—Diluted	70,380,852	79,613,131	69,869,195	81,205,844
Diluted (loss) earnings per common share	$(0.29)	$0.17	$(2.60)	$0.55

Dilutive share equivalents have been excluded in the weighted average common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  The number of anti-dilutive share equivalents that were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2011 was 749,424 and 956,246, respectively. Because the number of shares above a minimum threshold are contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, those contingently issuable PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known. Only the minimum number of PSUs that will vest under each grant are included in the calculation of diluted earnings in a period of net income. As at June 30, 2011 and 2010, there were 1,762,442 and 4,095,175 PSUs expected to vest, respectively.  The maximum number of common shares that could be issued under the PSU Plan at June 30, 2011 and 2010 was 4,889,492 and 5,404,548, respectively. Also, at June 30, 2011 and 2010, there was a warrant outstanding which would result in the issuance of 630,194 and 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

12.   SHAREHOLDERS’ EQUITY

Common shares

At June 30, 2011, the total authorized common voting shares of the Company were 300,000,000, with a par value of $0.01 per common share (December 31, 2010 – 300,000,000).

The following table is a summary of the common shares issued and outstanding for the periods ending June 30, 2011 and December 31, 2010:

	For the periods ended
	June 30, 2011	December 31, 2010
Common voting shares:
Balance at beginning of period	68,585,588	82,985,219
Conversion of performance share units (1)	1,339,379	-
Conversion of restricted share units (1)	133,201	10,499
Shares repurchased and cancelled	-	(520,960)
Shares repurchased and held in treasury	-	(13,889,170)
Balance at end of period	70,058,168	68,585,588

(1)Conversion of performance share units and restricted share units are net of shares withheld for the payment of tax on the employee's behalf.

13.   LEGAL PROCEEDINGS

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  Such proceedings often involve reinsurance contract disputes which are typical for the insurance and reinsurance industry. As at June 30, 2011, the Company was not a party to any material litigation or arbitration proceedings.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes and interest in earnings of equity investments, total assets, and ratios for each reportable segment for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30, 2011
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$274,264	$51,873	$30,491	$(10,135)	$346,493
Premiums ceded	(44,410)	(2,526)	(45,555)	10,135	(82,356)
Net premiums written	229,854	49,347	(15,064)	-	264,137
Net premiums earned	$129,392	$35,931	$5,954	$-	$171,277
Other related income	897	696	4,767	(4,187)	2,173
Loss and loss adjustment expenses	(89,379)	(25,497)	(319)	-	(115,195)
Acquisition costs	(29,601)	(8,386)	(5,257)	4,187	(39,057)
General and administrative expenses	(21,443)	(5,367)	(2,375)	-	(29,185)
Underwriting (loss) income	$(10,134)	$(2,623)	$2,770	$-	$(9,987)

Loss ratio (2)	69.1%	71.0%	3.0%		67.3%
Acquisition cost ratio (2)	22.9%	23.3%	49.0%		22.8%
General and administrative expense ratio (2)	16.6%	14.9%	22.1%		17.0%
Combined ratio (2)	108.6%	109.2%	74.1%		107.1%
Total assets	$2,773,575	$336,421	$133,600		$3,243,596

Reconciliation:
Underwriting loss					$(9,987)
Net investment income					13,075
Net realized and unrealized losses - investments					(7,761)
Net realized and unrealized gains - other					13,986
Other income					347
Interest expense					(2,994)
Net foreign exchange losses					(27,041)
Loss before income taxes and interest in earnings of equity investments					$(20,375)

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	For the three months ended June 30, 2010
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$295,702	$60,773	$23,316	$(10,180)	$369,611
Premiums ceded	(39,975)	(7,484)	(38,490)	10,180	(75,769)
Net premiums written	255,727	53,289	(15,174)	-	293,842
Net premiums earned	$191,654	$37,610	$2,815	$-	$232,079
Other related income	2,495	1,487	5,539	(3,691)	5,830
Loss and loss adjustment expenses	(112,435)	(39,179)	(249)	-	(151,863)
Acquisition costs	(36,492)	(8,394)	(4,389)	3,691	(45,584)
General and administrative expenses	(34,048)	(6,615)	(2,059)	-	(42,722)
Underwriting income (loss)	$11,174	$(15,091)	$1,657	$-	$(2,260)

Loss ratio (2)	58.7%	104.2%	3.0%		65.4%
Acquisition cost ratio (2)	19.0%	22.3%	52.5%		19.6%
General and administrative expense ratio (2)	17.8%	17.6%	24.6%		18.4%
Combined ratio (2)	95.5%	144.1%	80.1%		103.4%
Total assets	$2,554,314	$251,245	$97,239		$2,902,798

Reconciliation:
Underwriting loss					$(2,260)
Net investment income					8,219
Net realized and unrealized losses - investments					(12,671)
Net realized and unrealized losses - other					(1,966)
Other income					701
Interest expense					(2,545)
Net foreign exchange gains					7,856
Loss before income taxes and interest in earnings of equity investments					$(2,666)

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	For the six months ended June 30, 2011
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$640,966	$100,403	$51,437	$(24,162)	$768,644
Premiums ceded	(163,171)	(23,052)	(60,286)	24,162	(222,347)
Net premiums written	477,795	77,351	(8,849)	-	546,297
Net premiums earned	$341,684	$73,758	$6,324	$-	$421,766
Other related income	1,366	1,644	12,070	(8,691)	6,389
Loss and loss adjustment expenses	(400,278)	(63,911)	(755)	-	(464,944)
Acquisition costs	(71,948)	(17,772)	(9,784)	8,691	(90,813)
General and administrative expenses	(38,613)	(11,082)	(4,583)	-	(54,278)
Underwriting (loss) income	$(167,789)	$(17,363)	$3,272	$-	$(181,880)

Loss ratio (2)	117.1%	86.6%	4.1%		110.2%
Acquisition cost ratio (2)	21.1%	24.1%	53.2%		21.5%
General and administrative expense ratio (2)	11.3%	15.0%	24.9%		12.9%
Combined ratio (2)	149.5%	125.7%	82.2%		144.6%
Total assets	$2,773,575	$336,421	$133,600		$3,243,596

Reconciliation:
Underwriting loss					$(181,880)
Net investment income					22,507
Net realized and unrealized gains - investments					3,143
Net realized and unrealized gains - other					13,296
Other income					742
Interest expense					(5,940)
Net foreign exchange losses					(36,986)
Loss before income taxes and interest in earnings of equity investments					$(185,118)

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

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at June 30, 2011 and December 31, 2010, and our results of operations for the three and six months ended June 30, 2011 and 2010.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (our “2010 Annual Report”), filed with the SEC on March 2, 2011.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” contained in the 2010 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

References in this Quarterly Report to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings, S.A. and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Flagstone Syndicate Management Limited, its United Kingdom Lloyd's of London managing agency, Island Heritage Holdings Ltd., its Cayman Islands based insurance holding company, Flagstone Reinsurance Africa Limited, its South African reinsurance company, Mont Fort Re Ltd., its wholly-owned Bermuda reinsurance company, and any other direct or indirect wholly-owned subsidiary, unless the context suggests otherwise. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA, its wholly-owned subsidiaries and its Bermuda branch. References to “FSML” refer to Flagstone Syndicate Management Limited, its wholly-owned subsidiaries and Syndicate 1861.  References to “Island Heritage” refer to Island Heritage Holdings Ltd. and its subsidiaries. References to “Flagstone Africa” refer to Flagstone Reinsurance Africa Limited.  References to “Mont Fort” refer to Mont Fort Re Ltd. References in this Quarterly Report to “dollars” or “$” are to the lawful currency of the United States of America (the “U.S.”), unless the context otherwise requires.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts, percentages or unless otherwise stated. References in this Quarterly Report to (i) “foreign currency” are to currencies other than U.S. dollars and (ii) “foreign exchange” transactions or “foreign investments” are to transactions or investments, respectively, involving currencies other than U.S. dollars, in each case unless the context otherwise requires.  References in this Quarterly Report to “foreign subsidiaries” are to subsidiaries of Flagstone that are not domiciled in the U.S. or whose primary transactions are in foreign currency.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”) and our fiscal year ends on December 31.  Because a substantial portion of the reinsurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the specific coverages we offer to clients affected by these events.  This has resulted and may continue to result in volatility in our results of operations, cash flows and financial condition.  In addition, the amount of premiums written with respect to any particular line of business may vary from quarter to quarter and year to year as a result of available capital and retrocessional support and market and other conditions.

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

Index

Our expenses consist primarily of the following: loss and loss adjustment expenses (“LAE”) incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our Performance Share Unit Plan (“PSU Plan”) and Restricted Share Unit Plan (“RSU Plan”), and other general operating expenses; interest expense related to our debt obligations; and noncontrolling interest, which represents the interest of external parties with respect to the net income of Mont Fort, Island Heritage, and Flagstone Africa.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income to date has been earned in Bermuda, a non-taxable jurisdiction, the tax impact on our operations has historically been minimal. The Company is now a Luxembourg tax resident entity due to its change of jurisdiction of incorporation from Bermuda to Luxembourg effective May 17, 2010 (the “Redomestication”); therefore, it will be subject to Luxembourg corporate income tax, municipal business tax, withholding tax, and net wealth tax. The Company minimizes the income tax impact on the Company through effective tax planning.

The first half of 2011 has been the industry’s costliest period on record for economic losses resulting from catastrophic events.  The record industry losses from the first quarter carried through the second quarter with the occurrence of a third earthquake in New Zealand and severe weather events in the United States.  Some of the markets in which we are active are benefiting from significant rate increases and we continue to believe our operational platform can access the markets we find attractive. We expect these positive rate movements, coupled with our expense initiatives, to positively impact our net results moving forward.  In addition to these trends, in 2011 we chose to increase our spending on retrocessional coverage, which although resulting in increased ceded premiums this quarter, has also assisted in protecting our balance sheet from the potential impact of future large events should they occur this year. For the second quarter, Flagstone produced a loss ratio of 67.3 % and a combined ratio of 107.1%. This resulted in a decrease in diluted book value of 1.7 % during the second quarter.  Flagstone’s strategy to regionally diversify in North America resulted in positive results despite the severe weather activity in the U.S.  Offsetting this was a limited amount of upwards revisions from catastrophes occurring in the first quarter as well as a third earthquake in New Zealand in June.

Entering the key renewal season at mid-year, we received support from key clients and brokers and continued to enhance our portfolio while also improving certain existing relationships and adding several new key clients.  As a result, we were able to carefully position our portfolio to take advantage of an increase in rates in attractive areas and consequently our overall North American portfolio improved on a risk adjusted basis, even as we implemented our strategy to lower operating leverage. As a result, Flagstone’s gross premiums written decreased 6.3 percent during the second quarter. In addition, as a result of program shifts to move upwards to improved pricing, our aggregate exposure to our North American portfolio was down 23 percent while premium written decreased by approximately $14.0 million.  In particular, our pricing indicated that Florida rates were up approximately 10 to 15 percent on upper layers, and 8 to 10 percent on lower layers, although our book of business saw an overall rate increase of 9 percent due to our optimizations.

Critical Accounting Policies

Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the 2010 Annual Report.  Our critical accounting policies at June 30, 2011 have not changed compared to December 31, 2010.

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

Index

Results of Operations - For the Three and Six Months Ended June 30, 2011 and 2010

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

	For the three months ended	For the six months ended
U.S. dollar (weakened) strengthened against:	June 30, 2011	June 30, 2011

Canadian dollar	(0.5)%	(3.1)%
Swiss franc	(9.2)%	(11.2)%
Euro	(2.3)%	(8.5)%
British pound sterling	-%	(2.9)%
Indian rupee	0.2%	-%
South African rand	-%	2.6%

Summary Overview

The following table sets forth selected key financial information for the three months ending June 30, 2011 and 2010:

	For the three months ended June 30,
	2011	2010	$ Change	% Change

Underwriting loss	$(9,987)	$(2,260)	$(7,727)	341.9%
Net investment income	$13,075	$8,219	$4,856	59.1%
Net realized and unrealized losses - investments	$(7,761)	$(12,671)	$4,910	(38.7)%
Net realized and unrealized gains (losses) - other	$13,986	$(1,966)	$15,952	(811.4)%
Net (loss) income attributable to Flagstone	$(20,210)	$13,269	$(33,479)	NM (3)

Net (loss) income attributable to Flagstone per common share - Basic	$(0.29)	$0.17	$(0.46)
Net (loss) income attributable to Flagstone per common share - Diluted(1)	$(0.29)	$0.17	$(0.46)
Loss ratio	67.3%	65.4%
Expense ratio	39.8%	38.0%
Combined ratio	107.1%	103.4%

Index

The following table sets forth selected key financial information for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011	2010	$ Change	% Change

Underwriting (loss) income	$(181,880)	$14,000	$(195,880)	NM (3)
Net investment income	$22,507	$15,504	$7,003	45.2%
Net realized and unrealized gains (losses) - investments	$3,143	$(2,860)	$6,003	(209.9)%
Net realized and unrealized gains - other	$13,296	$3,692	$9,604	260.1%
Net (loss) income attributable to Flagstone	$(181,430)	$44,773	$(226,203)	NM (3)

Net (loss) income attributable to Flagstone per common share - Basic	$(2.60)	$0.55	$(3.15)
Net (loss) income attributable to Flagstone per common share - Diluted(1)	$(2.60)	$0.55	$(3.15)
Loss ratio	110.2%	62.2%
Expense ratio	34.4%	38.4%
Combined ratio	144.6%	100.6%

The following table sets forth selected key non-GAAP financial measures as at June 30, 2011 and December 31, 2010:

	As at
	June 30,	December 31,
	2011	2010	$ Change	% Change
Basic book value per common share	$13.45	$16.48	$(3.03)	(18.4)%
Diluted book value per common share	$13.08	$15.51	$(2.43)	(15.7)%
Diluted book value per common share plus accumulated distributions(2)	$13.72	$16.07	$(2.35)	(14.6)%

(1)Net (loss) income attributable to Flagstone per common share - Diluted for the three and six months ended June 30, 2011 does not contain the effect of:
a. a warrant conversion as this would be anti-dilutive for U.S. GAAP purposes
  b. the PSU conversion until the end of the performance period, when the number of shares issuable under the PSU Plan will be known. There were 1,762,442 PSU's expected to vest under the PSU plan as at June 30, 2011.

(2)Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Redomestication, such distributions were in the form of dividends.
(3)NM - not meaningful.

The decrease in underwriting income in the three and six months ended June 30, 2011, is primarily due to significant catastrophe losses (net of reinsurance and reinstatements) in the period compared to the same period last year. The main events in the six months ended June 30, 2011, are:

Occurred during the first quarter

•	Australian floods ($31.2 million; Reinsurance segment - $27.2 million, Lloyd’s segment - $4.0 million);

•	Cyclone Yasi ($29.8 million; Reinsurance segment - $29.8 million, Lloyd’s segment - $ nil);

•	New Zealand earthquake in February ($118.3 million; Reinsurance segment - $114.8 million, Lloyd’s segment - $3.5 million): and

•	Japan earthquake and tsunami ($106.1 million; Reinsurance segment - $93.9 million, Lloyd’s segment - $12.2 million).

Occurred during the second quarter

•	U.S. tornadoes ($16.6 million; Reinsurance segment - $14.1 million, Lloyd’s segment - $2.5 million);

•	New Zealand earthquake in June ($18.5 million; Reinsurance segment - $18.5 million, Lloyd’s segment - $nil).

The increase in the net realized and unrealized gains and losses – other, for the six months ended June 30, 2011, is primarily due to net gains associated with the currency swaps and foreign currency forward contracts used for hedging, as a result of currency fluctuation, which are partially offset by losses recorded through balance sheet currency revaluations and on operational hedges on reinsurance balances.

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

Basic book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares outstanding at the end of the period plus vested RSUs, giving no effect to dilutive securities.  Diluted book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period including all potentially dilutive securities such as a warrant, PSUs and RSUs. When the effect of securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per common share.  The warrant was anti-dilutive and was excluded from the calculation of diluted book value per common share as at June 30, 2011 and December 31, 2010.

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

Index

	As at
	June 30, 2011	December 31, 2010

Flagstone shareholders' equity	$946,904	$1,134,733
Potential net proceeds from assumed:
Exercise of PSU (1)	-	-
Exercise of RSU (1)	-	-
Conversion of warrant (2)	-	-
Diluted Flagstone shareholders' equity	$946,904	$1,134,733

Cumulative distributions paid per outstanding common share (3)	$0.64	$0.56

Common shares outstanding - end of period	70,058,168	68,585,588
Vested RSUs	322,684	262,013
Total common shares outstanding - end of period	70,380,852	68,847,601

Potential shares to be issued:
PSUs expected to vest	1,762,442	3,998,558
RSUs outstanding	270,150	315,200
Conversion of warrant (2)	-	-
Common shares outstanding - diluted	72,413,444	73,161,359

Basic book value per common share	$13.45	$16.48

Diluted book value per common share	$13.08	$15.51

Basic book value per common share plus accumulated distributions	$14.09	$17.04

Diluted book value per common share plus accumulated distributions	$13.72	$16.07

Distributions per common share paid during the period (3)	$0.08	$0.16

(1)No proceeds due when exercised
(2)Below strike price - not dilutive
(3)Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Redomestication, such distributions were in the form of dividends.

Index

Outlook and Trends

On March 20, 2011, Moody’s Investors Service placed the financial strength rating of the Company and its principal subsidiary, Flagstone Suisse, under review.  On July 29, 2011, Moody’s Investor Services indicated that they have decided to extend their review for possible downgrade in order to continue to evaluate the steps taken  by the Company to reduce risk and the extent of further planned changes.  On March 31, 2011, Fitch Ratings re-affirmed the A- insurer financial strength of Flagstone Suisse and revised its outlook to negative. On April 12, 2011, A.M. Best Co. re-affirmed the A- financial strength rating of Flagstone Suisse and revised its outlook to negative. Currently, the majority of Flagstone Suisse reinsurance contracts permit cancellation if our financial strength rating is downgraded below A- by A.M. Best Co.  We anticipate that A.M. Best Co.’s next planned review of our financial strength rating will take place after the North American hurricane season, although they could take action at any time.   Resolution of the negative outlook is dependent on our ability to generate a reasonable and sustainable level of profitability, reduce our dependence on retrocessional support, bring our risk appetite in line with our available capital, continuation of our expense reduction initiatives and, most importantly, improving our overall financial flexibility.  We are working to successfully address each of these items.  A downgrade or sustained negative outlook by any rating organization could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as our customers, and brokers that place such business, move to other competitors with higher financial strength ratings, as well as resulting in negative consequences for our results of operations, cash flows, competitive position and business prospects.  Although we regularly provide financial and other information to rating agencies to both maintain and enhance existing financial strength ratings, we cannot assure that our financial strength ratings will not remain on negative outlook or be downgraded in the future by any of these agencies.

We seek to maintain a prudent amount of capital for our business and maintain our overall financial flexibility. When assessing our financial position and potential capital needs, we consider, among other things, the low investment returns environment, our recent and potential net exposure to losses associated with catastrophic events, underwriting opportunities and market conditions. We may decide to raise additional capital in the future to continue and/or invest in our existing businesses or write new business, although any such decision will be dependent on then-existing market and other conditions.

North America

During the second quarter, and in particular the mid-year renewal period, North American catastrophe pricing experienced positive trends generally moving up by 8 – 15 percent. Florida, which dominates the mid-year renewals, saw pricing move up 8 – 10 percent on lower layers and 10 – 15 percent on upper layers.  These rate increases were likely the result of continued large international loss activity in the first half of the year as well as an active second quarter in the United States where losses from severe weather events became material.  Furthermore, recent catastrophe model increases for United States wind exposure have also served to increase demand and pricing for these risks.  Reinsurance capacity for North American wind risks decreased during the second quarter as evidenced by programs just reaching full subscription whereas similar programs in the previous period were significantly oversubscribed. We believe the future rate environment will be dependent to a large degree upon loss activity arising from the current hurricane season in North America. However, we expect a similar level of rate increase as at mid-year to continue into the January 1, 2012 renewals and a more dramatic level of rate increase in the event of any material (U.S.) catastrophe loss activity during the second half of 2011.

Specialty Lines

As in the previous quarter, the treaty and direct and facultative specialty lines remain mixed. We continue to see increasing opportunities in the construction and engineering segment and the marine and energy segments continue to improve following the impact of Deepwater Horizon and a series of large attritional losses in the first quarter. We are generally seeing improved terms and conditions and are able to take advantage of a better trading environment.  Marine hull rates continue to soften, albeit modestly.  Aviation, with the exception of treaty excess of loss, remains very challenging with significant over capacity in all aviation segments. Property facultative rates in many regions have turned following the numerous international cat losses and we are seeing encouraging signs in many regions.

International

The midyear renewals proceeded as expected with significant rate increases in loss affected territories, namely Japan, Australia and New Zealand.  Japan wind rates increased 5% whilst earthquake rates increased roughly 50% in most cases. The Australian and New Zealand renewals experienced rate increases of between 30% and 130%.  We successfully renewed all our core programs in these regions at enhanced rates, however, we did take the opportunity to reduce our exposures in line with our stated plan to de risk areas of the portfolio.  Outside of loss affected areas, rates were generally flat which provides hope that the softening cycle has ended.  This was clearly seen in Latin America and Europe where renewals were generally flat and completed in an orderly fashion, which is not always the case in Latin America.

Index

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

Index

Gross Premiums Written

Details of the consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	For the three months ended June 30,
	2011		2010
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance and Lloyd's (1)
Property catastrophe	$170,292	49.1%	$191,739	51.9%
Property	80,427	23.2%	86,980	23.5%
Short-tail specialty and casualty	65,283	18.9%	67,576	18.3%
Island Heritage
Insurance	30,491	8.8%	23,316	6.3%
Total	$346,493	100.0%	$369,611	100.0%

	For the six months ended June 30,
	2011		2010
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance and Lloyd's (1)
Property catastrophe	$372,154	48.4%	$399,995	52.0%
Property	163,743	21.3%	158,570	20.6%
Short-tail specialty and casualty	181,310	23.6%	170,170	22.1%
Island Heritage
Insurance	51,437	6.7%	41,078	5.3%
Total	$768,644	100.0%	$769,813	100.0%

Index

	For the three months ended June 30,
	2011		2010
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (2)
Caribbean(3)	$35,313	10.2%	$27,662	7.5%
Europe	18,765	5.4%	21,613	5.9%
Japan and Australasia	29,773	8.6%	25,494	6.9%
North America	188,905	54.5%	214,433	58.0%
Worldwide risks (4)	52,178	15.1%	60,299	16.3%
Other	21,559	6.2%	20,110	5.4%
Total	$346,493	100.0%	$369,611	100.0%

	For the six months ended June 30,
	2011		2010
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (2)
Caribbean(3)	$58,912	7.7%	$49,773	6.5%
Europe	100,584	13.1%	98,695	12.8%
Japan and Australasia	73,625	9.6%	45,501	5.9%
North America	314,559	40.9%	353,520	45.9%
Worldwide risks (4)	174,857	22.7%	179,320	23.3%
Other	46,107	6.0%	43,004	5.6%
Total	$768,644	100.0%	$769,813	100.0%

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

Index

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011	2010	$ Change	% Change

Property catastrophe reinsurance	$180,063	$201,106	$(21,043)	(10.5)%
Property reinsurance	53,223	56,148	(2,925)	(5.2)%
Short tail specialty and casualty reinsurance	40,978	38,448	2,530	6.6%
Gross premiums written	274,264	295,702	(21,439)	(7.3)%
Premiums ceded	(44,410)	(39,975)	(4,435)	11.1%
Net premiums written	229,854	255,727	(25,874)	(10.1)%
Net premiums earned	129,392	191,654	(62,262)	(32.5)%
Other related income	897	2,495	(1,598)	(64.0)%
Loss and loss adjustment expenses	(89,379)	(112,435)	23,056	(20.5)%
Acquisition costs	(29,601)	(36,492)	6,891	(18.9)%
General and administrative expenses	(21,443)	(34,048)	12,605	(37.0)%
Underwriting (loss) income	$(10,134)	$11,174	$(21,308)	NM (1)

Loss ratio	69.1%	58.7%
Acquisition cost ratio	22.9%	19.0%
General and administrative expense ratio	16.6%	17.8%
Combined ratio	108.6%	95.5%

(1)Not meaningful.

•
The decrease in net underwriting results is primarily related to lower net premiums earned during the three months ended June 30, 2011 as compared to the same period in 2010. The decrease in net premiums earned is primarily related to the purchase of additional reinsurance protection to reduce our net exposure to catastrophic events and reinstatement premiums incurred on our ceded reinsurance due to the loss activity in 2011.

•
The decrease in gross property catastrophe reinsurance premiums is due to reduction in exposure for the Japan and North America renewals, partially offset by rate level increases on our property catastrophe treaties renewed in the quarter. The increase in short tail specialty and casualty reinsurance premiums written is primarily due to increased business with existing clients and the addition of new clients. During the three months ended June 30, 2011, we recorded $5.8 million of gross reinstatement premiums compared to $4.5 million recorded for the same period in 2010.

•
Premiums ceded were 16.2% of gross reinsurance premiums written compared to 13.5% for the same period in 2010 reflecting the increased level of reinsurance purchases after the loss events during the first quarter of 2011.

•
Losses incurred for the current quarter primarily related to the U.S. tornadoes of $19.4 million, the June New Zealand earthquake of $18.5 million and net adverse developments on first quarter 2011 events of $26.6 million, compared to the Deepwater Horizon oil rig loss of $27.5 million during the same period in 2010.

•
Each quarter we revisit our loss estimates for previous catastrophe events. During the quarter ended June 30, 2011, based on updated estimates provided by clients and brokers, we recorded net positive developments of $12.8 million for prior accident years. During the second quarter of 2010, the net favorable developments for prior catastrophe events were $3.5 million.

•
The decrease in general and administrative expenses is primarily the result of our focus on lowering and rationalizing costs and expenses, implemented during 2010.  In addition, as a result of the net loss incurred in the three months ended June 30, 2011, staff compensation accruals and performance based compensation expectations have been adjusted downward.

Index

Below is a summary of the underwriting results and ratios for our Reinsurance segment for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011	2010	$ Change	% Change

Property catastrophe reinsurance	$389,808	$416,498	$(26,690)	(6.4)%
Property reinsurance	119,022	108,274	10,748	9.9%
Short tail specialty and casualty reinsurance	132,136	113,622	18,514	16.3%
Gross premiums written	640,966	638,394	2,572	0.4%
Premiums ceded	(163,171)	(106,830)	(56,341)	52.7%
Net premiums written	477,795	531,564	(53,769)	(10.1)%
Net premiums earned	341,684	370,625	(28,941)	(7.8)%
Other related income	1,366	2,965	(1,599)	(53.9)%
Loss and loss adjustment expenses	(400,278)	(209,993)	(190,285)	90.6%
Acquisition costs	(71,948)	(70,227)	(1,721)	2.5%
General and administrative expenses	(38,613)	(68,105)	29,492	(43.3)%
Underwriting (loss) income	$(167,789)	$25,265	$(193,054)	NM (1)

Loss ratio	117.1%	56.7%
Acquisition cost ratio	21.1%	18.9%
General and administrative expense ratio	11.3%	18.4%
Combined ratio	149.5%	94.0%

(1)NM - not meaningful.

•
The decrease in net underwriting results is primarily related to incurred losses on more significant catastrophic events in 2011 (Australian floods, cyclone Yasi, New Zealand earthquakes (February and June), Japan earthquake and tsunami and the second quarter 2011 U..S. tornado activity), as compared to the same period in 2010 (Chile earthquake and Deepwater Horizon oil rig) and to lower net premiums earned due to increase in premiums ceded.

•
The decrease in gross property catastrophe reinsurance premiums is due to reduction in exposure for the January 1 and June 1 renewals, partially offset by the increase in reinstatement premiums due to higher catastrophe losses in the first six months of 2011. The increase in gross property and short tail specialty and casualty reinsurance premiums written is primarily due to increased business with existing clients and the addition of new clients.  During the six months ended June 30, 2011, we recorded $17.8 million of gross reinstatement premiums compared to $8.3 million recorded for the same period in 2010. The increase was due to higher catastrophe losses in the current period.

•
Premiums ceded were 25.5% of gross reinsurance premiums written compared to 16.7% for the same period in 2010. The increase is primarily related to the purchase of additional reinsurance protection to reduce our net exposure to catastrophic events and reinstatement premiums incurred on our ceded reinsurance due to the loss activity in 2011.

•
The increase in the loss ratio compared to the same period of 2010 is primarily due to more significant losses from catastrophic events in the current period, including net incurred losses related to the Australian floods ($27.2 million), cyclone Yasi ($29.8 million), New Zealand earthquake of February 2011 ($100.8 million), the Japan earthquake and tsunami ($99.1 million), New Zealand earthquake of June 2011 ($18.5 million) and the U.S. tornadoes ($19.4 million) compared to the same period in 2010, which included losses related to the Chile earthquake ($52.7 million) and the Deepwater Horizon oil rig ($27.5 million).

•
The decrease in general and administrative expenses is primarily the result of our focus, implemented during 2010, on lowering and rationalizing costs and expenses, including the disposal of corporate aircraft. In addition, as a result of the net loss incurred in the six months ended June 30, 2011, staff compensation accrual and performance based compensation expectations have been adjusted downward.

Index
Lloyd’s Segment

Below is a summary of the underwriting results and ratios for our Lloyd's segment for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011	2010	$ Change	% Change

Property reinsurance	$27,204	$30,831	$(3,627)	(11.8)%
Short tail specialty and casualty reinsurance	24,669	29,942	(5,273)	(17.6)%
Gross premiums written	51,873	60,773	(8,900)	(14.6)%
Premiums ceded	(2,526)	(7,484)	4,958	(66.2)%
Net premiums written	49,347	53,289	(3,942)	(7.4)%
Net premiums earned	35,931	37,610	(1,679)	(4.5)%
Other related income	696	1,487	(791)	(53.2)%
Loss and loss adjustment expenses	(25,497)	(39,179)	13,682	(34.9)%
Acquisition costs	(8,386)	(8,394)	8	(0.1)%
General and administrative expenses	(5,367)	(6,615)	1,248	(18.9)%
Underwriting loss	$(2,623)	$(15,091)	$12,468	(82.6)%

Loss ratio	71.0%	104.2%
Acquisition cost ratio	23.3%	22.3%
General and administrative expense ratio	14.9%	17.6%
Combined ratio	109.2%	144.1%

•	The decrease in the gross premiums written is primarily attributable to our decision to decline the renewal of certain business due to unfavorable pricing terms.

•
Premiums ceded were 4.9% of gross premiums written compared to 12.3% of gross premiums written for the same period in 2010.  The reduction is a function of lower gross written premiums during the quarter and the timing of certain reinsurance contracts.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $0.4 million compared to $0.8 million for the same period in 2010. This amount is eliminated upon consolidation.

•
The decrease in the loss ratio compared to the second quarter of 2010 is primarily due to less significant losses from catastrophic events in the current quarter, which include the U.S. tornadoes ($2.5 million), compared to the same period of 2010, which included losses related to the Deepwater Horizon oil rig; ($14.0 million).

•	Other related income, derived from services provided to syndicates and third parties, decreased primarily as a result of a reduction of certain services being provided to third parties.

Index

Below is a summary of the underwriting results and ratios for our Lloyd's segment for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011	2010	$ Change	% Change

Property reinsurance	$44,721	$50,290	$(5,569)	(11.1)%
Short tail specialty and casualty reinsurance	55,682	62,672	(6,990)	(11.2)%
Gross premiums written	100,403	112,962	(12,559)	(11.1)%
Premiums ceded	(23,052)	(19,089)	(3,963)	20.8%
Net premiums written	77,351	93,873	(16,522)	(17.6)%
Net premiums earned	73,758	73,298	460	0.6%
Other related income	1,644	10,131	(8,487)	(83.8)%
Loss and loss adjustment expenses	(63,911)	(68,607)	4,696	(6.8)%
Acquisition costs	(17,772)	(17,388)	(384)	2.2%
General and administrative expenses	(11,082)	(11,557)	475	(4.1)%
Underwriting loss	$(17,363)	$(14,123)	$(3,240)	22.9%

Loss ratio	86.6%	93.6%
Acquisition cost ratio	24.1%	23.7%
General and administrative expense ratio	15.0%	15.8%
Combined ratio	125.7%	133.1%

(1)NM - not meaningful.

•	The decrease in the gross premiums written is primarily attributable to our decision to decline the renewal of certain business due to unfavorable pricing terms.

•
Premiums ceded were 23.0% of gross premiums written compared to 16.9% of gross premiums written for the same period in 2010. The increase in the premiums ceded ratio is primarily due to changes in the timing of certain reinsurance contracts, which now incept at January 1, together with the purchase of additional reinsurance coverage in 2011.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $6.5 million compared to $6.1 million for the same period in 2010. This amount is eliminated upon consolidation.

•
Other related income, derived from services provided to syndicates and third parties, decreased primarily as a result of the recognition of profit commission from Syndicate 1861’s 2007 year of account, recorded in the first quarter of 2010, in the amount of $7.0 million.

•
The significant losses from catastrophic events in the current period, include net incurred losses related to the Australian floods ($4.0 million), New Zealand earthquake ($3.5 million), the Japan earthquake and tsunami ($12.2 million) and the U.S. tornadoes ($2.5 million), compared to the same period in 2010, which included losses related to the Chile earthquake ($7.3 million) and the Deepwater horizon oil rig ($14.0 million).

Index

Island Heritage Segment

Below is a summary of the underwriting results and ratios for our Island Heritage segment for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011	2010	$ Change	% Change

Gross premiums written	$30,491	$23,316	$7,175	30.8%
Premiums ceded	(45,555)	(38,490)	(7,065)	18.4%
Net premiums written	(15,064)	(15,174)	110	(0.7)%
Net premiums earned	5,954	2,815	3,139	111.5%
Other related income	4,767	5,539	(771)	(13.9)%
Loss and loss adjustment expenses	(319)	(249)	(70)	28.1%
Acquisition costs	(5,257)	(4,389)	(868)	19.8%
General and administrative expenses	(2,375)	(2,059)	(316)	15.3%
Underwriting income	$2,770	$1,657	$1,113	67.2%

Loss ratio (1)	3.0%	3.0%
Acquisition cost ratio (1)	49.0%	52.5%
General and administrative expense ratio (1)	22.2%	24.6%
Combined ratio (1)	74.2%	80.1%

(1)For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

•
The increase in gross premiums written is primarily related to continued growth in the Bahamas and the Cayman Islands. Contracts are written on a per risk basis and consist primarily of property lines.

•
Premiums ceded were 149.4% of gross premiums written compared to 165.1% of gross premiums written for the same period in 2010. The second quarter is the period in which the Company renews the critical components of its catastrophe reinsurance program and as such the ceded premiums tend to be significant relative to the written premiums.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $9.8 million compared to $9.4 million for the same period in 2010. This amount is eliminated upon consolidation.

•
Other related income consists primarily of quota share reinsurance ceding commissions.  The other related income includes $4.0 million related to the quota share arrangement between Island Heritage and Flagstone Suisse compared to $3.7 million during the same period in 2010.  This amount is eliminated upon consolidation.

Index

Below is a summary of the underwriting results and ratios for our Island Heritage segment for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011	2010	$ Change	% Change

Gross premiums written	$51,437	$41,078	$10,359	25.2%
Premiums ceded	(60,286)	(48,892)	(11,394)	23.3%
Net premiums written	(8,849)	(7,814)	(1,035)	13.2%
Net premiums earned	6,324	4,971	1,353	27.2%
Other related income	12,070	11,145	926	8.3%
Loss and loss adjustment expenses	(755)	(642)	(113)	17.5%
Acquisition costs	(9,784)	(8,381)	(1,403)	16.7%
General and administrative expenses	(4,583)	(4,235)	(348)	8.2%
Underwriting income	$3,272	$2,858	$414	14.5%

Loss ratio (1)	4.1%	4.0%
Acquisition cost ratio (1)	53.2%	52.0%
General and administrative expense ratio (1)	24.9%	26.3%
Combined ratio (1)	82.2%	82.3%

(1)For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

•
The increase in gross premiums written is primarily related to continued growth in the Bahamas and the Cayman Islands. Contracts are written on a per risk basis and consist primarily of property lines.

•	Premiums ceded were 117.2% of gross premiums written compared to 119.0% of gross premiums written for the same period in 2010.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $17.7 million compared to $16.5 million for the same period in 2010. This amount is eliminated on consolidation.

•
Other related income consists primarily of quota share reinsurance ceding commissions.  The other related income includes $8.3 million related to the quota share arrangement between Island Heritage and Flagstone Suisse compared to $7.5 million for the same period in 2010.  This amount is eliminated upon consolidation.

Investment Results

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity and is managed to produce a total return.  In assessing returns under this approach we include investment income and realized and unrealized gains and losses generated by the investment portfolio.

The total return on our investment portfolio, excluding the noncontrolling interests in the investment portfolio, comprises investment income and realized and unrealized gains and losses on investments.

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Investment portfolio return	0.4%	(0.1)%	0.5%	1.4%	0.8%	0.6%

•
The change in the return on invested assets during the three and six months ended June 30, 2011, compared to the same periods in 2010 is primarily due to the positive impact of rising inflation indices on our inflation protected fixed income securities and better performance of commodity and equity markets.

Index

Net investment income

Net investment income is derived from interest earned on investments, reduced by investment management and custody fees.  We allocate expenses directly related to investments to investment income.

The following tables set forth net investment income for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011	2010	$ Change

Cash and cash equivalents	$557	$353	$204
Fixed maturity investments	13,472	8,575	4,897
Short term investments	223	287	(64)
Other investments	(29)	395	(424)
Investment expenses	(1,148)	(1,391)	243
Net investment income	$13,075	$8,219	$4,856

	For the six months ended June 30,
	2011	2010	$ Change

Cash and cash equivalents	$1,096	$404	$692
Fixed maturity investments	23,374	16,034	7,340
Short term investments	430	664	(234)
Other investments	(88)	745	(833)
Investment expenses	(2,305)	(2,343)	38
Net investment income	$22,507	$15,504	$7,003

•
The increase is principally due to a higher amortization income on the Treasury Inflation Protected Securities (“TIPS”) caused by the impact of the rise in inflation index.  On the TIPS, the positive amortization is offset by losses reported in net realized and unrealized gains (losses) – investments. The Company allocates all investment related expenses to investment income, including salaries and overhead expenses, considered to be directly related to and supporting the investment income.

Net realized and unrealized gains and losses – investments

Net realized and unrealized gains and losses – investments comprises fixed maturities, equities, other investments, and investment portfolio derivatives.  We enter into investment portfolio derivatives including global equity, global bond, commodity futures, TBAs and total return swaps.  We enter into index futures contracts and total return swaps to gain or reduce our exposure to an underlying asset or index.  We also purchase TBAs as part of our investing activities.  We enter into interest rate futures in order to manage portfolio duration and interest rate risk. Exposure to these instruments is managed based on guidelines established by management and is approved by the Board.

The following table is a breakdown of net realized and unrealized gains – investments for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011	2010	$ Change

Net realized gains on fixed maturities	$22,762	$13,288	$9,474
Net unrealized gains (losses) on fixed maturities	2,840	(35,168)	38,008
Net realized losses on equities	(845)	-	(845)
Net unrealized gains (losses) on equities	781	(10)	791
Net realized and unrealized (losses) gains on derivative instruments - investments (see table below)	(33,611)	10,300	(43,911)
Net realized and unrealized gains (losses) on other investments	312	(1,081)	1,393
Net realized and unrealized losses - investments	$(7,761)	$(12,671)	$4,910

Index

	For the three months ended June 30,
	2011	2010	$ Change

Futures contracts	$(16,516)	$(20,749)	$4,233
Total return swaps	-	(139)	139
Foreign currency forward contracts	(17,107)	30,954	(48,061)
Mortgage-backed securities TBA	12	234	(222)
Net realized and unrealized (losses) gains on derivatives - investments	$(33,611)	$10,300	$(43,911)

•
The change in net realized and unrealized gains on the fixed maturities was primarily due to foreign exchange on non-U.S. dollar bonds, and partially offset by a lower decrease in interest rates during the current quarter.  Foreign exchange gains were largely offset by losses on derivatives used for foreign exchange hedging.

•	The change in net realized and unrealized losses on futures contracts are primarily due to negative performance of our duration hedge along with negative performance of equity and commodities markets.

•
The change in net realized and unrealized losses on foreign currency forward contracts are related to currency hedges on non-U.S. dollar bonds and are offset by net realized and unrealized gains on the fixed maturities.

The following table is a breakdown of the net realized and unrealized gains (losses) - investments for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011	2010	$ Change

Net realized gains on fixed maturities	$36,885	$15,875	$21,010
Net unrealized gains (losses) on fixed maturities	21,904	(48,416)	70,320
Net realized losses on equities	(845)	-	(845)
Net unrealized gains (losses) on equities	750	(73)	823
Net realized and unrealized (losses) gains on derivative instruments - investments (see table below)	(59,840)	30,056	(89,896)
Net realized and unrealized gains (losses) on other investments	4,289	(302)	4,591
Net realized and unrealized gains (losses) - investments	$3,143	$(2,860)	$6,003

	For the six months ended June 30,
	2011	2010	$ Change

Futures contracts	$(8,774)	$(20,353)	$11,579
Total return swaps	-	1,105	(1,105)
Foreign currency forward contracts	(51,083)	48,416	(99,499)
Mortgage-backed securities TBA	17	888	(871)
Net realized and unrealized (losses) gains on derivatives - investments	$(59,840)	$30,056	$(89,896)

•
The change in net realized and unrealized gains on the fixed maturities was largely offset by the negative change in net realized and unrealized losses on foreign exchange forward contracts which are used for foreign exchange hedging of the non-U.S. dollar bonds.

•	The change in net realized and unrealized gains on other investments is primarily due to net realized and unrealized gains on catastrophe bonds and investment funds.

•	The change in net realized and unrealized gains on futures contracts is primarily due to better performance of equity and commodities markets and due to the impact of our duration hedge.

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

The following tables are a breakdown of net realized and unrealized gains (losses) – other for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011	2010	$ Change

Currency swaps	$467	$(1,679)	$2,146
Foreign currency forward contracts	13,519	(851)	14,370
Reinsurance derivatives	-	564	(564)
Net realized and unrealized gains (losses) - other	$13,986	$(1,966)	$15,952

	For the six months ended June 30,
	2011	2010	$ Change

Currency swaps	$1,547	$(2,766)	$4,313
Foreign currency forward contracts	11,508	5,339	6,169
Reinsurance derivatives	241	1,119	(878)
Net realized and unrealized gains - other	$13,296	$3,692	$9,604

•
The net gains associated with the currency swaps and foreign currency forward contracts are due to currency fluctuations which are partially offset by losses recorded through balance sheet currency revaluations and on operational hedges on reinsurance balances.

•	The decrease in net realized and unrealized gains on reinsurance derivatives was due to the decreased number of ILWs determined to be derivatives written during 2011.

Interest Expense

Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  Interest expense was $3.0 million and $5.9 million for the three and six months ended June 30, 2011, compared to $2.5 million and $5.1 million for the three and six months ended June 30, 2010.

Foreign Exchange

For the three and six months ended June 30, 2011, we experienced net foreign exchange losses of $27.0 million and $37.0 million  compared to net foreign exchange gains of $7.9 million and $11.8 million  for the three and six months ended June 30, 2010.   This decrease is primarily due to impact of the weakening U.S. dollar on our net liabilities, especially due to the weakening of the U.S dollar against the New Zealand and Australian dollar in which the Company incurred significant catastrophe losses during the period. Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains and losses – other” in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Income Tax Expense

We have subsidiaries that operate in various other jurisdictions around the world that are subject to tax. The significant jurisdictions in which our subsidiaries are subject to tax are South Africa, Canada, India, Switzerland, U.S. Virgin Islands (“USVI”), United Kingdom, and the U.S.  However because the majority of our income to date has been earned in Bermuda where we are exempt from income tax, the impact of income taxes to date has been minimal.

Index

During the three and six months ended June 30, 2011, income tax recovery was $1.5 million and $6.2 million  compared to income tax expense of $0.4 million and $3.3 million  for the three and six months ended June 30, 2010. The change is primarily attributable to the recognition of a deferred tax asset on tax loss carryforward in the U.K and to lower taxable income in taxable jurisdictions.

Noncontrolling Interest

The following table is the breakdown of income attributable to noncontrolling interest in the unaudited condensed consolidated statements of operations into its various components:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

(Loss) income attributable to Mont Fort	$-	$(17,236)	$556	$(11,719)
Income attributable to Island Heritage	1,197	603	1,465	1,176
Other	-	(23)	-	(67)
Income (loss) attributable to noncontrolling interest	$1,197	$(16,656)	$2,021	$(10,610)

The portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders and Island Heritage’s net income and shareholders’ equity attributable to minority shareholders are recorded as noncontrolling interest in accordance with the FASB ASC Topic on Consolidation. Effective March 25, 2011, upon the final redemption of Mont Fort preferred shares, there is no longer a noncontrolling interest in Mont Fort.

Comprehensive (Loss) Income

The following table is the breakdown of comprehensive (loss) income in the unaudited condensed consolidated statements of operations into its various components:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Net (loss) income	$(19,013)	$(3,387)	$(179,409)	$34,163
Change in currency translation adjustment	873	(1,184)	3,750	(4,881)
Change in defined benefit pension plan obligation	(158)	(397)	(158)	103
Comprehensive (loss) income	(18,298)	(4,968)	(175,817)	29,385
Less: Comprehensive (loss) income attributable to noncontrolling interest	(1,197)	16,656	(2,021)	10,610
Comprehensive (loss) income attributable to Flagstone	$(19,495)	$11,688	$(177,838)	$39,995

The currency translation adjustment is a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  We have entered into certain foreign currency forward contracts that we have designated as hedges in order to hedge our net investment in foreign subsidiaries. To the extent that the contracts are effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment. We designated $46.4 million and $43.2 million of foreign currency forwards contractual value as hedge instruments, which had fair a value of $(0.6) million and $(0.5) million, at June 30, 2011 and December 31, 2010, respectively. We recorded $0.8 million and $2.0 million of realized and unrealized foreign exchange losses during the three and six months ended June 30, 2011 and $3.9 million and $4.5 million of realized and unrealized foreign exchange gains during the three and six months ended June 30, 2010.

Financial Condition, Liquidity, and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at June 30, 2011, comprised 92.8% fixed maturities, short-term investments and cash and cash equivalents, 2.5% equities and the balance in other investments.  We believe that substantially all of our investments can be liquidated and converted into cash within a very short period of time. However, our investment funds, which represent 3.3% of our total investments and cash and cash equivalents at June 30, 2011, do not trade in active markets and are subject to redemption provisions that prevent us from converting them into cash immediately.

Index

At June 30, 2011 and December 31, 2010, all of the fixed maturity securities in our investment portfolio were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA+.

The average duration of our investment portfolio was 1.6 years at June 30, 2011 and 2.0 years at December 31, 2010.

Other investments as at June 30, 2011, amounted to $127.2 million compared to $119.8 million at December 31, 2010.  At June 30, 2011, the other investments comprised $64.4 million in catastrophe bonds and $60.1 million in investment funds, which are recorded at fair value and our equity method investment of $2.6 million.  The increase in other investments during the first six months of 2011 is principally related to additional investments in investment funds.

The net receivable for investments sold at June 30, 2011, was $26.5 million, compared to a net payable for investments purchased of $1.3 million at December 31, 2010.  Net payables and receivables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

See Note 4 “Investments” to the unaudited condensed consolidated financial statements for further details on amortized cost, gross unrealized gains and losses, and rating and maturity distributions.

Liquidity

Cash flows from operations for the six months ended June 30, 2011 used $95.2 million during the six months ended June 30, 2011, as compared to providing $111.5 million during the same period in 2010.  This decrease in cash flows from operations was primarily related to lower net income and increased premium balances receivable and reinsurance recoverable, partially offset by increased loss and loss adjustment expense reserves. Because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of distributions to shareholders, share related transactions and the issuance or repayment of debt.  During the six months ended June 30, 2011, net cash of $52.3 million was used in financing activities, compared to $95.6 million for the same period in 2010.  For the six months ended June 30, 2011, the net cash used in financing activities related principally to the redemption of preferred shares in Mont Fort High Layer.  For the six months ended June 30, 2010, the net cash used in financing activities related principally to the repurchase of common shares held in treasury and also included the redemption of preferred share in Mont Fort ILW2.

We may incur additional indebtedness in the future if we determine that it would improve the efficiency of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in our investment portfolio.

To date, we have had sufficient cash flows from operations to meet our liquidity requirements.  We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. In the current financial environment, it may be difficult for the insurance industry generally, and us in particular, to raise additional capital when required, on acceptable terms or at all. Cash and cash equivalents were $276.0 million at June 30, 2011.

Index

Capital Resources

Our total capital resources at June 30, 2011 and December 31, 2010 were as follows:

	As at
	June 30, 2011	December 31, 2010

Long term debt	$252,602	$251,122
Common shares	845	845
Common shares held in treasury	(161,701)	(178,718)
Additional paid-in capital	877,227	904,235
Accumulated other comprehensive loss	(2,586)	(6,178)
Retained earnings	233,119	414,549
Total capital	$1,199,506	$1,385,855

The movement in both common shares held in treasury and additional paid-in capital during the six months ended June 30, 2011, arises from the use of treasury shares to settle vested stock based compensation grants.

For the six months ended June 30, 2011, accumulated other comprehensive loss arose from the changes in currency translation adjustment of $3.8 million and the defined benefit pension plan obligation of $(0.2) million.

Letter of credit facilities

On March 5, 2009, Flagstone Suisse entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”). On March 5, 2011, the Barclays Facility was amended to extend the maturity date to August 31, 2011 to allow for the renegotiation of the agreement. The Barclays Facility is used to support the reinsurance obligations of the Company.  As at June 30, 2011, $30.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $33.6 million of fixed maturity securities from the Company’s investment portfolio.

On April 28, 2010, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”).  The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged.  The Citi Facility now comprises a $275.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $275.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  As at June 30, 2011, $428.2 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $503.9 million of fixed maturity securities from the Company’s investment portfolio.  The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

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

Switzerland
Flagstone Suisse is licensed to operate as a reinsurer in Switzerland and Flagstone Suisse is also licensed in Bermuda with a branch office. Flagstone Suisse is not licensed in any other jurisdictions.  Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, we anticipate that our reinsurance clients will typically require Flagstone Suisse to post a letter of credit or other collateral.

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

Index

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

Montana Re is a special purpose reinsurer established in the Cayman Islands and was formed as a program structure enabling further issuance of additional series of notes in the future.  During 2009, we entered into a reinsurance agreement with Montana Re that provides us with $175.0 million of protection for certain losses from global catastrophe events.  During 2010, we entered into an additional reinsurance agreement with Montana Re, which incepted on January 1, 2011, that provides us with $210.0 million of protection for certain losses from global catastrophe events. These bonds have recently been downgraded by the relevant rating agencies to reflect the increased likelihood of attachments due to recent industry model changes.

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

As at June 30, 2011, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.6%, or approximately $24.5 million. As at June 30, 2011, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.5%, or approximately $23.1 million.

We use interest rate futures to manage the duration of our investment portfolio. As at June 30, 2011, the total exposure of the interest rate futures contracts held was $0.8 billion and these positions had a fair value of $(1.8) million. The interest rate futures contracts held were for three month exposure to U.S. and Euro interest rates, and we held short positions which reduced the duration of our portfolio. As at June 30, 2011, the impact of these futures on our fixed maturity securities and cash and cash equivalents was a reduction of duration by 0.5 years. The impact from an immediate 100 basis point increase in market interest rates would have resulted in an estimated increase in market value of the interest rate futures contracts by approximately $7.7 million. The impact from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated decrease in market value of the interest rate futures contracts by approximately $7.1 million.

As at June 30, 2011, we held $318.6 million, or 23.1% of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at June 30, 2011.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, we would also be exposed to reinvestment risk, as cash flows received by us could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity and index-linked futures. The total of such exposure as at June 30, 2011 was $58.1 million. The fair value of these positions as at June 30, 2011 amounted to $0.4 million and was recorded in equity investments, other assets and other liabilities. For the three and six months ended June 30, 2011, we recorded net realized and unrealized losses of $5.7 million and net realized and unrealized gains of $0.7 million, respectively, in net realized and unrealized gains – investments. The total exposure of the index-linked futures was $57.8 million as at June 30, 2011.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at June 30, 2011, our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  We believe this high-quality portfolio reduces our exposure to credit risk on fixed income investments to an acceptable level. We have included credit rating information with respect to our investment portfolio because it enhances the reader's understanding of its composition and consistency with our investment philosophy.

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

In addition, we have exposure to credit risk as it relates to our insurance and reinsurance balances receivable.  Premium balances receivable from our clients at June 30, 2011 and December 31, 2010, were $534.2 million and $318.5 million, respectively, including balances both currently due and accrued.  We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $3.0 million in bad debt expenses related to our insurance and reinsurance premium balances receivable.

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

Foreign Currency Risk

We use foreign currency forward contracts and currency swaps to manage currency exposure.  The net notional exposure of foreign currency forward contracts in U.S. dollars as at June 30, 2011 and December 31, 2010, were $924.4 million and $854.2 million, respectively, and these contracts had a fair value of $(7.3) million and $(5.2) million, respectively.  The change results from an increased allocation to our non-U.S. dollar strategy, which we hedge back to U.S. dollars.  For the three and six months ended June 30, 2011, we recorded net realized and unrealized losses of $3.6 million and $39.6 million, respectively, on foreign currency forward contracts and for the three and six months ended June 30, 2010, we recorded net realized and unrealized gains of $30.1 million and $53.8 million, respectively, on foreign currency forward contracts.

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

Investments

A significant portion of the securities held in our investment portfolios are measured in U.S. dollars. Within our fixed maturity portfolio, a large portion is invested in non-U.S. dollar currencies, which are hedged to U.S. dollars. At the time of purchase, each investment is identified as either a hedged investment, to be maintained with an appropriate currency hedge to U.S. dollars or an unhedged investment, one not to be maintained with a hedge.  Generally, fixed income investments will be hedged, listed equity investments may or may not be hedged, and other investments such as investment funds may or may not be hedged.

Index

Financing

Certain subsidiaries of ours have a functional currency other than the U.S. dollar.  Our practice is to hedge the net investment in those subsidiaries and designate foreign currency forward contracts as hedging instruments.  The contractual amount of these contracts as at June 30, 2011 and December 31, 2010 was $46.4 million and $43.2 million, respectively, and the contracts had a fair value of $(0.6) million and $(0.5) million, respectively.  During the three and six months ended June 30, 2011, we recorded net realized and unrealized losses of $0.8 million and $2.0 million, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.  During the three and six months ended June 30, 2010, we recorded net realized and unrealized gains of $3.9 million and $4.5 million, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

We entered into a currency swap agreement to hedge the Euro-denominated deferrable interest debentures recorded as long term debt.  Under the terms of the foreign currency swap, we exchanged €13.0 million for $18.4 million, and will receive Euribor plus 354 basis points and pay LIBOR plus 367 basis points.   The swap expires on September 15, 2011 and had a fair value of less than $0.5 million as at June 30, 2011.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the six months ended June 30, 2011 and 2010, approximately 38.2% and 30.1%, respectively, was written in currencies other than the U.S. dollar.  For the six months ended June 30, 2011, we had net foreign exchange losses of $37.0 million compared to gains of $11.8 million for the same period in 2010.

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

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the impact of the agencies’ ongoing review of our financial strength ratings and the consequences to our business of this review and sustained negative outlook or any downgrade; our ability to raise capital on favorable terms or at all; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts in which the deposit premium is not specified; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, and our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; our exposure to many different counterparties in the financial service industry, and the related credit risk of counterparty default; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; our need for financial flexibility to maintain our current level of business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the insurance and reinsurance industries; declining demand due to increased retentions by cedents and other factors; our ability to continue to implement our expense reduction initiatives; the impact of terrorist activities on the economy; and rating agency policies and practices particularly related to the duration a company may remain on negative outlook without further ratings action.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 2, 2011

FLAGSTONE REINSURANCE HOLDINGS, S.A.

By:	/s/ David A. Brown
Name:	David A. Brown
Title:	Chief Executive Officer
(Authorized Officer)

By:	/s/ Patrick Boisvert
Name:	Patrick Boisvert
Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.