Form 10-Q
period 2011-09-30
Flagstone Reinsurance Holdings, S.A.
filed 2011-11-04
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑   Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

65 Avenue de la Gare
 L-1611 Luxembourg, Grand Duchy of Luxembourg
(Address of principal executive offices)

+352 273 515 30
(Registrant's telephone number, including area code)

37 Val St André
 L-1128 Luxembourg, Grand Duchy of Luxembourg
(Former address, if changed since last report)

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
Yes    ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    ☑    No  

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No  ☑

As of November 4, 2011, the Registrant had 70,058,168 common voting shares outstanding, net of treasury shares with a par value of  $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS, S.A.

Index
PART I − FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at September 30,	As at December 31,
	2011	2010
ASSETS
Investments:
Fixed maturities, at fair value (Amortized cost: 2011 - $1,289,615; 2010 - $1,433,868)	$1,301,431	$1,473,862
Short term investments, at fair value (Amortized cost: 2011 - $12,371; 2010 - $14,254)	12,368	14,251
Equity investments, at fair value (Cost: 2011 - $254; 2010 - $7,931)	110	283
Other investments	127,705	119,764
Total investments	1,441,614	1,608,160
Cash and cash equivalents	308,906	345,705
Restricted cash	59,682	43,413
Premium balances receivable	421,841	318,455
Unearned premiums ceded	97,875	68,827
Reinsurance recoverable	245,595	28,183
Accrued interest receivable	12,974	15,599
Receivable for investments sold	4,353	1,795
Deferred acquisition costs	72,756	65,917
Funds withheld	28,570	25,934
Goodwill	16,381	16,381
Intangible assets	31,025	31,549
Asset held for sale	-	2,300
Other assets	198,648	146,984
Total assets	$2,940,220	$2,719,202

LIABILITIES
Loss and loss adjustment expense reserves	$1,081,400	$721,314
Unearned premiums	474,186	378,804
Insurance and reinsurance balances payable	126,330	82,134
Payable for investments purchased	25,096	3,106
Long term debt	251,167	251,122
Other liabilities	88,153	86,127
Total liabilities	2,046,332	1,522,607

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued (2011 - 84,464,259; 2010 - 84,474,758) and outstanding (2011 - 70,058,168; 2010 - 68,585,588)	845	845
Common shares held in treasury, at cost (2011 - 14,406,091; 2010 - 15,889,170)	(161,701)	(178,718)
Additional paid-in capital	875,481	904,235
Accumulated other comprehensive loss	(11,201)	(6,178)
Retained earnings	173,574	414,549
Total Flagstone shareholders' equity	876,998	1,134,733
Noncontrolling interest in subsidiaries	16,890	61,862
Total equity	893,888	1,196,595
Total liabilities and equity	$2,940,220	$2,719,202

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES
Gross premiums written	$169,893	$185,649	$938,537	$955,462
Premiums ceded	(47,705)	(26,273)	(270,052)	(178,463)
Net premiums written	122,188	159,376	668,485	776,999
Change in net unearned premiums	57,048	39,318	(67,483)	(129,411)
Net premiums earned	179,236	198,694	601,002	647,588
Net investment income	6,814	7,488	29,321	22,992
Net realized and unrealized (losses) gains - investments	(19,292)	40,165	(16,149)	37,305
Net realized and unrealized (losses) gains - other	(18,305)	7,677	(5,009)	11,369
Other income	5,214	1,785	12,345	19,357
Total revenues	153,667	255,809	621,510	738,611

EXPENSES
Loss and loss adjustment expenses	169,511	119,089	634,455	398,331
Acquisition costs	47,012	30,615	137,825	119,036
General and administrative expenses	28,071	49,338	82,349	133,235
Interest expense	3,236	2,690	9,176	7,749
Net foreign exchange (gains) losses	(33,921)	17,072	3,065	5,260
Total expenses	213,909	218,804	866,870	663,611
(Loss) income before income taxes and interest in earnings of equity investments	(60,242)	37,005	(245,360)	75,000
Recovery (provision) for income tax	1,053	(966)	7,218	(4,256)
Interest in earnings of equity investments	(250)	(364)	(706)	(906)
Net (loss) income	(59,439)	35,675	(238,848)	69,838
Less: (Income) loss attributable to noncontrolling interest	(106)	1,586	(2,127)	12,196
NET (LOSS) INCOME ATTRIBUTABLE TO FLAGSTONE	$(59,545)	$37,261	$(240,975)	$82,034

Net (loss) income	$(59,439)	$35,675	$(238,848)	$69,838
Change in currency translation adjustment	(8,677)	5,352	(4,927)	471
Change in defined benefit pension plan obligation	62	83	(96)	186
Comprehensive (loss) income	(68,054)	41,110	(243,871)	70,495
Less: Comprehensive (income) loss attributable to noncontrolling interest	(106)	1,586	(2,127)	12,196
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO FLAGSTONE	$(68,160)	$42,696	$(245,998)	$82,691

Weighted average common shares outstanding—Basic	70,380,852	77,631,156	70,041,621	79,871,964
Weighted average common shares outstanding—Diluted	70,380,852	77,772,847	70,041,621	80,071,159
Net (loss) income attributable to Flagstone per common share—Basic	$(0.85)	$0.48	$(3.44)	$1.03
Net (loss) income attributable to Flagstone per common share—Diluted	$(0.85)	$0.48	$(3.44)	$1.02
Distributions declared per common share (1)	$0.04	$0.04	$0.12	$0.12

 (1) Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the nine months ended September 30, 2011	Total equity	Comprehensive (loss) income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,196,595	$-	$414,549	$(6,178)	$845	$(178,718)	$904,235	$61,862
Repurchase of preferred shares	(46,488)							(46,488)
Comprehensive income:
Net (loss) income	(238,848)	(238,848)	(240,975)					2,127
Other comprehensive income:
Change in currency translation adjustment	(4,927)	(4,927)		(4,927)
Defined benefit pension plan obligation	(96)	(96)		(96)
Comprehensive (loss) income	(243,871)	$(243,871)
Stock based compensation	(573)						(573)
Subsidiary stock repurchase	(1,529)						(918)	(611)
Stock compensation exercised from treasury	-					17,017	(17,017)
Distributions declared per common share (1)	(8,406)						(8,406)
Other	(1,840)						(1,840)
Ending balance	$893,888		$173,574	$(11,201)	$845	$(161,701)	$875,481	$16,890

 (1) Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

			Flagstone Shareholders' Equity
For the nine months ended September 30, 2010	Total equity	Comprehensive income	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,365,814	$-	$324,347	$(6,976)	$850	$(19,750)	$912,547	$154,796
Redemption of preferred shares	(79,529)							(79,529)
Comprehensive income:
Net income	69,838	69,838	82,034					(12,196)
Other comprehensive income:
Change in currency translation adjustment	471	471		471
Defined benefit pension plan obligation	186	186		186
Comprehensive income	70,495	$70,495
Stock based compensation	13,278						13,278
Subsidiary stock based compensation	(274)							(274)
Purchase of noncontrolling interest	(750)						(411)	(339)
Shares repurchased and held in treasury	(72,427)					(72,427)
Distributions declared per common share(1)	(14,218)		(6,882)				(3,214)	(4,122)
Ending balance	$1,282,389		$399,499	$(6,319)	$850	$(92,177)	$922,200	$58,336

(1) Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

For the nine months ended September 30,
	2011	2010

Cash flows provided by (used in) operating activities:
Net (loss) income	$(238,848)	$69,838
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized losses (gains)	21,158	(48,674)
Net unrealized foreign exchange (gains) losses	(3,764)	1,506
Depreciation and amortization expense	4,614	5,776
Share based compensation (recovery) expense	(574)	12,694
Interest in earnings of equity investments	706	906
Accretion/amortization on fixed maturity investments	702	3,301
Asset impairment charge	-	13,862
Changes in assets and liabilities, excluding net assets acquired:
Premium balances receivable	(105,703)	(124,384)
Unearned premiums ceded	(29,064)	(37,369)
Reinsurance recoverable	(217,523)	(9,208)
Deferred acquisition costs	(7,126)	(20,337)
Funds withheld	(2,637)	(3,852)
Loss and loss adjustment expense reserves	365,532	203,944
Unearned premiums	97,714	167,268
Insurance and reinsurance balances payable	44,801	14,830
Other changes in assets and liabilities, net	(28,326)	(17,412)
Net cash (used in) provided by operating activities	(98,338)	232,689

Cash flows (used in) provided by investing activities:
Net cash received (paid) in acquisition (disposal) of subsidiaries	1,948	(750)
Purchases of fixed maturity investments	(842,335)	(2,797,924)
Sales and maturities of fixed maturity investments	1,043,686	2,713,093
Purchases of other investments	(23,154)	(68,442)
Sales and maturities of other investments	(34,909)	35,283
Purchases of fixed assets	(10,110)	(28,471)
Sales of fixed asset	-	1,563
Change in restricted cash	(16,269)	34,650
Net cash provided by (used in) investing activities	118,857	(110,998)

Cash flows (used in) provided by financing activities:
Shares repurchased and held in treasury	-	(72,427)
Repurchase of noncontrolling interest	(44,488)	(79,529)
Distributions paid per common share (1)	(8,404)	(9,507)
Other	(1,590)	620
Net cash used in financing activities	(54,482)	(160,843)

Effect of foreign exchange rate on cash	(2,836)	(4,071)

(Decrease) in cash and cash equivalents	(36,799)	(43,223)
Cash and cash equivalents - beginning of year	345,705	352,185
Cash and cash equivalents - end of period	$308,906	$308,962

Supplemental cash flow information:
Receivable for investments sold	$4,353	$26,321
Payable for investments purchased	$25,096	$17,205
Interest paid	$7,014	$6,967

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”).  This ASU amends the FASB ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This disclosure is effective for annual periods beginning after December 15, 2011.  The Company expects no significant impact resulting from the adoption of ASU 2011-05 on its consolidated results of operations and financial condition.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”).  ASU 2011-08 is intended to simplify how entities test goodwill for impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other.  This disclosure is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company expects no significant impact resulting from the adoption of ASU 2011-08 on its consolidated results of operations and financial condition.

4.       INVESTMENTS

Fixed maturity, short term, equity and other investments

The amortized cost or cost, gross unrealized gains and losses, and fair values as at September 30, 2011 and December 31, 2010 are as follows:

	As at September 30, 2011
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and agency securities	$237,281	$4,349	$(1,035)	$240,595
Other foreign governments	243,939	10,960	(3,517)	251,382
Corporates	512,327	15,774	(9,413)	518,688
Mortgage-backed securities	220,230	1,361	(5,649)	215,942
Asset-backed securities	75,838	158	(1,172)	74,824
	1,289,615	32,602	(20,786)	1,301,431

Short term investments
Other foreign governments	1,907	-	(1)	1,906
Corporates	10,464	1	(3)	10,462
	12,371	1	(4)	12,368

Equity investments	254	-	(144)	110
	254	-	(144)	110

Other investments
Investment funds	65,633	953	(5,740)	60,846
Catastrophe bonds	63,000	1,485	-	64,485
	128,633	2,438	(5,740)	125,331

Totals	$1,430,873	$35,041	$(26,674)	$1,439,240

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

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.4 million and $3.1 million at September 30, 2011 and December 31, 2010, respectively.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The country composition of the other foreign government classifications including the amortized cost or cost, gross unrealized gains and losses, and fair values as at September 30, 2011 and December 31, 2010 are as follows:

	As at September 30, 2011
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost or cost	gains	losses	value
Other foreign governments
Sovereign Debt
Eurozone
Portugal, Ireland, Italy, Greece & Spain	$-	$-	$-	$-
Other	51,582	-	(1,779)	49,803
Total	51,582	-	(1,779)	49,803
Other (excluding Eurozone)	114,142	5,133	(1,447)	117,828
	165,724	5,133	(3,226)	167,631

Financial institutions
Eurozone
Portugal, Ireland, Italy, Greece & Spain	-	-	-	-
Other	13,403	275	(103)	13,575
Total	13,403	275	(103)	13,575
Other (excluding Eurozone)	66,719	5,552	(189)	72,082
	80,122	5,827	(292)	85,657

Totals	$245,846	$10,960	$(3,518)	$253,288

	As at December 31, 2010
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost or cost	gains	losses	value
Other foreign governments
Sovereign Debt
Eurozone
Portugal, Ireland, Italy, Greece & Spain	$18,658	$305	$(435)	$18,528
Other	38,934	1,797	-	40,731
Total	57,592	2,102	(435)	59,259
Other (excluding Eurozone)	142,645	12,770	(19)	155,396
	200,237	14,872	(454)	214,655

Financial institutions
Eurozone
Portugal, Ireland, Italy, Greece & Spain	-	-	-	-
Other	9,154	97	-	9,251
Total	9,154	97	-	9,251
Other (excluding Eurozone)	58,396	3,649	(26)	62,019
	67,550	3,746	(26)	71,270

Totals	$267,787	$18,618	$(480)	$285,925

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The following table presents the contractual maturity dates of fixed maturity and short term investments and their respective amortized cost and fair values as at September 30, 2011 and December 31, 2010.

	As at September 30, 2011		As at December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value

Due within one year	$43,935	$45,879	$38,558	$39,909
Due after 1 through 5 years	812,945	822,460	808,954	836,825
Due after 5 through 10 years	112,371	114,047	196,683	202,136
Due after 10 years	36,667	40,647	90,788	95,778
Mortgage and asset-backed securities	296,068	290,766	313,139	313,465
Total	$1,301,986	$1,313,799	$1,448,122	$1,488,113

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

The following table presents a breakdown of the credit quality of the Company's fixed maturity and short term investments as at September 30, 2011 and December 31, 2010:

	As at September 30, 2011		As at December 31, 2010
	Fair value	Percentage of total	Fair value	Percentage of total
Rating Category
AAA	$800,610	60.9%	$903,230	60.7%
AA	164,043	12.5%	193,302	13.0%
A	222,778	17.0%	262,086	17.6%
BBB	126,368	9.6%	129,495	8.7%
Total	$1,313,799	100.0%	$1,488,113	100.0%

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

As at September 30, 2011 and December 31, 2010, the Company’s investments are allocated among fair value levels as follows:

	Fair Value Measurement at September 30, 2011 using:
		Quoted prices in	Significant other	Significant other
	Fair value	active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Fixed maturity investments
U.S. government and agency securities	$240,595	$173,753	$66,842	$-
Other foreign governments	251,382	-	251,382	-
Corporates	518,688	-	518,688	-
Residential mortgage-backed securities	215,942	-	215,942	-
Asset-backed securities	74,824	-	74,824	-
	1,301,431	173,753	1,127,678	-

Short term investments
Other foreign governments	1,906	-	1,906	-
Corporates	10,462	-	10,462	-
	12,368	-	12,368	-

Equity investments
Financial services	110	110	-	-
	110	110	-	-

Other investments
Investment funds	60,846	-	-	60,846
Catastrophe bonds	64,485	-	64,485	-
	125,331	-	64,485	60,846

Totals	$1,439,240	$173,863	$1,204,531	$60,846

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

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.4 million and $3.1 million at September 30, 2011 and December 31, 2010, respectively.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The reconciliation of the fair value for the Level 3 investments for the period ended  September 30, 2011, including purchases and sales and change in realized and unrealized gains (losses) in earnings, is set out below:

For the nine months ended
September 30, 2011

Fair value, December 31, 2010	$39,993
Total realized losses included in earnings	-
Total unrealized gains included in earnings	3,018
Purchases	3,476
Sales	(156)
Fair value, March 31, 2011	$46,331
Total realized losses included in earnings	-
Total unrealized losses included in earnings	(535)
Purchases	14,431
Sales	(89)
Fair value, June 30, 2011	$60,138
Total realized losses included in earnings	-
Total unrealized losses included in earnings	(4,535)
Purchases	5,243
Sales	-
Fair value, September 30, 2011	$60,846

For the Level 3 items still held as of September 30, 2011, the total change in fair value for the three and nine months ended September 30, 2011 was $(4.5) million and $(2.0) million.  Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three and nine months ended September 30, 2011.

Other investments

The Catastrophe bonds pay a variable and fixed interest coupon and generate investment return, and their performance is contingent upon climatological and geological events.

The Company’s investment funds consist of investments in private equity, distressed debt and mortgage-backed investment funds.  As at September 30, 2011 and December 31, 2010, the Company had total outstanding investment commitments of $12.8 million and $13.7 million, respectively. Redemptions from these investments occur at the discretion of the general partner, board of directors or, in other cases, subject to a majority vote by the investors. The Company is not able to redeem a significant portion of these investments prior to 2017.

The following table presents the fair value of the Company’s investment funds as at September 30, 2011 and December 31, 2010:

	As at
	September 30, 2011	December 31, 2010

Distressed debt funds	$14,504	$-
Mortgage-backed investment fund	35,776	31,850
Private equity funds	10,566	8,143
Total	$60,846	$39,993

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

The total amount of such deposited or pledged cash and cash equivalents and fixed maturity investments as at September 30, 2011 and December 31, 2010 are as follows:

	As at
	September 30, 2011	December 31, 2010

Cash and cash equivalents	$59,682	$43,413
Fixed maturity investments	543,882	539,738
Total	$603,564	$583,151

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

The details of the derivatives held by the Company as at September 30, 2011 and December 31, 2010 are as follows:

	As at September 30, 2011
	Asset derivatives	Liability derivatives
	record in	recorded in
	other assets	other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value

Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	$875	$-	$41,456	$875
	875	-		875

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$404	$17,420	$(404)
Foreign currency forward contracts	54,446	28,760	865,704	25,686
Futures contracts	46	8,553	760,827	(8,507)
	54,492	37,717		16,775
Purpose - exposure
Futures contracts	$-	$3,403	$47,609	$(3,403)
	-	3,403		(3,403)

	54,492	41,120		13,372

Total derivatives	$55,367	$41,120		$14,247

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	As at December 31, 2010
	Asset derivatives recorded in other assets	Liability derivatives recorded in other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value

Derivatives designated as hedging instruments
Foreign currency forward contracts(1)	$-	$534	$43,201	$(534)
	-	534		(534)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$1,020	$17,375	$(1,020)
Foreign currency forward contracts	14,701	19,396	820,114	(4,695)
Futures contracts	1,822	4,125	1,100,498	(2,303)
	16,523	24,541		(8,018)
Purpose - exposure
Futures contracts	$4,866	$223	$170,105	$4,643
Mortgage-backed securities TBA	4	17	4,275	(13)
Other reinsurance derivatives	-	241	-	(241)
	4,870	481		4,389

	21,393	25,022		(3,629)

Total derivatives	$21,393	$25,556		$(4,163)

Designated
	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
	(Effective portion)			(Ineffective portion)
Derivatives designated as hedging instruments	For the three months ended September 30,			For the three months ended September 30,
	2011	2010	Location	2011	2010
Foreign currency forward contracts(1)	$5,093	$(4,270)	Net realized and unrealized (losses) - other	$(333)	$(206)
	$5,093	$(4,270)		$(333)	$(206)

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
	(Effective portion)			(Ineffective portion)
Derivatives designated as hedging instruments	For the nine months ended September 30,			For the nine months ended September 30,
	2011	2010	Location	2011	2010
Foreign currency forward contracts(1)	$3,054	$200	Net realized and unrealized (losses) - other	$(682)	$(478)
	$3,054	$200		$(682)	$(478)

(1)Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Non-Designated
	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the three months ended September 30,
as hedging instruments	Location	2011	2010

Futures contracts	Net realized and unrealized (losses) gains - investments	$(18,942)	$17,144
Currency swaps	Net realized and unrealized (losses) gains - other	(1,395)	1,818
Foreign currency forward contracts	Net realized and unrealized gains (losses) - investments	46,509	(70,393)
Foreign currency forward contracts	Net realized and unrealized (losses) gains - other	(16,577)	5,495
Mortgage-backed securities TBA	Net realized and unrealized gains - investments	-	2
Other reinsurance derivatives	Net realized and unrealized gains - other	-	570
		$9,595	$(45,364)

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the nine months ended September 30,
as hedging instruments	Location	2011	2010

Futures contracts	Net realized and unrealized losses - investments	$(27,716)	$(3,209)
Total return swaps	Net realized and unrealized gains - investments	-	1,105
Currency swaps	Net realized and unrealized gains (losses) - other	152	(948)
Foreign currency forward contracts	Net realized and unrealized losses - investments	(4,574)	(21,977)
Foreign currency forward contracts	Net realized and unrealized (losses) gains - other	(4,720)	11,106
Mortgage-backed securities TBA	Net realized and unrealized gains - investments	17	890
Other reinsurance derivatives	Net realized and unrealized gains - other	241	1,689
		$(36,600)	$(11,344)

Foreign currency forward contracts

The Company enters into foreign currency forward contracts for the purpose of hedging its net investment in foreign subsidiaries which are recorded as designated hedges. All other foreign currency forward contracts are not designated as hedges and are entered into for the purpose of hedging our foreign currency fixed maturity investments, select  investment funds and our net foreign currency operational assets and liabilities.

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

Fair value disclosure

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as at September 30, 2011 and December 31, 2010 is allocated between levels as follows:

	Fair Value Measurement at September 30, 2011, using:
		Quoted prices	Significant other	Significant other
	Fair value	in active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Description
Futures contracts	$(11,910)	$(11,910)	$-	$-
Swaps	(404)	-	(404)	-
Foreign currency forward contracts	26,561	-	26,561	-
Total derivatives	$14,247	$(11,910)	$26,157	$-

For the Level 3 items still held as of September 30, 2011, the total change in fair value for the three and nine months ended September 30, 2011, recorded in net realized and unrealized gains (losses) – other, was $nil.

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
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The reconciliation of the fair value for the Level 3 derivative instruments, including net purchases and sales, realized gains and changes in unrealized gains (losses), is as follows:
For the nine months ended
September 30, 2011
Other reinsurance derivatives
Fair value, December 31, 2010	$(241)
Total realized gains (losses) included in earning	-
Total unrealized gains included in earnings	241
Purchases	-
Sales	-
Fair value, March 31, 2011	$-
Total realized gains (losses) included in earning	-
Total unrealized gains included in earnings	-
Purchases	-
Sales	-
Fair value, June 30, 2011	$-
Total realized gains (losses) included in earning	-
Total unrealized gains included in earnings	-
Purchases	-
Sales	-
Fair value, September 30, 2011	$-

Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three and nine months ended September 30, 2011.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

6.   GOODWILL AND INTANGIBLES

The following tables detail goodwill and intangible assets as at September 30, 2011 and December 31, 2010:

Goodwill relates to the following reportable segments:	Reinsurance	Lloyd's	Island Heritage	Total
Balance as at December 31, 2010	$3,108	$3,223	$10,050	$16,381
Impact of foreign exchange	-	-	-	-
Balance as at September 30, 2011	$3,108	$3,223	$10,050	$16,381

	Carrying value at December 31, 2010	Accumulated amortization (1)	Impact of foreign exchange	Carrying value at September 30, 2011
Finite life intangibles
Software	$3,368	$(316)	$-	$3,052
Distribution network	2,928	(214)	1	2,715
	$6,296	$(530)	$1	$5,767
Indefinite life intangibles
Lloyd's syndicate capacity	$24,478	$-	$5	$24,483
Licenses	775	-	-	775
	$25,253	$-	$5	$25,258

Total intangible assets	$31,549	$(530)	$6	$31,025

Aggregate amortization expenses (1)
For the nine months ended September 30, 2011				$546

Estimated amortization expense	For the years ending December 31,	Amount

	2011	$703
	2012	676
	2013	651
	2014	629
	2015	609

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

9.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

Interest expense includes interest payable, amortization of debt offering expenses and finance charges on our letter of credit facilities.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three and nine months ended September 30, 2011, the Company incurred interest expense of $2.5 million and $7.7 million, respectively, on the Deferrable Interest Debentures compared to $2.4 million and $7.0 million, respectively, for the same periods in 2010.  The Company had $0.8 million of interest payable included in other liabilities at both September 30, 2011 and December 31, 2010.

The Company does not carry its long term debt at fair value on its consolidated balance sheets.  At September 30, 2011, the Company estimated the fair value of its long term debt to be approximately $200.9 million compared to $220.5 million at December 31, 2010.

Letter of credit facilities

On August 31, 2011, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS (“FCML”) entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is for letters of credit with a maximum tenor of 15 months and is used to support the reinsurance obligations of the Company.  As of September 30, 2011, $30.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $36.2 million of fixed maturity securities from the Company’s investment portfolio.  The Barclays Facility replaced a $200 million credit facility with Barclays Bank Plc which commenced on March 5, 2009.

On April 28, 2010, Flagstone Suisse and FCML entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged. The Citi Facility now comprises a $275.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $275.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  As at September 30, 2011, $427.2 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $506.6 million of fixed maturity securities from the Company’s investment portfolio. The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

A summary of the activity under the PSU Plan as at September 30, 2011, and changes during the three and nine months ended September 30, 2011, is as follows:

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
			Weighted			Weighted
	Number	Weighted	average	Number	Weighted	average
	expected	average grant	remaining	expected	average grant	remaining
	to vest	date fair value	contractual term	to vest	date fair value	contractual term

Outstanding at beginning of period	1,762,442	$10.84	1.2	3,998,558	$10.25	0.9
Granted	-	-		777,500	12.59
Forfeited	-	-		(56,733)	11.01
Performance factor changes	-	-		(1,584,374)	10.84
Exercised	-	-		(1,372,509)	10.12
Outstanding at end of period	1,762,442	10.84	1.0	1,762,442	10.84	1.0

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a three year period. For the three and nine months ended September 30, 2011, $1.6 million and $(2.5) million, respectively, of compensation expense related to the PSU Plan has been recorded in general and administrative expenses compared to $3.1 million and $11.0 million for the same period in 2010.  As at September 30, 2011 and December 31, 2010, there was a total of $6.7 million and $12.2 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over periods of approximately 1.7 years and 1.5 years, respectively.

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

A summary of the activity under the RSU Plan as at September 30, 2011, and changes during the three and nine months ended September 30, 2011, is as follows:

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Number	Weighted average	Weighted average	Number	Weighted average	Weighted average
	expected to	grant date	remaining	expected to	grant date	remaining
	vest	fair value	contractual term	vest	fair value	contractual term

Outstanding at beginning of period	592,834	$11.81	0.5	577,213	$11.08	0.3
Granted	15,020	8.33		222,634	12.31
Forfeited	(9,850)	11.60		(39,150)	11.66
Exercised	-	-		(162,693)	10.26
Outstanding at end of period	598,004	11.72	0.3	598,004	11.72	0.3

Unrecognized compensation cost related to non-vested RSUs was $1.3 million and $0.9 million at September 30, 2011 and December 31, 2010, respectively, and is expected to be recognized over a period of approximately 1.0 year and 1.0 year, respectively.  Compensation expenses related to the RSU Plan of $0.4 million and $2.0 million were recorded in general and administrative expenses for the three and nine months ended September 30, 2011 compared to $0.2 million and $1.7 million for the same periods in 2010.

Since the inception of the RSU Plan in July 2006, 559,512 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

During the three and nine months ended September 30, 2011, nil and 63,964 RSUs, respectively, were granted to the directors, compared to nil and 64,896 RSUs, respectively, during the same periods in 2010. During the three and nine months ended September 30, 2011, nil and 3,293 RSUs granted to directors, respectively, were converted into common shares of the Company as elected by the directors, compared to nil and 8,040 RSUs during the same periods in 2010.

The Company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of both PSUs and RSUs outstanding as at September 30, 2011 was $13.7 million and $4.6 million, respectively.

11.       EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2011 and 2010 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Basic earnings per common share
Net (loss) income attributable to Flagstone	$(59,545)	$37,261	$(240,975)	$82,034
Weighted average common shares outstanding	70,058,168	77,369,143	69,717,272	79,605,828
Weighted average vested restricted share units	322,684	262,013	324,349	266,136
Weighted average common shares outstanding—Basic	70,380,852	77,631,156	70,041,621	79,871,964
Basic (loss) earnings per common share	$(0.85)	$0.48	$(3.44)	$1.03

Diluted earnings per common share
Net (loss) income attributable to Flagstone	$(59,545)	$37,261	$(240,975)	$82,034
Weighted average common shares outstanding	70,058,168	77,369,143	69,717,272	79,605,828
Weighted average vested restricted share units outstanding	322,684	262,013	324,349	266,136
	70,380,852	77,631,156	70,041,621	79,871,964
Share equivalents:
Weighted average unvested restricted share units	-	141,691	-	199,195
Weighted average common shares outstanding—Diluted	70,380,852	77,772,847	70,041,621	80,071,159
Diluted (loss) earnings per common share	$(0.85)	$0.48	$(3.44)	$1.02

Dilutive share equivalents have been excluded in the weighted average common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  The number of anti-dilutive share equivalents that were excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2011 was 933,473 and 1,013,208, respectively. Because the number of shares above a minimum threshold are contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, those contingently issuable PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known. Only the minimum number of PSUs that will vest under each grant are included in the calculation of diluted earnings in a period of net income. As at September 30, 2011 and 2010, there were 1,762,442 and 3,945,058 PSUs expected to vest, respectively.  The maximum number of common shares that could be issued under the PSU Plan at September 30, 2011 and 2010 was 4,889,492 and 5,179,372, respectively. Also, at September 30, 2011 and 2010, there was a warrant outstanding which would result in the issuance of 630,194 and 8,585,747 common shares that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

12.   SHAREHOLDERS’ EQUITY

Common shares

At September 30, 2011, the total authorized common voting shares of the Company were 300,000,000, with a par value of $0.01 per common share (December 31, 2010 – 300,000,000).

The following table is a summary of the common shares issued and outstanding for the periods ending September 30, 2011 and December 31, 2010:

	For the periods ended
	September 30, 2011	December 31, 2010
Common voting shares:
Balance at beginning of period	68,585,588	82,985,219
Conversion of performance share units (1)	1,339,379	-
Conversion of restricted share units (1)	133,201	10,499
Shares repurchased and cancelled	-	(520,960)
Shares repurchased and held in treasury	-	(13,889,170)
Balance at end of period	70,058,168	68,585,588

(1)Conversion of performance share units and restricted share units are net of shares withheld for the payment of tax on the employee's behalf.

13.   LEGAL PROCEEDINGS

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  Such proceedings often involve reinsurance contract disputes which are typical for the insurance and reinsurance industry. As at September 30, 2011, the Company was not a party to any material litigation or arbitration proceedings.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, a reconciliation of underwriting income to income before income taxes and interest in earnings of equity investments, total assets, and ratios for each reportable segment for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30, 2011
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$107,044	$41,415	$36,317	$(14,883)	$169,893
Premiums ceded	(30,401)	(7,763)	(24,424)	14,883	(47,705)
Net premiums written	76,643	33,652	11,893	-	122,188
Net premiums earned	$140,304	$35,953	$2,979	$-	$179,236
Other related income	554	649	7,027	(3,416)	4,814
Loss and loss adjustment expenses	(137,161)	(31,358)	(992)	-	(169,511)
Acquisition costs	(35,226)	(9,517)	(5,685)	3,416	(47,012)
General and administrative expenses	(20,369)	(4,935)	(2,767)	-	(28,071)
Underwriting (loss) income	$(51,898)	$(9,208)	$562	$-	$(60,544)

Loss ratio (2)	97.8%	87.2%	9.9%		94.6%
Acquisition cost ratio (2)	25.1%	26.5%	56.8%		26.2%
General and administrative expense ratio (2)	14.5%	13.7%	27.7%		15.7%
Combined ratio (2)	137.4%	127.4%	94.4%		136.5%
Total assets	$2,443,024	$355,392	$141,804		$2,940,220

Reconciliation:
Underwriting loss					$(60,544)
Net investment income					6,814
Net realized and unrealized losses - investments					(19,292)
Net realized and unrealized losses - other					(18,305)
Other income					400
Interest expense					(3,236)
Net foreign exchange gains					33,921
Loss before income taxes and interest in earnings of equity investments					$(60,242)

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	For the nine months ended September 30, 2011
	Reinsurance	Lloyd's	Island Heritage	Inter-segment Eliminations (1)	Total

Gross premiums written	$748,010	$141,818	$87,754	$(39,045)	$938,537
Premiums ceded	(193,572)	(30,815)	(84,710)	39,045	(270,052)
Net premiums written	554,438	111,003	3,044	-	668,485
Net premiums earned	$481,988	$109,711	$9,303	$-	$601,002
Other related income	1,920	2,293	19,097	(12,107)	11,203
Loss and loss adjustment expenses	(537,439)	(95,269)	(1,747)	-	(634,455)
Acquisition costs	(107,174)	(27,289)	(15,469)	12,107	(137,825)
General and administrative expenses	(58,982)	(16,017)	(7,350)	-	(82,349)
Underwriting (loss) income	$(219,687)	$(26,571)	$3,834	$-	$(242,424)

Loss ratio (2)	111.5%	86.8%	6.2%		105.6%
Acquisition cost ratio (2)	22.2%	24.9%	54.5%		22.9%
General and administrative expense ratio (2)	12.2%	14.6%	25.9%		13.7%
Combined ratio (2)	145.9%	126.3%	86.6%		142.2%
Total assets	$2,443,024	$355,392	$141,804		$2,940,220

Reconciliation:
Underwriting loss					$(242,424)
Net investment income					29,321
Net realized and unrealized losses - investments					(16,149)
Net realized and unrealized losses - other					(5,009)
Other income					1,142
Interest expense					(9,176)
Net foreign exchange losses					(3,065)
Loss before income taxes and interest in earnings of equity investments					$(245,360)

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

15.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

On October 24, 2011, the Company announced its plans to undertake a number of strategic initiatives designed to realign the Company’s strategy and core capabilities. Over the past 18 months, the Company has undertaken a thorough analysis of its underwriting strategy and has determined to increase its focus on businesses that produce the highest returns on equity, while reducing its focus on businesses that absorb capital but produce less attractive returns. Accordingly, the Company now intends to concentrate primarily on its property and property catastrophe business, as well as its highest margin short-tail specialty lines of reinsurance business. In addition, the Company will adjust its geographic diversification in order to decrease the threat of frequency risk. The Company believes that these initiatives will significantly lower its underwriting leverage.

As a result of this realignment, the Company has commenced a formal process to divest its ownership positions in its Lloyd's and Island Heritage operations. The Company expects that these divestitures will lower its gross written premium by approximately $300 million per year, without any impact on expected return on equity, as well as produce significant expense savings through reduced infrastructure and the consequent requirement for operational support. Furthermore, these divestures, along with other strategic actions are expected to create significant additional excess capital for rating agency capital requirements. The Company has retained Evercore Partners and Aon Benfield Securities, Inc respectively in relation to the Lloyd's and Island Heritage divesture processes, which are expected to be concluded by the end of the first quarter of 2012.

On October 10, 2011, the Company entered into a marketing agreement to dispose of the remaining corporate aircraft. The aircraft will be reflected as held for sale in the next reporting period if a sale has not been completed before the end of the fourth quarter.

In future reporting periods, in accordance with the Presentation of Financial Statements Topic of the FASB ASC, assets and liabilities associated with the above divestitures will be classified as held for sale and the associated results of operations and cash flows will be presented as discontinued operations.

The Company does not anticipate any material gains or losses as a result of these divestitures, as the Company expects total recoveries to approximate the carrying values of the net assets.

Beginning in late July 2011, ongoing floods in Thailand have caused extreme human suffering and economic damage. The Company has commenced the estimation process for expected claims relating to its exposures from these events but believes it is too early to issue an estimate of claims given the significant unknowns and early stages of the claims reporting process.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at September 30, 2011 and December 31, 2010, and our results of operations for the three and nine months ended September 30, 2011 and 2010.  The historical results presented in this Quarterly Report are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results expected for a full year.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (our “2010 Annual Report”), filed with the SEC on March 2, 2011.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information. You should review the information described under “Recent Developments”, the risks described in this Quarterly Report and in Item 1A, “Risk Factors” contained in the 2010 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

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

Executive Overview

We are a global reinsurance and insurance company. Our management views us as being organized into three business segments: Reinsurance, Lloyd’s and Island Heritage. Through our Reinsurance segment, we write primarily property, property catastrophe and short-tail specialty and casualty insurance and reinsurance.  Through our Lloyd’s segment, we write primarily property and short-tail specialty and casualty insurance and reinsurance focused on the energy, hull, cargo, marine liability, engineering, and aviation business sectors. Island Heritage primarily writes property insurance for homes, condominiums, office buildings and automobiles in the Caribbean region. On October 24, 2011, the Company announced its plans to undertake a number of strategic initiatives designed to realign the Company’s strategy and core capabilities, including divesting its ownership positions in Lloyd’s and Island Heritage.  See “Recent Developments” for more information.

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

Index

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

Recent Developments

On October 24, 2011, the Company announced its plans to undertake a number of strategic initiatives designed to realign the Company’s strategy and core capabilities. Over the past 18 months, the Company has undertaken a thorough analysis of its underwriting strategy and has determined to increase its focus on businesses that produce the highest returns on equity, while reducing its focus on businesses that absorb capital but produce less attractive returns. Accordingly, the Company now intends to concentrate primarily on its property and property catastrophe business, as well as its highest margin short-tail specialty lines of reinsurance business. In addition, the Company will adjust its geographic diversification in order to decrease the threat of frequency risk. The Company believes that these initiatives will significantly lower its underwriting leverage.

As a result of this realignment, the Company has commenced a formal process to divest its ownership positions in its Lloyd's and Island Heritage operations. The Company expects that these divestitures will lower its gross written premium by approximately $300 million per year, without any impact on expected return on equity, as well as produce significant expense savings through reduced infrastructure and the consequent requirement for operational support. Furthermore, these divestures, along with other strategic actions are expected to create significant additional excess capital for rating agency capital requirements. The Company has retained Evercore Partners and Aon Benfield Securities, Inc respectively in relation to the Lloyd's and Island Heritage divesture processes, which are expected to be concluded by the end of the first quarter of 2012. In future reporting periods, in accordance with the Presentation of Financial Statements Topic of the FASB ASC, assets and liabilities associated with the above divestitures will be classified as held for sale and the associated results of operations and cash flows will be presented as discontinued operations. The Company does not anticipate any material gains or losses as a result of these divestitures, as the Company expects total recoveries to approximate the carrying values of the net assets.

As part of the realignment initiatives, the Company is taking a number of steps to streamline operations and to reduce its cost structure. The Company recently closed its offices in Dubai and Puerto Rico, and plans to divest its South Africa office by the first quarter of 2012.  Underwriting operations will continue to be centralized in Bermuda and Martigny.  The Company has previously undertaken measures to reduce global operating costs and now intends to take further steps to reduce back office expenses across the organization.  The Company believes these measures will result in significant annual cost savings.

On October 24, 2011, A.M. Best Co. commented that the Company’s financial strength rating of A- (Excellent) is unchanged following the Company’s recent restructuring announcement, and also noted that the outlook for the Company’s financial strength rating remains negative.

Beginning in late July 2011, ongoing floods in Thailand have caused extreme human suffering and economic damage. The Company has commenced the estimation process for expected claims relating to its exposures from these events but believes it is too early to issue an estimate of claims given the significant unknowns and early stages of the claims reporting process.

You should review all the information in this Quarterly Report in conjunction with the information under this “Recent Developments.”

Critical Accounting Policies

Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the 2010 Annual Report.  Our critical accounting policies at September 30, 2011 have not changed compared to December 31, 2010.

Index

It is important to understand our accounting policies in order to understand our financial position and results of operations.  Our unaudited condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required our management to make assumptions and best estimates to determine the reported values.  If events or other factors, including those described herein and in Item 1A, “Risk Factors,” of the 2010 Annual Report, cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

Results of Operations - For the Three and Nine Months Ended September 30, 2011 and 2010

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

	For the three months ended	For the nine months ended
U.S. dollar strengthened (weakened) against:	September 30, 2011	September 30, 2011

Canadian dollar	8.0%	5.1%
Swiss franc	7.2%	(3.2)%
Euro	7.6%	(0.3)%
British pound sterling	2.8%	-%
Indian rupee	8.7%	8.7%
South African rand	16.3%	18.4%

Summary Overview

The following table sets forth selected key financial information for the three months ending September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010	$ Change	% Change

Underwriting (loss) income	$(60,544)	$2,061	$(62,605)	NM (3)
Net investment income	$6,814	$7,488	$(674)	(9.0)%
Net realized and unrealized (losses ) gains - investments	$(19,292)	$40,165	$(59,457)	(148.0)%
Net realized and unrealized (losses ) gains - other	$(18,305)	$7,677	$(25,982)	(338.4)%
Net (loss) income attributable to Flagstone	$(59,545)	$37,261	$(96,806)	NM (3)

Net (loss) income attributable to Flagstone per common share - Basic	$(0.85)	$0.48	$(1.33)
Net (loss) income attributable to Flagstone per common share - Diluted(1)	$(0.85)	$0.48	$(1.33)
Loss ratio	94.6%	59.9%
Expense ratio	41.9%	40.2%
Combined ratio	136.5%	100.1%

Index

The following table sets forth selected key financial information for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010	$ Change	% Change

Underwriting (loss) income	$(242,424)	$16,061	$(258,485)	NM (3)
Net investment income	$29,321	$22,992	$6,329	27.5%
Net realized and unrealized (losses) gains - investments	$(16,149)	$37,305	$(53,454)	(143.3)%
Net realized and unrealized (losses) gains - other	$(5,009)	$11,369	$(16,378)	(144.1)%
Net (loss) income attributable to Flagstone	$(240,975)	$82,034	$(323,009)	NM (3)

Net (loss) income attributable to Flagstone per common share - Basic	$(3.44)	$1.03	$(4.47)
Net (loss) income attributable to Flagstone per common share - Diluted(1)	$(3.44)	$1.02	$(4.46)
Loss ratio	105.6%	61.5%
Expense ratio	36.6%	39.0%
Combined ratio	142.2%	100.5%

The following table sets forth selected key non-GAAP financial measures as at September 30, 2011 and December 31, 2010:

	As at
	September 30,	December 31,
	2011	2010	$ Change	% Change
Basic book value per common share	$12.46	$16.48	$(4.02)	(24.4)%
Diluted book value per common share	$12.11	$15.51	$(3.40)	(21.9)%
Diluted book value per common share plus accumulated distributions(2)	$12.79	$16.07	$(3.28)	(20.4)%

(1)Net (loss) income attributable to Flagstone per common share - Diluted for the three and nine months ended September 30, 2011 does not contain the effect of:
a. a warrant conversion as this would be anti-dilutive for U.S. GAAP purposes
  b. the PSU conversion until the end of the performance period, when the number of shares issuable under the PSU Plan will be known. There were 1,762,442 PSU's expected to vest under the PSU plan as at September 30, 2011. Only the minimum number of PSUs that will vest under each grant are included in the calculation of diluted earnings in a period of net income.

(2)Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Redomestication, such distributions were in the form of dividends.
(3)NM - not meaningful.

Index

The decrease in underwriting income in the nine months ended September 30, 2011, is primarily due to significant catastrophe losses (net of reinsurance and reinstatements) in the period compared to the same period last year. The main events in the nine months ended September 30, 2011, are:

•	Australian floods ($35.0 million; Reinsurance segment - $30.4 million, Lloyd’s segment - $4.6 million);

•	Cyclone Yasi ($32.8 million; Reinsurance segment - $32.8 million, Lloyd’s segment - $ nil);

•	New Zealand earthquake in February 2011 ($134.8 million; Reinsurance segment - $131.0 million, Lloyd’s segment - $3.8 million); and

•	Japan earthquake and tsunami ($102.8 million; Reinsurance segment - $92.9 million, Lloyd’s segment - $9.9 million).

•	U.S. tornadoes ($28.6 million; Reinsurance segment - $26.1 million, Lloyd’s segment - $2.5 million); and

•	New Zealand earthquake in June 2011 ($18.5 million; Reinsurance segment - $18.5 million, Lloyd’s segment - $nil).

•	Hurricane Irene ($17.9 million; Reinsurance segment - $17.9 million, Lloyd’s segment - $nil);

•	Danish cloudburst ($8.4 million; Reinsurance segment - $8.4 million, Lloyd’s segment - $nil); and

•	Melbourne floods ($16.8 million; Reinsurance segment - $16.8 million, Lloyd’s segment - $nil).

The increase in the net realized and unrealized gains and losses – other, for the nine months ended September 30, 2011, is primarily due to net gains associated with the currency swaps and foreign currency forward contracts used for hedging, as a result of currency fluctuation, which are partially offset by losses recorded through balance sheet currency revaluations and on operational hedges on reinsurance balances.

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

Basic book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares outstanding at the end of the period plus vested RSUs, giving no effect to dilutive securities.  Diluted book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period including all potentially dilutive securities such as a warrant, PSUs and RSUs. When the effect of securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per common share.  The warrant was anti-dilutive and was excluded from the calculation of diluted book value per common share as at September 30, 2011 and December 31, 2010.

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

Index

	As at
	September 30, 2011	December 31, 2010

Flagstone shareholders' equity	$876,998	$1,134,733
Potential net proceeds from assumed:
Exercise of PSU (1)	-	-
Exercise of RSU (1)	-	-
Conversion of warrant (2)	-	-
Diluted Flagstone shareholders' equity	$876,998	$1,134,733

Cumulative distributions paid per outstanding common share (3)	$0.68	$0.56

Common shares outstanding - end of period	70,058,168	68,585,588
Vested RSUs	322,684	262,013
Total common shares outstanding - end of period	70,380,852	68,847,601

Potential shares to be issued:
PSUs expected to vest	1,762,442	3,998,558
RSUs outstanding	275,320	315,200
Conversion of warrant (2)	-	-
Common shares outstanding - diluted	72,418,614	73,161,359

Basic book value per common share	$12.46	$16.48

Diluted book value per common share	$12.11	$15.51

Basic book value per common share plus accumulated distributions	$13.14	$17.04

Diluted book value per common share plus accumulated distributions	$12.79	$16.07

Distributions per common share paid during the period (3)	$0.12	$0.16

(1) No proceeds due when exercised
(2) Below strike price - not dilutive
(3) Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Redomestication, such distributions were in the form of dividends.

Index

Outlook and Trends

On March 20, 2011, Moody’s Investors Service placed the financial strength rating of the Company and its principal subsidiary, Flagstone Suisse, under review. On July 29, 2011, Moody’s Investor Services indicated that they have decided to extend their review for possible downgrade in order to continue to evaluate the steps taken by the Company to reduce risk and the extent of further planned changes. On March 31, 2011, Fitch Ratings re-affirmed the A- insurer financial strength of Flagstone Suisse and revised its outlook to negative. On April 12, 2011, A.M. Best Co. re-affirmed the A- financial strength rating of Flagstone Suisse and revised its outlook to negative. On October 24, 2011, A.M. Best Co. commented that the Company’s financial strength rating of A- (Excellent) is unchanged following the restructuring announcement and also noted that the outlook for the Company’s financial strength rating remains negative. Currently, the majority of Flagstone Suisse reinsurance contracts permit cancellation if our financial strength rating is downgraded below A- by A.M. Best Co. Resolution of the negative outlook is dependent on our ability to generate a reasonable and sustainable level of profitability, reduce our dependence on retrocessional support, bring our risk appetite in line with our available capital, continuation of our expense reduction initiatives and, most importantly, improving our overall financial flexibility.  We are working to successfully address each of these items.  A downgrade or sustained negative outlook by any rating organization could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as our customers, and brokers that place such business, move to other competitors with higher financial strength ratings, as well as resulting in negative consequences for our results of operations, cash flows, competitive position and business prospects.  Although we regularly provide financial and other information to rating agencies to both maintain and enhance existing financial strength ratings, we cannot assure that our financial strength ratings will not remain on negative outlook or be downgraded in the future by any of these agencies.

We seek to maintain a prudent amount of capital for our business and maintain our overall financial flexibility. When assessing our financial position and potential capital needs, we consider, among other things, the low investment returns environment, our recent and potential net exposure to losses associated with catastrophic events, the amount of and changes in our reserves, underwriting opportunities and market conditions. We may decide to raise additional capital in the future to continue and/or invest in our existing businesses or write new business, although any such decision will be dependent on then-existing market and other conditions.

North America

During the third quarter, and in particular the July renewal period, North American catastrophe pricing continued the positive second quarter trend generally moving up by 8 – 15 percent. Florida, which is the dominant region in the mid-year renewals, saw pricing move up 8 – 10 percent on lower layers and 10 – 15 percent on upper layers, a similar theme as the second quarter.  The catalysts for the upward movement in rates were the significant losses from International catastrophic events in the first half of the year, including further upwards revisions on these events in the third quarter, and the resulting diminished market capacity.  Severe weather events occurring in the second quarter in the U.S. also resulted in further upwards revisions into the third quarter putting further upwards pressure on rates.  Furthermore, the increases in modeled losses from U.S. wind exposures due to the revised catastrophe models have also served to increase demand and pricing for these risks.  These factors, combined with a positive movement in underlying primary rates in the U.S. should assist in supporting this upward trend in rates.  Lastly, with hurricane Irene, Midwest storms, and Texas wildfires causing reinsurance losses during the 2011 North America hurricane season, we believe future rate trends following January 1, 2012 will continue to be in line with increases from the previous quarters.

Specialty Lines

Marine and energy treaty rates were relatively flat during the third quarter of 2011, but we expect increased rates in 2012 due to the incidence of industry losses and withdrawal of capacity anticipated for 2012.  Aviation and space rates remained relatively flat during the third quarter.  However, the industry loss ratio for space is above 100% for 2011 following a series of losses and thus we expect to see rate increases in 2012.  The construction and engineering sector is still seeing a healthy flow of new projects and pricing remains competitive. However, the continued uncertainty in the global markets, especially in the European sector, may have an effect on future construction and engineering sector project flow.  The energy market stabilized following the Deep Horizon loss and we have seen rates generally move up although it is not clear if this is enough to compensate for risk.  Lastly, Property facultative reinsurance rates began to see a modest increase in rates during the third quarter following the spate of global losses and we expect this to continue into 2012.

International

Regions that have been unaffected by losses remained relatively flat during the third quarter, with some of the emerging territories remaining highly competitive.  However, we have seen rate increases of between 50% and 200% in Australia and New Zealand, with many clients buying substantially more cover following the significant earthquake events in New Zealand.  We expect this trend to continue at January 1, 2012 renewals.  Two European programs that were in the market in this quarter had modest rate increases as the market began to factor in the new Risk Management Solutions (“RMS”) model in Europe. It remains to be seen what impact the new RMS model will have in Europe, but we expect rates to rise modestly for January 1, 2012 renewals.

Index

We expect rates for pro rata and risk excess in Europe to remain flat or possibly increase by up to five percent during 2012 as we expect that losses and a lack of investment returns have generally hurt the market reducing the likelihood of any further decrease in rates.

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

Lloyd’s

Our Lloyd’s segment includes the business generated through the Lloyd’s Syndicate 1861 and FSML.  Syndicate 1861 primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation.  FSML generates fee income from the provision of services to syndicates and third parties. See “Recent Developments” above for information relating to the Company’s recently announced plans to divest its ownership of the Lloyd’s segment.

Island Heritage

Island Heritage is a property and casualty insurer based in the Cayman Islands which is primarily in the business of insuring homes, condominiums, office buildings and automobiles in the Caribbean region. See “Recent Developments” above for information relating to the Company’s recently announced plans to divest its ownership of the Island Heritage segment.

Index

Gross Premiums Written

Details of the consolidated gross premiums written by line of business and geographic area of risk insured are provided below:

	For the three months ended September 30,
	2011		2010
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance and Lloyd's (1)
Property catastrophe	$45,153	26.6%	$54,075	29.1%
Property	36,431	21.4%	52,011	28.0%
Short-tail specialty and casualty	51,992	30.6%	50,084	27.0%
Island Heritage
Insurance	36,317	21.4%	29,479	15.9%
Total	$169,893	100.0%	$185,649	100.0%

	For the nine months ended September 30,
	2011		2010
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Reinsurance and Lloyd's (1)
Property catastrophe	$417,306	44.5%	$454,071	47.5%
Property	200,174	21.3%	210,580	22.0%
Short-tail specialty and casualty	233,303	24.8%	220,254	23.1%
Island Heritage
Insurance	87,754	9.4%	70,557	7.4%
Total	$938,537	100.0%	$955,462	100.0%

Index

	For the three months ended September 30,
	2011		2010
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (2)
Caribbean(3)	$39,174	23.1%	$33,444	18.0%
Europe	19,241	11.3%	14,083	7.6%
Japan and Australasia	19,108	11.2%	11,799	6.4%
North America	31,128	18.3%	68,181	36.7%
Worldwide risks (4)	37,368	22.0%	33,114	17.8%
Other	23,874	14.1%	25,028	13.5%
Total	$169,893	100.0%	$185,649	100.0%

	For the nine months ended September 30,
	2011		2010
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (2)
Caribbean(3)	$98,087	10.4%	$83,218	8.7%
Europe	119,824	12.8%	112,778	11.8%
Japan and Australasia	92,733	9.9%	57,301	6.0%
North America	345,688	36.8%	421,701	44.2%
Worldwide risks (4)	212,224	22.6%	212,434	22.2%
Other	69,981	7.5%	68,030	7.1%
Total	$938,537	100.0%	$955,462	100.0%

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

The majority of our contracts are excess-of-loss contracts covering one or more lines of business. We have also purchased quota share reinsurance with respect to specific lines of business. We also purchase protection through catastrophe bond structures, Montana Re, and industry loss warranty policies (“ILWs”) which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size.  Reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.

Various factors will continue to affect our appetite and capacity to write and retain risk.  These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, our available capital, evolving industry-wide capital requirements, increased competition, and other considerations.

Index

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010	$ Change	% Change

Property catastrophe reinsurance	$55,857	$63,162	$(7,305)	(11.6)%
Property reinsurance	19,898	35,888	(15,990)	(44.6)%
Short tail specialty and casualty reinsurance	31,289	30,651	638	2.1%
Gross premiums written	107,044	129,701	(22,657)	(17.5)%
Premiums ceded	(30,401)	(13,565)	(16,836)	124.1%
Net premiums written	76,643	116,136	(39,493)	(34.0)%
Net premiums earned	140,304	161,671	(21,367)	(13.2)%
Other related income	554	295	259	87.8%
Loss and loss adjustment expenses	(137,161)	(95,780)	(41,381)	43.2%
Acquisition costs	(35,226)	(21,949)	(13,277)	60.5%
General and administrative expenses	(20,369)	(40,094)	19,725	(49.2)%
Underwriting (loss) income	$(51,898)	$4,143	$(56,041)	NM (1)

Loss ratio	97.8%	59.2%
Acquisition cost ratio	25.1%	13.6%
General and administrative expense ratio	14.5%	24.8%
Combined ratio	137.4%	97.6%

(1)Not meaningful.

•
The decrease in net underwriting results is primarily related to lower net premiums earned and higher losses during the three months ended September 30, 2011 as compared to the same period in 2010. The decrease in net premiums earned is primarily related to the purchase of additional reinsurance protection to reduce our net exposure to catastrophic events and reinstatement premiums incurred on our ceded reinsurance due to the loss activity in 2011.

•
The decrease in gross property catastrophe and property reinsurance premiums is due to the reduction in exposure for the July 1 renewals, partially offset by rate level increases in North America, Japan and Australia. During the three months ended September 30, 2011, we recorded $7.7 million of gross reinstatement premiums compared to $9.4 million recorded for the same period in 2010.

•
Premiums ceded were 28.4% of gross reinsurance premiums written compared to 10.5% for the same period in 2010 reflecting the increased level of reinsurance purchases after the loss events during the first quarter of 2011.

•
Losses recorded in the current quarter, net of retrocession but excluding reinstatement premiums, include hurricane Irene ($21.0 million), the Danish cloudburst ($10.2 million), Melbourne floods ($16.8 million) and net adverse developments on earlier 2011 known events of $43.4 million, compared to third quarter 2010, which included the New Zealand earthquake of $51.2 million during the same period in 2010.

•
Each quarter we revisit our loss estimates for previous catastrophe events. During the quarter ended September 30, 2011, based on updated estimates provided by clients and brokers, we recorded net positive developments of $9.5 million for prior accident years. During the third quarter of 2010, the net adverse developments for prior catastrophe events were $3.7 million.

•
The increase in acquisition cost ratio compared to the same period in 2010, is primarily due to lower earned premiums as a result of additional ceded premium and profit commission adjustments booked in the current quarter.

•	The decrease in general and administrative expenses is primarily the result of our focus on lowering and rationalizing costs and expenses, implemented during 2010.

Index

General and administrative for the three months ended September 30, 2010, included charges of $12.9 million related to our decision to sell corporate aircraft ($11.6 million of asset impairment charges and $1.3 million loss on sale). In addition, as a result of the net loss incurred in the three months ended September 30, 2011, staff compensation accruals and performance based compensation expectations have been adjusted downward.

Below is a summary of the underwriting results and ratios for our Reinsurance segment for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010	$ Change	% Change

Property catastrophe reinsurance	$445,665	$479,660	$(33,995)	(7.1)%
Property reinsurance	138,920	144,162	(5,242)	(3.6)%
Short tail specialty and casualty reinsurance	163,425	144,273	19,152	13.3%
Gross premiums written	748,010	768,095	(20,085)	(2.6)%
Premiums ceded	(193,572)	(120,395)	(73,177)	60.8%
Net premiums written	554,438	647,700	(93,262)	(14.4)%
Net premiums earned	481,988	532,296	(50,308)	(9.5)%
Other related income	1,920	3,260	(1,340)	(41.1)%
Loss and loss adjustment expenses	(537,439)	(305,773)	(231,666)	75.8%
Acquisition costs	(107,174)	(92,176)	(14,998)	16.3%
General and administrative expenses	(58,982)	(108,199)	49,217	(45.5)%
Underwriting (loss) income	$(219,687)	$29,408	$(249,095)	NM (1)

Loss ratio	111.5%	57.4%
Acquisition cost ratio	22.2%	17.3%
General and administrative expense ratio	12.2%	20.3%
Combined ratio	145.9%	95.0%

(1)NM - not meaningful.

•
The decrease in net underwriting results is primarily related to incurred losses on more significant catastrophic events in 2011 (Australian floods, cyclone Yasi, New Zealand earthquakes (February and June), Japan earthquake and tsunami, the second quarter 2011 U.S. tornado activity, hurricane Irene, the Danish cloudburst and Melbourne floods), as compared to the same period in 2010 (Chile earthquake, Deepwater Horizon oil rig, and the September 2010 New Zealand earthquake) and related to the purchase of additional reinsurance protection to reduce our net exposure to catastrophic events and reinstatement premiums incurred on our ceded reinsurance due to the loss activity in 2011.

•
The decrease in gross property catastrophe reinsurance premiums is due to reduction in exposure for the January 1 and June 1 renewals, partially offset by the increase in reinstatement premiums and rate level increases due to higher catastrophe losses in the first nine months of 2011. The increase in short tail specialty and casualty reinsurance premiums written is primarily due to increased business with existing clients and the addition of new clients.  During the nine months ended September 30, 2011, we recorded $25.5 million of gross reinstatement premiums compared to $17.8 million recorded for the same period in 2010. The increase was due to higher catastrophe losses in the current period.

•
Premiums ceded were 25.9% of gross reinsurance premiums written compared to 15.7% for the same period in 2010. The increase is primarily related to the purchase of additional reinsurance protection to reduce our net exposure to catastrophic events and reinstatement premiums incurred on our ceded reinsurance due to the loss activity in 2011.

•
The increase in the loss ratio compared to the same period of 2010 is primarily due to more significant losses from catastrophic events in the current period, including net incurred losses related to the Australian floods ($30.8 million), cyclone Yasi ($33.2 million), New Zealand earthquake of February 2011 ($117.4 million), the Japan earthquake and tsunami ($100.4 million), New Zealand earthquake of June 2011 ($18.5 million), the U.S. tornadoes ($36.0 million) hurricane Irene ($21.0 million), the Danish cloudburst ($10.2 million) and Melbourne floods ($16.8 million) compared to the same period in 2010, which included losses related to the Chile earthquake ($59.4 million), the Deepwater Horizon oil rig ($27.3 million) and the New Zealand earthquake of September 2010 ($51.2 million). Losses are net of retrocession but excluding reinstatement premiums.

Index

•
The decrease in general and administrative expenses is primarily the result of our focus, implemented during 2010, on lowering and rationalizing costs and expenses, including the disposal of corporate aircraft. General and administrative for the nine months ended September 30, 2010, included charges of $12.9 million related to our decision to sell corporate aircraft ($11.6 million of asset impairment charges and $1.3 million loss on sale). In addition, as a result of the net loss incurred in the nine months ended September 30, 2011, staff compensation accrual and performance based compensation expectations have been adjusted downward.

Lloyd’s Segment

Below is a summary of the underwriting results and ratios for our Lloyd's segment for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010	$ Change	% Change

Property reinsurance	$16,533	$16,123	$410	2.5%
Short tail specialty and casualty reinsurance	24,882	19,444	5,438	28.0%
Gross premiums written	41,415	35,567	5,848	16.4%
Premiums ceded	(7,763)	(4,812)	(2,951)	61.3%
Net premiums written	33,652	30,755	2,897	9.4%
Net premiums earned	35,953	36,921	(968)	(2.6)%
Other related income	649	845	(196)	(23.2)%
Loss and loss adjustment expenses	(31,358)	(23,466)	(7,892)	33.6%
Acquisition costs	(9,517)	(8,961)	(556)	6.2%
General and administrative expenses	(4,935)	(6,333)	1,398	(22.1)%
Underwriting (loss)	$(9,208)	$(994)	$(8,214)	826.4%

Loss ratio	87.2%	63.6%
Acquisition cost ratio	26.5%	24.3%
General and administrative expense ratio	13.7%	17.2%
Combined ratio	127.4%	105.1%

•	The increase in the gross premiums written is primarily attributable to the timing of certain renewals compared to the same period last year.

•
Premiums ceded were 18.7% of gross premiums written compared to 13.5% of gross premiums written for the same period in 2010.  The reduction is a function of higher gross written premiums during the quarter and the timing of certain reinsurance contracts.

•
Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $4.2 million compared to less than $0.1 million for the same period in 2010.  This amount is eliminated upon consolidation.

•
The increase in the loss ratio compared to the third quarter of 2010 is primarily due to more significant loss activity in the current quarter compared to the same period of 2010, partially offset by net positive developments on earlier 2011 events of $1.5 million.

Index

Below is a summary of the underwriting results and ratios for our Lloyd's segment for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010	$ Change	% Change

Property reinsurance	$61,254	$66,413	$(5,159)	(7.8)%
Short tail specialty and casualty reinsurance	80,564	82,116	(1,552)	(1.9)%
Gross premiums written	141,818	148,529	(6,711)	(4.5)%
Premiums ceded	(30,815)	(23,901)	(6,914)	28.9%
Net premiums written	111,003	124,628	(13,625)	(10.9)%
Net premiums earned	109,711	110,219	(508)	(0.5)%
Other related income	2,293	10,976	(8,683)	(79.1)%
Loss and loss adjustment expenses	(95,269)	(92,073)	(3,196)	3.5%
Acquisition costs	(27,289)	(26,349)	(940)	3.6%
General and administrative expenses	(16,017)	(17,890)	1,873	(10.5)%
Underwriting (loss)	$(26,571)	$(15,117)	$(11,454)	75.8%

Loss ratio	86.8%	83.5%
Acquisition cost ratio	24.9%	23.9%
General and administrative expense ratio	14.6%	16.2%
Combined ratio	126.3%	123.6%

(1)NM - not meaningful.

•	The decrease in the gross premiums written is primarily attributable to our decision to decline the renewal of certain business due to unfavorable pricing terms.

•
Premiums ceded were 21.7% of gross premiums written compared to 16.1% of gross premiums written for the same period in 2010. The increase in the premiums ceded ratio is primarily due to changes in the timing of certain reinsurance contracts, which now incept at January 1, together with the purchase of additional reinsurance coverage in 2011.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $10.7 million compared to $6.1 million for the same period in 2010. This amount is eliminated upon consolidation.

•
Other related income, derived from services provided to syndicates and third parties, decreased primarily as a result of the recognition of profit commission from Syndicate 1861’s 2007 year of account, recorded in the first quarter of 2010, in the amount of $7.0 million.

•
The significant losses from catastrophic events in the current period, include net incurred losses related to the Australian floods ($4.6 million), New Zealand earthquake ($3.8 million), the Japan earthquake and tsunami ($9.9 million) and the U.S. tornadoes ($2.5 million), compared to the same period in 2010, which included losses related to the Chile earthquake ($6.6 million) and the Deepwater horizon oil rig ($17.3 million).

Index

Island Heritage Segment

Below is a summary of the underwriting results and ratios for our Island Heritage segment for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010	$ Change	% Change

Gross premiums written	$36,317	$29,479	$6,838	23.2%
Premiums ceded	(24,424)	(16,994)	(7,430)	43.7%
Net premiums written	11,893	12,485	(592)	(4.7)%
Net premiums earned	2,979	102	2,877	2,820.6%
Other related income	7,027	5,677	1,350	23.8%
Loss and loss adjustment expenses	(992)	157	(1,149)	(731.8)%
Acquisition costs	(5,685)	(4,113)	(1,572)	38.2%
General and administrative expenses	(2,767)	(2,911)	144	(4.9)%
Underwriting (loss) income	$562	$(1,088)	$1,650	(151.7)%

Loss ratio (1)	9.9%	(2.7)%
Acquisition cost ratio (1)	56.8%	71.2%
General and administrative expense ratio (1)	27.7%	50.4%
Combined ratio (1)	94.4%	118.9%

(1)For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

•	The increase in gross premiums written is primarily related to continued growth in the Bahamas. Contracts are written on a per risk basis and consist primarily of property lines.

•	Premiums ceded were 67.3% of gross premiums written compared to 57.6% of gross premiums written for the same period in 2010.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $10.7 million compared to $9.1 million for the same period in 2010. This amount is eliminated upon consolidation.

•
Other related income consists primarily of quota share reinsurance ceding commissions.  The other related income includes $3.2 million related to the quota share arrangement between Island Heritage and Flagstone Suisse compared to $4.4 million during the same period in 2010.  This amount is eliminated upon consolidation.

Index

Below is a summary of the underwriting results and ratios for our Island Heritage segment for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010	$ Change	% Change

Gross premiums written	$87,754	$70,557	$17,197	24.4%
Premiums ceded	(84,710)	(65,886)	(18,824)	28.6%
Net premiums written	3,044	4,671	(1,627)	(34.8)%
Net premiums earned	9,303	5,073	4,230	83.4%
Other related income	19,097	16,822	2,275	13.5%
Loss and loss adjustment expenses	(1,747)	(485)	(1,262)	260.2%
Acquisition costs	(15,469)	(12,494)	(2,975)	23.8%
General and administrative expenses	(7,350)	(7,146)	(204)	2.9%
Underwriting income	$3,834	$1,770	$2,064	116.6%

Loss ratio (1)	6.2%	2.2%
Acquisition cost ratio (1)	54.5%	57.1%
General and administrative expense ratio (1)	25.9%	32.6%
Combined ratio (1)	86.6%	91.9%

(1)For Island Heritage segment all ratios calculated using expenses divided by net premiums earned plus other related income.

•	The increase in gross premiums written is primarily related to continued growth in the Bahamas. Contracts are written on a per risk basis and consist primarily of property lines.

•	Premiums ceded were 96.5% of gross premiums written compared to 93.4% of gross premiums written for the same period in 2010.

•	Premiums ceded to Flagstone Suisse under our intercompany reinsurance programs were $28.4 million compared to $25.6 million for the same period in 2010. This amount is eliminated on consolidation.

•
Other related income consists primarily of quota share reinsurance ceding commissions.  The other related income includes $11.6 million related to the quota share arrangement between Island Heritage and Flagstone Suisse compared to $11.9 million for the same period in 2010.  This amount is eliminated upon consolidation.

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

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Investment portfolio return	(1.0)%	2.6%	(3.6)%	0.4%	3.3%	(2.9)%

•
The change in the return on invested assets during the three and nine months ended September 30, 2011, compared to the same periods in 2010, is primarily due to  the impact of widening credit spreads on our fixed income securities and the negative performance of commodity and equity markets.

Index

Net investment income

Net investment income is derived from interest earned on investments, reduced by investment management and custody fees.  We allocate expenses directly related to investments to investment income.

The following tables set forth net investment income for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010	$ Change

Cash and cash equivalents	$652	$462	$190
Fixed maturity investments	7,160	8,574	(1,414)
Short term investments	153	190	(37)
Other investments	(7)	(56)	49
Investment expenses	(1,144)	(1,682)	538
Net investment income	$6,814	$7,488	$(674)

•	The decrease is principally due to the decrease in fixed income securities during the period.

•	The Company allocates all investment related expenses to investment income, including salaries and overhead expenses, considered to be directly related to and supporting the investment income.

The following table sets forth net investment income for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010	$ Change

Cash and cash equivalents	$1,748	$866	$882
Fixed maturity investments	30,534	24,608	5,926
Short term investments	583	854	(271)
Other investments	(95)	689	(784)
Investment expenses	(3,449)	(4,025)	576
Net investment income	$29,321	$22,992	$6,329

•
The increase is principally due to a higher amortization income on the Treasury Inflation Protected Securities (“TIPS”) caused by the impact of the rise in inflation index. On the TIPS, the positive amortization is offset by losses reported in net realized and unrealized gains (losses) – investments.

•	The Company allocates all investment related expenses to investment income, including salaries and overhead expenses, considered to be directly related to and supporting the investment income.

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

Index

The following table is a breakdown of net realized and unrealized (losses) gains – investments for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010	$ Change

Net realized gains on fixed maturities	$6,061	$766	$5,295
Net unrealized (losses) gains on fixed maturities	(50,508)	86,867	(137,375)
Net unrealized losses on equities	(89)	(29)	(60)
Net realized and unrealized gains (losses) on derivatives - investments (see table below)	27,567	(53,247)	80,814
Net realized and unrealized (losses) gains on other investments	(2,323)	5,808	(8,131)
Net realized and unrealized (losses) gains - investments	$(19,292)	$40,165	$(59,457)

	For the three months ended September 30,
	2011	2010	$ Change

Futures contracts	$(18,942)	$17,144	$(36,086)
Foreign currency forward contracts	46,509	(70,393)	116,902
Mortgage-backed securities TBA	-	2	(2)
Net realized and unrealized gains (losses) on derivatives - investments	$27,567	$(53,247)	$80,814

•
The change in net realized and unrealized (losses) gains on the fixed maturities was primarily due to foreign exchange on non-U.S. dollar bonds and the impact of widening of credit spreads.  Foreign exchange losses were largely offset by gains on derivatives used for foreign exchange hedging.

•	The negative change in net realized and unrealized gains on other investments is primarily due to unrealized losses on investment funds.

•	The change in net realized and unrealized losses on futures contracts are primarily due to negative performance of equity and commodities markets along with negative performance of our duration hedge.

•
The change in net realized and unrealized gains on foreign currency forward contracts are related to currency hedges on non-U.S. dollar bonds and are offset by net realized and unrealized losses on the fixed maturities.

The following table is a breakdown of the net realized and unrealized (losses) gains - investments for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010	$ Change

Net realized gains on fixed maturities	$42,946	$16,641	$26,305
Net unrealized (losses) gains on fixed maturities	(28,604)	38,451	(67,055)
Net realized losses on equities	(845)	-	(845)
Net unrealized gains (losses) on equities	661	(102)	763
Net realized and unrealized losses on derivatives - investments (see table below)	(32,273)	(23,191)	(9,082)
Net realized and unrealized gains on other investments	1,966	5,506	(3,540)
Net realized and unrealized (losses) gains - investments	$(16,149)	$37,305	$(53,454)

Index

	For the nine months ended September 30,
	2011	2010	$ Change

Futures contracts	$(27,716)	$(3,209)	$(24,507)
Total return swaps	-	1,105	(1,105)
Foreign currency forward contracts	(4,574)	(21,977)	17,403
Mortgage-backed securities TBA	17	890	(873)
Net realized and unrealized losses on derivatives - investments	$(32,273)	$(23,191)	$(9,082)

•
The decreases in net realized and unrealized gains on the fixed maturities were primarily due to foreign exchange on non-U.S. dollar bonds and the impact of widening credit spreads.  Foreign exchange impacts were largely offset by derivatives used for foreign exchange hedging.

•	The negative change in net realized and unrealized gains on other investments is primarily due to unrealized losses on investment funds.

•
The negative change in net realized and unrealized gains on futures contracts is primarily due to negative performance of equity and commodities markets along with negative performance of our duration hedge.

•
The positive change in net realized and unrealized losses on foreign currency forward contracts are related to currency hedges on non-U.S. dollar bonds, which are offset by net realized and unrealized gains on the fixed maturities.

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

The following tables are a breakdown of net realized and unrealized (losses) gains – other for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010	$ Change

Currency swaps	$(1,395)	$1,818	$(3,213)
Foreign currency forward contracts	(16,910)	5,289	(22,199)
Reinsurance derivatives	-	570	(570)
Net realized and unrealized (losses) gains - other	$(18,305)	$7,677	$(25,982)

	For the nine months ended September 30,
	2011	2010	$ Change

Currency swaps	$152	$(948)	$1,100
Foreign currency forward contracts	(5,402)	10,628	(16,030)
Reinsurance derivatives	241	1,689	(1,448)
Net realized and unrealized (losses) gains - other	$(5,009)	$11,369	$(16,378)

Index

•
The net losses associated with the currency swaps and foreign currency forward contracts are due to currency fluctuations which are partially offset by gains recorded through balance sheet currency revaluations and mostly related to reinsurance receivables and loss reserves.

•	The decrease in net realized and unrealized gains on reinsurance derivatives was due to the decreased number of ILWs determined to be derivatives written during 2011.

Interest Expense

Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  Interest expense was $3.2 million and $9.2 million for the three and nine months ended September 30, 2011, compared to $2.7 million and $7.7 million for the three and nine months ended September 30, 2010.

Foreign Exchange

For the three and nine months ended September 30, 2011, we experienced net foreign exchange gains of $33.9 million and net foreign exchange losses of $3.1 million compared to net foreign exchange losses of $17.1 million and $5.3 million for the three and nine months ended September 30, 2010.   This increase during the quarter is primarily due to impact of the strengthening U.S. dollar on our net liabilities, especially due to the strengthening of the U.S dollar against the New Zealand and Australian dollar in which the Company incurred significant catastrophe losses during the year. Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains and losses – other” in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

During the three and nine months ended September 30, 2011, income tax recovery was $1.1 million and $7.2 million compared to income tax expense of $1.0 million and $4.3 million for the three and nine months ended September 30, 2010. The change is primarily attributable to the recognition of a deferred tax asset on tax loss carryforward in the U.K. and to lower taxable income in taxable jurisdictions.

Noncontrolling Interest

The following table is the breakdown of income attributable to noncontrolling interest in the unaudited condensed consolidated statements of operations into its various components:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

(Loss) income attributable to Mont Fort	$-	$(1,431)	$556	$(13,150)
Income (loss) attributable to Island Heritage	106	(155)	1,571	1,021
Other	-	-	-	(67)
Income (loss) attributable to noncontrolling interest	$106	$(1,586)	$2,127	$(12,196)

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

Comprehensive (Loss) Income

The following table is the breakdown of comprehensive (loss) income in the unaudited condensed consolidated statements of operations into its various components:

Index

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Net (loss) income	$(59,439)	$35,675	$(238,848)	$69,838
Change in currency translation adjustment	(8,677)	5,352	(4,927)	471
Change in defined benefit pension plan obligation	62	83	(96)	186
Comprehensive (loss) income	(68,054)	41,110	(243,871)	70,495
Less: Comprehensive (loss) income attributable to noncontrolling interest	(106)	1,586	(2,127)	12,196
Comprehensive (loss) income attributable to Flagstone	$(68,160)	$42,696	$(245,998)	$82,691

The currency translation adjustment is a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  We have entered into certain foreign currency forward contracts that we have designated as hedges in order to hedge our net investment in foreign subsidiaries. To the extent that the contracts are effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment. We designated $41.5 million and $43.2 million of foreign currency forwards contractual value as hedge instruments, which had fair a value of $0.9 million and $(0.5) million, at September 30, 2011 and December 31, 2010, respectively. We recorded $5.1 million and $3.1 million of realized and unrealized foreign exchange gains during the three and nine months ended September 30, 2011 and $4.3 million of realized and unrealized foreign exchange losses and $0.2 million of realized and unrealized foreign exchange gains during the three and nine months ended September 30, 2010.

Financial Condition, Liquidity, and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at September 30, 2011, comprised 93.1% fixed maturities, short-term investments and cash and cash equivalents, 2.1% equities and the balance in other investments.  We believe that substantially all of our investments can be liquidated and converted into cash within a very short period of time. However, our investment funds, which represent 3.4% of our total investments and cash and cash equivalents at September 30, 2011, do not trade in active markets and are subject to redemption provisions that prevent us from converting them into cash immediately.

At September 30, 2011 and December 31, 2010, all of the fixed maturity securities in our investment portfolio were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA+.

The average duration of our investment portfolio was 1.7 years at September 30, 2011 and 2.0 years at December 31, 2010.

Other investments as at September 30, 2011, amounted to $127.7 million compared to $119.8 million at December 31, 2010.  At September 30, 2011, the other investments comprised $64.5 million in catastrophe bonds and $60.8 million in investment funds, which are recorded at fair value and our equity method investment of $2.4 million.  The increase in other investments during the first nine months of 2011 is principally related to additional investments in investment funds.

The net payable for investments purchased at September 30, 2011, was $20.7 million, compared to a net payable for investments purchased of $1.3 million at December 31, 2010.  Net receivables and payables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

See Note 4 “Investments” to the unaudited condensed consolidated financial statements for further details on amortized cost, gross unrealized gains and losses, and rating and maturity distributions.

Liquidity

Cash flows from operations for the nine months ended September 30, 2011 used $98.3 million during the nine months ended September 30, 2011, as compared to providing $232.7 million during the same period in 2010.  This decrease in cash flows from operations was primarily related to lower net income and increased premium balances receivable and reinsurance recoverable, partially offset by increased loss and loss adjustment expense reserves. Because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Index

Cash flows relating to financing activities include the payment of distributions to shareholders, share related transactions and the issuance or repayment of debt.  During the nine months ended September 30, 2011, net cash of $54.5 million was used in financing activities, compared to $160.8 million for the same period in 2010.  For the nine months ended September 30, 2011, the net cash used in financing activities related principally to the redemption of preferred shares in Mont Fort High Layer.  For the nine months ended September 30, 2010, the net cash used in financing activities related principally to the repurchase of common shares held in treasury and the redemption of preferred shares in Mont Fort ILW2.

We may incur additional indebtedness in the future if we determine that it would improve the efficiency of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in our investment portfolio.

To date, we have had sufficient cash flows from operations to meet our liquidity requirements.  We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. In addition, with reference to the restructuring noted in “Recent Developments” above, we do not anticipate the divestiture of Lloyd’s and Island Heritage to have a significant impact on our operation’s needs for liquidity.

In the current financial environment, it may be difficult for the insurance industry generally, and us in particular, to raise additional capital when required, on acceptable terms or at all. Cash and cash equivalents were $308.9 million at September 30, 2011. On October 24, 2011, A.M. Best Co. commented that the Company’s recent restructuring announcement (see “Recent Developments” above) has not changed the issuer credit ratings (“ICR”) of “a-” of Flagstone Reassurance Suisse S.A. (Martigny, Switzerland), Island Heritage Insurance Company Ltd. (Cayman Islands) and Flagstone Alliance Insurance and Reinsurance PLC (Limassol, Cyprus) as well as the ICR of “bbb-” of Flagstone Reinsurance Holdings S.A. (Luxembourg), nor has the announcement changed the indicative debt ratings of “bb” on preferred stock, “bb+” on subordinated debt and “bbb-” on senior debt for securities available under the Company’s shelf registration statement. A.M. Best Co. noted that the outlook for all ratings, with the exception of Island Heritage Insurance Company Ltd., remains negative. The Company’s issuer credit ratings, including those of its wholly owned subsidiaries, are important to maintaining the Company’s liquidity. A reduction in these credit ratings, the continued negative outlook or a failure to resolve the negative outlook could reduce the Company’s access to debt markets or materially increase the cost of issuing debt, trigger additional collateral or funding requirements, and decrease the number of counterparties willing or permitted, contractually or otherwise, to do business with or lend to the Company, thereby curtailing the Company’s business operations and reducing its profitability.

Capital Resources

Our total capital resources at September 30, 2011 and December 31, 2010 were as follows:

	As at
	September 30, 2011	December 31, 2010

Long term debt	$251,167	$251,122
Common shares	845	845
Common shares held in treasury	(161,701)	(178,718)
Additional paid-in capital	875,481	904,235
Accumulated other comprehensive loss	(11,201)	(6,178)
Retained earnings	173,574	414,549
Total capital	$1,128,165	$1,385,855

The movement in both common shares held in treasury and additional paid-in capital during the nine months ended September 30, 2011, arises from the use of treasury shares to settle vested stock based compensation grants.

For the nine months ended September 30, 2011, accumulated other comprehensive loss arose from the changes in currency translation adjustment of $4.9 million and the defined benefit pension plan obligation of $0.1 million.

Letter of credit facilities

On August 31, 2011, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS (“FCML”) entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is for letters of credit with a maximum tenor of 15 months and is used to support the reinsurance obligations of the Company.

Index

As of September 30, 2011, $30.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $36.2 million of fixed maturity securities from the Company’s investment portfolio.  The Barclays Facility replaced a $200 million credit facility with Barclays Bank Plc which commenced on March 5, 2009.

On April 28, 2010, Flagstone Suisse and FCML entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged. The Citi Facility now comprises a $275.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $275.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. As at September 30, 2011, $427.2 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $506.6 million of fixed maturity securities from the Company’s investment portfolio. The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

These facilities are used to provide security to reinsureds and for Funds at Lloyd’s, and they are fully collateralized by the Company, to the extent of the letters of credit outstanding at any given time.

We do not anticipate any significant impact on our capital resources as a result of the divestitures discussed in “Recent Developments” above. However, this may result in a reduction in the utilization of our letter of credit facilities.

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

Index

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

Index

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

We have determined that Montana Re has the characteristics of a variable interest entity that are addressed by the Consolidation Topic of the FASB ASC.  In accordance with the Consolidation Topic, Montana Re is not consolidated because we are not the primary beneficiary.

We are not party to any transaction, agreement or other contractual arrangement to which a Flagstone affiliated unconsolidated entity is a party, other than those noted above with Montana Re, that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

As at September 30, 2011, the impact on our fixed maturity securities and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.6%, or approximately $24.1 million. As at September 30, 2011, the impact on our fixed maturity securities, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.5%, or approximately $23.4 million.

We use interest rate futures to manage the duration of our investment portfolio. As at September 30, 2011, the total exposure of the interest rate futures contracts held was $0.8 billion and these positions had a fair value of $(8.5) million. The interest rate futures contracts held were for three month exposure to U.S. and Euro interest rates, and we held short positions which reduced the duration of our portfolio. As at September 30, 2011, the impact of these futures on our fixed maturity securities and cash and cash equivalents was a reduction of duration by 0.5 years. The impact from an immediate 100 basis point increase in market interest rates would have resulted in an estimated increase in market value of the interest rate futures contracts by approximately $7.4 million. The impact from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated decrease in market value of the interest rate futures contracts by approximately $6.3 million.

As at September 30, 2011, we held $290.8 million, or 22.1% of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at September 30, 2011.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, we would also be exposed to reinvestment risk, as cash flows received by us could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity and index-linked futures. The total of such exposure as at September 30, 2011 was $47.7 million. The fair value of these positions as at September 30, 2011 amounted to $(3.3) million and was recorded in equity investments, other assets and other liabilities. For the three and nine months ended September 30, 2011, we recorded net realized and unrealized losses of $12.2 million and $12.9 million, respectively, in net realized and unrealized (losses) gains – investments. The total exposure of the index-linked futures was $47.6 million as at September 30, 2011.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity securities.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at September 30, 2011, our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  We believe this high-quality portfolio reduces our exposure to credit risk on fixed income investments to an acceptable level. We have included credit rating information with respect to our investment portfolio because it enhances the reader's understanding of its composition and consistency with our investment philosophy.

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

In addition, we have exposure to credit risk as it relates to our insurance and reinsurance balances receivable.  Premium balances receivable from our clients at September 30, 2011 and December 31, 2010, were $421.8 million and $318.5 million, respectively, including balances both currently due and accrued.  We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $2.8 million in bad debt expenses related to our insurance and reinsurance premium balances receivable.

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

Foreign Currency Risk

We use foreign currency forward contracts and currency swaps to manage currency exposure.  The net notional exposure of foreign currency forward contracts in U.S. dollars as at September 30, 2011 and December 31, 2010, were $907.2 million and $854.2 million, respectively, and these contracts had a fair value of $26.6 million and $(5.2) million, respectively.  The change results from an increased allocation to our non-U.S. dollar strategy, which we hedge back to U.S. dollars.  For the three and nine months ended September 30, 2011, we recorded net realized and unrealized gains of $29.6 million and net realized and unrealized losses of $10.0 million, respectively, on foreign currency forward contracts and for the three and nine months ended September 30, 2010, we recorded net realized and unrealized losses of $65.1 million and $11.3 million, respectively, on foreign currency forward contracts.

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

Index
Financing

Certain subsidiaries of ours have a functional currency other than the U.S. dollar.  Our practice is to hedge the net investment in those subsidiaries and designate foreign currency forward contracts as hedging instruments.  The contractual amount of these contracts as at September 30, 2011 and December 31, 2010 was $41.5 million and $43.2 million, respectively, and the contracts had a fair value of $0.9 million and $(0.5) million, respectively.  During the three and nine months ended September 30, 2011, we recorded net realized and unrealized gains of $5.1 million and $3.1 million, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.  During the three and nine months ended September 30, 2010, we recorded net realized and unrealized losses of $4.3 million and net realized and unrealized gains of $0.2 million, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

We entered into a currency swap agreement to hedge the Euro-denominated deferrable interest debentures recorded as long term debt.  Under the terms of the foreign currency swap, we exchanged €13.0 million for $17.8 million, and will receive Euribor plus 354 basis points and pay LIBOR plus 419 basis points.   The swap expires on September 15, 2013 and had a fair value of $(0.4) million as at September 30, 2011. This agreement replaces an earlier currency swap agreement, which expired on September 15, 2011.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the nine months ended September 30, 2011 and 2010, approximately 38.4% and 30.7%, respectively, was written in currencies other than the U.S. dollar.  For the nine months ended September 30, 2011, we had net foreign exchange losses of $3.1 million compared to losses of $5.3 million for the same period in 2010.

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

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: the failure to reach an agreement and consummate the divestitures described above in the “Recent Developments” section of Part I, Item 2 of this Quarterly Report on acceptable terms or at all, and the timing of any divestiture; the amount of costs, fees, expenses and charges related to the divestitures and realignment initiatives described above; the possibility that the benefits anticipated from the divestitures and realignment initiatives described above will not be fully realized, or the timing thereof; the failure to successfully implement the Company’s business strategy despite the completion of the divestitures and realignment initiatives described above; the size and timing of any charges associated with the initiatives described above; market conditions affecting our common share price; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the impact of the agencies’ ongoing review of our financial strength ratings and the consequences to our business of this review and sustained negative outlook or any downgrade; our ability to raise capital on favorable terms or at all; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts in which the deposit premium is not specified; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, and our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; our exposure to many different counterparties in the financial service industry, and the related credit risk of counterparty default; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; our need for financial flexibility to maintain our current level of business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in the insurance and reinsurance industries; declining demand due to increased retentions by cedents and other factors; our ability to continue to implement our expense reduction initiatives; the impact of terrorist activities on the economy; and rating agency policies and practices particularly related to the duration a company may remain on negative outlook without further ratings action.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 4, 2011

FLAGSTONE REINSURANCE HOLDINGS, S.A.

By:	/s/ David A. Brown
Name:	David A. Brown
Title:	Chief Executive Officer
(Authorized Officer)

By:	/s/ Patrick Boisvert
Name:	Patrick Boisvert
Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as a block of text.