Form 10-K
period 2011-12-31
Flagstone Reinsurance Holdings, S.A.
filed 2012-03-13
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No   ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of most recently completed second fiscal quarter (June 30, 2011), was $442,630,697  based on the closing sales price of the Registrant’s common shares of $8.43 on June 30, 2011.

As of March 7, 2012, the Registrant had 70,276,743  common voting shares outstanding, net of treasury shares, with a par value $.01 per share.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Registrant’s Annual General Meeting of Shareholders scheduled to be held May 18, 2012 (the “Proxy Statement”), are incorporated by reference into Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.
Part III

FLAGSTONE REINSURANCE HOLDINGS, S.A.

Index

PART I

References in Part I of this Annual Report to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings, S.A. and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Flagstone Alliance Insurance & Reinsurance PLC, its wholly-owned Cyprus insurance and reinsurance company, Flagstone Reinsurance Africa Limited, its wholly-owned South African reinsurance company, Mont Fort Re Ltd., its wholly-owned Bermuda reinsurance company, and any other direct or indirect wholly-owned subsidiary, but not including its United Kingdom  Lloyd's managing agency Flagstone Syndicate Management Limited~~,~~ or Island Heritage Holdings Ltd., each of which are discontinued operations, unless the context suggests otherwise. On October 24, 2011, we announced a strategic decision to divest our ownership positions in our Lloyd’s and Island Heritage reporting segments. The Company has classified the assets and liabilities associated with these proposed sales as held for sale and the assets and liabilities have been recorded at the lower of the carrying value or fair value less costs to sell.  The financial results for these operations have been presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented. Unless otherwise noted, all discussions and amounts presented in Part I of this Annual Report on Form 10-K (this “Annual Report”) relate to our business without giving effect to our discontinued operations. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA, its wholly-owned subsidiaries and its Bermuda branch. References to “FSML” refer to Flagstone Syndicate Management Limited, its wholly-owned subsidiaries and Syndicate 1861.  References to “Island Heritage” refer to Island Heritage Holdings Ltd. and its subsidiaries. References to “Flagstone Alliance” refer to Flagstone Alliance Insurance & Reinsurance PLC and its subsidiaries.  References to “Flagstone Africa” refer to Flagstone Reinsurance Africa Limited.  References to “Mont Fort” refer to Mont Fort Re Ltd.   References in this Annual Report on Form 10-K to “dollars” or “$” are to the lawful currency of the United States of America (the “U.S.”), unless the context otherwise requires. All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts, percentages or unless otherwise stated. References in this Annual Report to (i) “foreign currency” are to currencies other than U.S. dollars and (ii) “foreign exchange” transactions or “foreign investments” are to transactions or investments, respectively, involving currencies other than U.S. dollars, in each case unless the context otherwise requires. The Company’s references to the URLs for third-party websites in this Annual Report are intended to be inactive textual references only, and none of the information contained on or connected to these websites is incorporated by reference herein.

Cautionary Statement Regarding Forward-Looking Statements.

This Annual Report, including the documents we incorporate by reference, contains, and the Company may from time to time make, written or oral “ forward-looking statements ” within the meaning of the U.S. Federal securities laws, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. In particular, statements using words such as “ may ”, “ should ”,  “estimate ”, “ expect ”, “ anticipate ”, “ intend ”, “ believe ”, “ predict ”, “ potential ”,  or words of similar import generally involve forward-looking statements.

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: the ongoing impact on our business of our net loss in 2011 and our inability to return to profitability in a timely manner, if at all; the failure to reach an agreement on and consummate the divestitures described below in the “Discontinued Operations” section of Part I, Item 1 of this Annual Report on acceptable terms, and the timing of any divestiture; the amount of costs, fees, expenses and charges related to the divestitures and realignment initiatives described in this Annual Report; the possibility that the benefits anticipated from the divestitures and realignment initiatives described in this Annual Report will not be fully realized, or the timing thereof; the failure to successfully implement the Company’s business strategy despite the completion of the divestitures and realignment initiatives described in this Annual Report; cancellation of our reinsurance contracts by cedents, market conditions affecting our common share price; the possibility that pricing changes in our industry may make it difficult or impossible for us to effectively compete or produce attractive returns; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved and the premium environment; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the impact of our financial strength ratings and the consequences to our business of our sustained negative outlook or any downgrade; our ability to raise capital on favorable terms, or at all; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts in which the deposit premium is not specified; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, and our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; our exposure to many different counterparties in the financial service industry, and the related credit risk of counterparty default; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; our need for financial flexibility to maintain our current level of business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply and premium dynamics in our markets relating to growing capital levels in

Index

the insurance and reinsurance industries; the investment environment, declining demand due to increased retentions by cedents and other factors; our ability to continue to implement our expense reduction initiatives; the impact of Eurozone instability and terrorist activities on the economy; and rating agency policies and practices particularly related to the duration a company may remain on negative outlook without further rating action.

These and other events that could cause actual results to differ are discussed in more detail in Item 1A, “Risk Factors” and Item 7,   “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and from time to time in our filings with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. Federal securities laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which are subject to significant uncertainties and speak only as of the date on which they are made.

Index

ITEM 1.        BUSINESS

General Development

The Company is a global reinsurance company. Our largest business is providing property catastrophe reinsurance coverage to a broad range of select insurance companies. These policies provide coverage for claims arising from major natural catastrophes, such as hurricanes and earthquakes, in excess of a specified loss. We also provide coverage for claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires and tornados. Our specialty lines, cover such risks as aviation, energy, accident and health, satellite, marine, and workers’ compensation catastrophe.

On October 24, 2011, we announced a strategic decision to divest our ownership positions in our Lloyd’s and Island Heritage reporting segments in order to address changing business conditions, refocus our underwriting strategy on our property catastrophe reinsurance business and reduce our focus on reporting segments that absorb capital and produce lower returns. Unless otherwise noted, all discussions and amounts presented in Part I of this Annual Report relate to our business without giving effect to our discontinued operations.  See Note 3 “Discontinued Operations” in our consolidated financial statements (Item 8 below) for additional information related to discontinued operations. All prior years presented have been reclassified to conform to this new presentation.  We expect to complete the divestitures of each of Lloyd's and Island Heritage during the second quarter of 2012.  See Risk Factors— “We had a net loss of $301.7 million from continuing operations in 2011 due to unprecedented catastrophe activity in 2011 and difficult business conditions, each of which could continue or recur in future periods” and “In October 2011, we announced a restructuring of our business, including the proposed divestiture of our Lloyd’s and Island Heritage operations (the “Proposed Divestitures”), and other cost savings initiatives.  The failure to successfully implement the restructuring program, including completing the Proposed Divestitures and cost savings initiatives on acceptable terms in the timeframe anticipated, or at all, could materially adversely impact our financial condition, results of operations and cash flow”.

In addition to the proposed divestitures, we have undertaken significant cost cutting measures, which we believe will improve our competitive position, including closing our offices in Dubai and Puerto Rico and pursuing the downsizing of our global operations, through reductions in workforce in India and South Africa and additional streamlining of our global back office, support, analytical and other operations to one location in Halifax, Canada.

Our financial statements are prepared in accordance with accounting principles generally accepted in the U. S. (“U.S. GAAP”) and our fiscal year ends on December 31.  Since a substantial portion of the insurance and reinsurance we write in our discontinued operations and reinsurance we write in our continuing operations provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the specific coverages we offer to clients affected by these events.  This may result in volatility in our results of operations and financial condition.  In addition, the amount of premiums written with respect to any particular line of business may vary from quarter to quarter and year to year as a result of changes in market conditions.

We believe one of our key performance indicators is long term growth in diluted book value per share plus accumulated distributions measured over intervals of three years, which we believe is the most appropriate measure of the performance of the Company, a measure that focuses on the return provided to the Company’s shareholders. Diluted book value per share is obtained by dividing Flagstone shareholders’ equity by the number of common shares and common share equivalents outstanding.

Our continuing operations derive revenues primarily from net premiums earned from the reinsurance policies we write, net of any retrocessional or reinsurance coverage purchased, net investment income  and net realized and unrealized gains from our investment portfolio, and fees for services provided.  Premiums are generally a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are normally due in installments and earned over the contract term.

Our expenses consist primarily of the following types: loss and loss adjustment expenses (“LAE”) incurred on the policies of reinsurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write paid to agents or brokers who produce the business; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under the Company’s Performance Share Unit Plan (“PSU Plan”) and Restricted Share Unit Plan (“RSU Plan”), and other general operating expenses; interest expenses related to our debt obligations; and noncontrolling interest, which represents the interest of external parties with respect to the net income of Mont Fort, Flagstone Africa (on November 10, 2009 Flagstone Africa became a wholly-owned subsidiary of Flagstone Suisse and has not been included in noncontrolling interest since that date) and Island Heritage, which we have classified as a discontinued operation.

The Company was originally incorporated under the laws of Bermuda in October 2005 and commenced operations in December 2005.  In 2010, the Company completed a redomestication to change its jurisdiction of incorporation from Bermuda to Luxembourg (the “Redomestication”) and it has existed as a société anonyme or joint stock corporation under the laws of Luxembourg since May 17, 2010. The Company is licensed as a permit company in Bermuda under the Bermuda Companies Act 1981, as amended (the Companies Act”).

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

Our two primary financial goals are to maintain multiple financial strength ratings in the “A” range, and to produce growth in diluted book value per share with moderate volatility.  We believe that prudent management of our underwriting risks, relative to our capital base, together with effective investment of our capital and premium income will position us to continue our business and return to profitability. To achieve this objective, our strategy is as follows:

Return to Profitability, Complete the Proposed Strategic Divestitures and Realignment Initiatives. We will continue to pursue the restructuring of our business, including completing our announced divestiture plans for Lloyd’s and Island Heritage, and successfully implementing our announced cost cutting measures.  We will also continue to refocus our underwriting strategy on businesses that produce attractive returns on equity, while reducing our focus on businesses that absorb capital but produce less attractive returns.

Continue to Advance Risk Analysis with the Use of Proprietary Analytics. We will continue our extensive use of proprietary analytics to select and manage a diversified portfolio of risks.

Maintain Our Strong Broker and Customer Relationships Through Industry Leading Service. We will continue to enhance our relationships with brokers and customers and build our reinsurance franchise. We will seek to enhance our reputation with brokers by responding promptly to submissions, as quickly as within one business day, if necessary, and by providing a reasoned analysis to support our pricing. Members of our senior management team will continue to spend a significant amount of time meeting with brokers and potential new clients and strengthening existing relationships.

Leverage Our Streamlined Global Operating Platform. We will continue to integrate and streamline our global operating platform. We believe that by accessing talented employees outside of Switzerland and Bermuda, and integrating them into our operations through our technology platform, we will be able to achieve greater capabilities than other global reinsurance companies of comparable capital size.

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

Segment Information

To better align the Company’s operating and reporting structure with its current strategy, as a result of the strategic decision to divest of our Lloyd’s and Island Heritage reporting segments noted above, we revised our reportable segments. Management views the operations and management of the company’s continuing operations as one reporting segment and does not differentiate its lines of business into separate reportable segments. Our continuing operations provide reinsurance primarily through our property and property catastrophe business as well as high-margin short-tail specialty and casualty reinsurance lines of business.  We diversify our risks across business lines by risk zones, each of which combines a geographic zone with one or more types of peril (for example, Texas Windstorm, Florida Hurricane or California Earthquake). The majority of our reinsurance contracts contain loss limitation provisions such as fixed monetary limits to our exposure and per event caps. We specialize in underwriting where we believe sufficient data exists to analyze effectively the risk/return profile, and where we are subject to legal systems we believe are reasonably fair and reliable. Previously, the underwriting results associated with our discontinued operations were included in our Lloyd’s and Island Heritage segments. All prior periods presented have been reclassified to conform to this new presentation.

Management regularly reviews our financial results and assesses our performance on the basis of our single reporting segment in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) topic on Segment Reporting. Financial data relating to our segment is included in Note 20 “Segment Reporting” to our consolidated financial statements (Item 8 below).

Index

Reinsurance Products and Operations

Through our continuing operations we write primarily property, property catastrophe, and short-tail specialty and casualty reinsurance from our offices in Switzerland and Bermuda. For a discussion of our Global Operating Platform, please see “Operations—Global Operating Platform” below.

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

Our continuing operations primarily focus on writing the following products:

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

For the years ended December 31, 2011, 2010 and 2009, approximately 55%, 58% and 62%, respectively, of the risks we reinsured were related to natural catastrophes, such as hurricanes and earthquakes, in North America, the Caribbean and Europe, Japan and Australasia.

Operations - Global Operating Platform

Our principal operating offices are in Luxembourg, Bermuda, Switzerland, India and Canada. As part of our cost savings initiatives, we are downsizing our global operations through reductions in workforce in India and South Africa. Most of our senior management,

Index

primarily underwriting, investment, and risk management functions, are located in Luxembourg, Switzerland and Bermuda and use the support services from the other offices, with lower operating costs or specialized functions, to deliver products and services to brokers and customers.

Flagstone Suisse is based in Martigny in the canton of Valais, Switzerland. Through this local presence, we are in a position to closely follow and respond effectively to the changing needs of the various European and Bermuda insurance markets. Flagstone Suisse is licensed by the Swiss Financial Market Supervisory Authority, or FINMA, in Switzerland. Flagstone Suisse is also licensed as a permit company in Bermuda under the Companies Act and is registered in Bermuda as a Class 4 insurer under the Bermuda Insurance Act 1978, as amended, and related regulations (the “Bermuda Insurance Act”) operating through its Bermuda branch which complements our Swiss based underwriters with a separately staffed Bermuda underwriting platform.

Our research and development efforts, proprietary software development, systems implementation, and IT infrastructure, high performance computing catastrophe modeling and risk analysis team, underwriting administration, finance and accounting, claims and our investments analysis team are based in Hyderabad, India and Halifax, Nova Scotia, Canada.

In Luxembourg, we manage our investment portfolio within Flagstone Capital Management Luxembourg SICAF FIS (“FCML”).  FCML is a fixed capital investment company qualifying as a specialized investment fund under the Luxembourg law of February 13, 2007 and may be constituted with multiple sub funds each corresponding to a distinct part of the assets and liabilities of the investment company.

We believe our realignment and cost savings initiatives will position our operating platform to afford us the capability and flexibility to deploy our capital and expertise strategically, efficiently and tactically throughout the global markets. For example, compared to our competitors, we believe these capabilities allow us to process a large number of business submissions quickly and thoroughly, to review relatively more risks in the search for attractive opportunities and to explore new markets where the accumulation and analysis of data is a time-consuming activity.

Ratings

The following are the financial strength ratings from internationally recognized rating agencies for Flagstone Suisse as of the date of this Annual Report:

Rating Agency	Financial Strength Rating
A.M. Best	A-	Excellent (Negative outlook)
Moody’s Investor Services	A3	Strong (Negative outlook)
Fitch	A-	Adequate (Ratings watch negative)

Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Ratings also play a significant role in the perception of a market participant’s financial strength, one of the key factors in our ability to compete effectively.  Rating organizations, such as A.M. Best, Moody’s and Fitch, continually review the financial positions of insurers and reinsurers, including Flagstone, and provide ratings that are designed to reflect a company’s ability to meet its financial obligations under its policies. Our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In the event that our financial strength ratings are downgraded by any of the agencies, we believe our ability to write business would be adversely affected. In the ordinary course of business, we evaluate our capital needs to support the volume of business written in order to maintain our claims paying and financial strength ratings, and we regularly provide financial information to rating agencies to both maintain and enhance existing ratings. A downgrade by any rating organization could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as our customers, and brokers that place such business, move to other competitors with higher financial strength ratings. It could also provide certain cedents with the option to terminate their contracts with us or to have the Company provide collateral to support its obligations under the contract.

Our financial strength ratings do not refer to our ability to meet non-reinsurance and non-insurance obligations and are neither a recommendation to purchase any policy or contract issued by us nor are they evaluations directed to the investor community or recommendation to buy, hold or sell our securities. Our ratings may be revised or revoked at the sole discretion of the rating agencies.

See Risk Factors— “Our reinsurance contracts are subject to special termination under certain circumstances.  If our reinsurance contracts are cancelled, we are required to return unearned premiums to the cedent” and “The financial strength rating of Flagstone may be revised downward which could affect our standing among brokers and customers, result in a substantial loss of business and impede our ability to conduct business”, for more information.

Index

Underwriting and Risk Management
We view underwriting and risk management as an integrated process. We consider underwriting a risk only after we have an initial understanding of how its addition to our existing portfolio would impact our total single event loss potential by risk zone. After completing our detailed underwriting analysis, and before we provide an indication of terms and price, we ensure that we understand the change this risk will make in the overall risk of our insurance portfolio. We constantly review our global exposures as new opportunities are shown to us, as we bind new business, and as policies mature to ensure that we are continuously aware of our overall underwriting risk.  A principal focus of Flagstone is to develop and effectively utilize sophisticated computer models and other analytical tools to assess the risks that we underwrite and to optimize our portfolio of underwriting and investment risks. Despite our significant net underwriting loss for the year, we believe our risk management processes are sufficient and we have revised our risk profile to respond to the unprecedented level of recent catastrophe activity.

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

●	quickly reject risks that do not meet our requirements; and
●	establish state of the art processes to ensure proper risk classification and selection.

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

Probable Maximum Loss (“PML”).   We monitor our PML on both a per occurrence and annual aggregate basis as part of our internal risk guidelines.  Per occurrence refers to the potential size of loss from a given event versus annual aggregate, which involves the use of simulation to define hypothetical years containing sequences of events.  For example, Japan earthquake and tsunami, New Zealand earthquake (June 2011) or U.S. tornadoes of 2011 would qualify as individual events, but annual aggregate calculations identify the Company’s exposure to all three of these events occurring in a single year.

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

We control our Caribbean coverage exposure through our Island Heritage discontinued operations to both single and multiple catastrophe events through the use of catastrophe reinsurance.  For individual non-catastrophe exposures we control our risk through the use of per risk reinsurance coverage. We control our individual risk exposure for risks written by our Island Heritage discontinued operations through our underwriting guidelines which limit individual exposures by reference to our per risk reinsurance coverage limits.

Program Limits.   In our continuing operations we also seek to control our overall exposure to risk by limiting the amount of reinsurance we will supply in accordance with a particular program or contract. This helps us to diversify within and across risk zones. Our Underwriting Committee sets an absolute dollar limit on our maximum exposure to any one program or contract in our continuing operations, which may be exceeded for specific situations at the discretion of the Underwriting Committee.

Marketing and Distribution

Our reinsurance customers generally are sophisticated, long-established insurers who seek the assurance not only that claims will be paid but also that reinsurance will continue to be available after claims are paid. Catastrophic losses can be expected to adversely affect our clients’ financial results from time to time, and we believe that financial stability, ratings, growth of capital, client service and innovation are essential for creating long term relationships. Because such relationships are critical to creating long term value for the Company and for our shareholders, failure to pay our claims, maintain our financial stability ratings, capital resources or client services could adversely affect our business.

The majority of our business is produced through brokers and reinsurance intermediaries, who receive a brokerage commission on industry standard terms, usually equal to a percentage of gross premiums. We seek to become the first choice of brokers and clients by providing:

●	a high level of technical expertise in the risks we write;
●	rapid and informed quoting;
●	timely payment of claims;

Index

●	large capacity within our underwriting guidelines on the high quality clients we target; and
●	clear indications of the classes of risks we will and will not write.

Our objective is to build long term relationships with key reinsurance brokers, such as Aon Benfield, Guy Carpenter & Company, Inc. and Willis Group Holdings Ltd., and with many ceding companies.

Gross premiums written by broker, are shown individually where premiums are 10% or more of the total in any of the last three years.

For the years ended December 31, 2011, 2010 and 2009, gross premiums written by brokers from continuing operations were as follows:

	2011		2010		2009
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Aon Benfield	$262,118	33.2%	$309,795	37.8%	$347,292	45.8%
Guy Carpenter	267,306	33.8%	270,517	33.0%	207,810	27.4%
Willis Group	116,892	14.8%	100,585	12.3%	71,682	9.4%
Other brokers	143,381	18.2%	138,637	16.9%	131,579	17.4%
Total	$789,697	100.0%	$819,534	100.0%	$758,363	100.0%

For the years ended December 31, 2011, 2010 and 2009, gross premiums written by brokers from discontinued operations were as follows:

	2011		2010		2009
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Aon Benfield	$24,889	8.5%	$33,439	12.0%	$18,796	8.2%
Guy Carpenter	24,990	8.6%	26,912	9.7%	23,817	10.3%
Willis Group	32,007	11.0%	23,186	8.3%	24,118	10.5%
Other brokers	209,990	71.9%	194,779	70.0%	163,397	71.0%
Total	$291,876	100.0%	$278,316	100.0%	$230,128	100.0%

For the years ended December 31, 2011, 2010 and 2009, gross premiums written by brokers on a consolidated basis were as follows:

	For the years ended December 31,
	2011		2010		2009
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Aon Benfield	$287,007	26.5%	$343,234	31.2%	$366,088	37.0%
Guy Carpenter	292,296	27.0%	297,429	27.1%	231,627	23.4%
Willis Group	148,899	13.8%	123,771	11.3%	95,800	9.7%
Other brokers	353,371	32.7%	333,416	30.4%	294,976	29.9%
Total	$1,081,573	100.0%	$1,097,850	100.0%	$988,491	100.0%

We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. We meet frequently with brokers and senior representatives of clients and prospective clients.

Claims Management

Index

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

As part of a risk based approach to claims management, for catastrophe insurance claims through our Island Heritage discontinued operations we reserve the right to remove agent’s claims settlement authority in the case of catastrophe events to enable in-house claims management, thereby controlling the claims management process internally and limiting our overall risk exposure.

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

On our reinsurance book and Lloyd’s discontinued operations book, the Company’s actuarial group performs a quarterly loss reserve analysis. This analysis incorporates specific exposures, loss payment and reporting patterns, as well as additional loss-sensitive contractual features such as reinstatement premiums, profit commissions, and other relevant factors. This process involves the segregation of risks between catastrophic and non-catastrophic risks to ensure appropriate treatment.

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

The following table presents the development of our loss and loss adjustment expense reserves (including discontinued operations) for December 31, 2006 through December 31, 2011, and the breakdown of our loss and loss adjustment expense reserves as at December 31, 2011 per accident year, net of claims paid:

	Years ended December 31,
	2006	2007	2008	2009	2010	2011

Gross liability for unpaid losses and loss expenses	$22,516	$180,978	$411,565	$480,660	$721,314	$1,130,658
Retroceded liability for unpaid losses and loss expenses		(1,355)	(16,422)	(19,270)	(28,183)	(289,117)
Net liability for unpaid losses and loss expenses	$22,516	$179,623	$395,143	$461,390	$693,131	$841,541

Net reserves re-estimated as of:
One year later	$18,641	$163,946	$388,553	$450,292	$716,735
Two years later	13,455	149,776	359,160	435,506
Three years later	11,357	139,512	358,271
Four years later	7,097	137,005
Five years later	6,332

Cumulative net redundancy (deficiency)	$16,184	$42,618	$36,872	$25,884	$(23,604)

Cumulative amount of net liability paid through:
One year later	$6,948	$80,651	$220,126	$383,749	$724,652
Two years later	10,159	113,527	290,619	485,611
Three years later	10,329	115,994	341,011
Four years later	7,202	119,498
Five years later	7,507

Investments

The investment management guidelines of the Company are set by the Finance Committee of our Board. The Finance Committee establishes investment policies and guidelines for both internal and external investment managers.

Management, under the auspices of the Finance Committee, conducted a comprehensive asset allocation study, consistent with modern practice in portfolio optimization, and developed a sophisticated optimization model using asset classes the Company is allowed to invest in from fiscal, regulatory, and liquidity aspects. The model aims at achieving higher expected total returns while maintaining adequate liquidity to pay potential claims and preserving our financial strength rating. The asset class composition of the model output may include a significant allocation to high grade fixed maturity investments, with the balance invested between other asset classes, such as money markets, U.S. equities, developed and emerging market equities, commodities, private equity, real estate

Index

and cash equivalents. Typically a small portion of investments may be allocated to private equity, real estate and commodities. We optimize asset allocation periodically, by taking into consideration the financial market conditions.  As of the date of this Annual Report, our portfolio is positioned conservatively in response to the ongoing volatility in the financial markets (particularly the Eurozone) with about 95.1% concentration in fixed maturities and cash equivalents, with the remainder diversified between catastrophe bonds and investment funds.

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

Competition

We operate in highly competitive markets. Our continuing operations compete with major and mid-sized U.S., European, Swiss, Bermudian, U.K., and other international reinsurers, some of which have greater financial, marketing and management resources than we do. We also compete with government-sponsored reinsurers, and with new companies which continue to be formed to enter the reinsurance market. In addition, established competitors have completed or may be planning to complete additional capital raising transactions. Capital markets also offer alternative products that are intended to compete with traditional reinsurance products.

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

Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms, which could adversely impact our growth and profitability. In addition, capital market participants have created alternative products, such as catastrophe bonds, that are intended to compete with reinsurance products.  We also believe that we are well positioned in terms of client service and underwriting expertise.

In our Island Heritage discontinued operations, where competition is focused on price as well as availability, service and other considerations, competition is with insurers that provide property and casualty based lines of insurance such as other syndicates at Lloyd’s of London and local Caribbean insurers.

Other Subsidiaries

Mont Fort

The Company owns all of the outstanding common shares of Mont Fort. Mont Fort is organized under the laws of Bermuda as an exempted company which is registered as both a general business Class 3 insurer and long term insurer under the Bermuda Insurance Act and is also registered as a “segregated accounts” company under the Bermuda Segregated Accounts Companies Act 2000 (as amended) (the “SAC Act”). The SAC Act enables Mont Fort to establish segregated accounts, referred to as cells. Mont Fort initially established three cells: Mont Fort ILW (“ILW 1”), Mont Fort ILW 2 (“ILW 2”) and Mont Fort High Layer (“High Layer”) all of which have been dissolved as of December 31, 2011. Each cell of Mont Fort raised capital through preferred shares issued by Mont Fort and linked to that cell, underwrote its own risks and, to the fullest extent provided by the SAC Act, was solely responsible for liabilities arising from those risks.

Index

Each cell used the proceeds of those offerings to underwrite reinsurance which was ceded to Mont Fort by Flagstone.

The results of Mont Fort are included in the Company’s consolidated financial statements as the Company is the primary beneficiary of Mont Fort in accordance with FASB ASC Topic on Consolidations. The portions of Mont Fort’s net income and shareholders’ equity attributable to holders of the preferred shares for the years ended December 31, 2011, 2010 and 2009 are recorded in the consolidated financial statements of the Company as noncontrolling interest.

In addition, the Company does not count Mont Fort’s contracts against its zonal limits or otherwise consider Mont Fort as a subsidiary for its underwriting and risk management procedures.

Discontinued Operations Subsidiaries

Lloyd's

Our Lloyd’s discontinued operations include the business generated through the Lloyd’s Syndicate 1861 and FSML. Syndicate 1861 primarily provides property and short-tail specialty and casualty insurance and reinsurance for risks such as energy, hull and cargo, marine liability, engineering and aviation. The Company’s Lloyd's property division began writing business for October 1, 2009, initially on behalf of FSML's existing Syndicate 1861, but was supported, beginning for the 2010 fiscal year, by a new mixed-capital Syndicate 1969, which will provide the majority of the capacity and use the managing agency services and systems provided by FSML and Flagstone. Syndicate 1861 assumes approximately 25% of all risks written by the division and Syndicate 1969 assumes approximately 75%.

Island Heritage

Island Heritage is a property insurer based in the Cayman Islands and Barbados which primarily is in the business of insuring homes, condominiums, office buildings and automobiles in the Caribbean region.  Initially investing in Island Heritage in March 2006, the Company acquired a controlling interest (54.6%) on July 3, 2007. Following the acquisition, the Company’s representation on Island Heritage’s board and the close working relationship with its management allowed us to promote and support best practices in the underwriting of Island Heritage’s underlying business and to consequently enhance the quality of data available to Flagstone to underwrite the reinsurance of such business. Since the acquisition, the Company has increased its ownership to (60.0%) through a series of subsequent share purchases. As a result of the acquisition of the controlling interest, the results of operations of Island Heritage have been included in the Company’s consolidated financial statements from July 1, 2007, with the portions of Island Heritage’s net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest in the Company’s consolidated financial statements.

Employees

At March 7, 2012, the Company had a total of 308 employees, 222 in its continuing operations and 86 employees in its discontinuing operations. We believe that our relations with our employees are satisfactory.

Regulation

We conduct business through our Martigny, Switzerland; Hamilton, Bermuda; George Town, Grand Cayman, Cayman Islands; and Luxembourg offices, with our research and development effort and part of our catastrophe modeling and risk analysis team in our Hyderabad, India office, global marketing and business development in our London, England office, underwriting business commencing in 2009 through our Lloyd’s platform in London and back office and operational support in our Halifax, Canada office. We do not intend to conduct any activities which may constitute the actual transaction of the business of insurance or reinsurance in any jurisdiction in which Flagstone or any other subsidiary of the Company is not licensed or otherwise authorized to engage in such activities. However, the definition of such activities is in some jurisdictions ambiguous and susceptible to judicial interpretation. Accordingly, there can be no assurance that enquiries or challenges to our insurance activities in such jurisdictions will not be raised in the future or that our location or regulatory status, or restrictions on its activities resulting therefrom, will not adversely affect us.

In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements governing “credit for reinsurance” in other jurisdictions in which its ceding companies are located. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. Because we are licensed, accredited or approved in Switzerland, Bermuda, U.K., Cyprus, South Africa and Cayman Islands, we expect that in certain instances our reinsurance clients will require us to post a letter of credit or enter into other security arrangements.

Luxembourg

Index

Flagstone Reinsurance Holdings, S.A.

The Company is a société anonyme, a joint stock corporation which is registered with the Registre de Commerce et des Sociétés Luxembourg (the Luxembourg Trade Register) under registration number B153214. The Company is governed by the laws of Luxembourg and acts as a parent holding company.  The Company is also a licensed permit Company in Bermuda.

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

FCML was incorporated on September 8, 2008 in Luxembourg as a société anonyme, a joint stock corporation with a fixed share capital qualifying as a specialized investment fund (fonds d’investissement spécialisé).  FCML is governed by, inter alia, the Luxembourg law on specialised investment funds of February 13, 2007 (the SIF Law), as well as its articles of incorporation. It is registered with the Registre de Commerce et des Sociétés Luxembourg (the Luxembourg Trade Register) under registration number B141810.

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

The governing bodies of FCML are staffed with senior officers from other subsidiaries of Flagstone, including FFSA, a Luxembourg holding company coordinating the financial holdings of Flagstone throughout Europe. FFSA acts as the investment manager to FCML.

FCML is regulated by the Commission de Surveillance du Secteur Financier, the Luxembourg authority charged with supervising collective investments schemes in Luxembourg of this type.  The subscription for shares in FCML is restricted to Well Informed Investors being investors which are, either institutional, professional or any other investors within the meaning of Article 2 of the SIF Law, which meet the following conditions:
•	they have confirmed in writing that they are a well informed investor, and either
•	they invest a minimum of EUR125,000 (or equivalent in US$) in the Specialised Investment Fund; or
•
they have been the subject of an assessment made by a credit institution within the meaning of European Union “EU” Directive 2006/48/EC, by an investment firm within the meaning of EU Directive 2004/39/EC, or by a management company within the meaning of EU Directive 2001/107/EC, certifying their expertise, their experience and their knowledge in adequately appraising an investment in the specialised investment fund.

Subscriptions for shares in FCML are not available to the general public.

Since January 6, 2010 FCML has had one sub-fund called the “FCM Sub Fund 1” a sub-fund denominated in U.S. dollars.  The minimum incremental investment in FCML is $100,000 with the Minimum Residual Holding being $1.0 million. The Net Asset Value per share is calculated monthly on the applicable valuation day and shareholders receive unaudited statements of the Net Asset Value of the shares in FCML within 30 business days of the end of the relevant month.

As at December 31, 2011, the investment assets of FCML amounted to $1.3 billion.

FCML has J.P. Morgan Bank Luxembourg S.A. as its custodian.

Bermuda Insurance Regulation

Index

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

The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance companies in Bermuda. As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed.  Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits.  The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 4, Class 3, Class 3A and Class 3B insurers.  The BMA has also issued guidance notes, or the Guidance Notes, in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the BMA’s approach in implementing, the Bermuda Insurance Act.

Classification of Insurers.   The Bermuda Insurance Act distinguishes between insurers carrying on long term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the most onerous regulation with the strictest limits on their types of business. Flagstone Suisse is registered to carry on general business as a Class 4 insurer in Bermuda and is regulated as such under the Bermuda Insurance Act. Flagstone Suisse will not be permitted to carry on long term business. In general, long term business includes life and long term disability insurance.  Mont Fort is registered to carry on general business as a Class 3 insurer and long term business in Bermuda although it does not write any long term business as of the date of this Annual Report.

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

Principal Representative.   An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.  The Flagstone Suisse principal representative is David Brown and our principal office is Wellesley House (2nd Floor), 90 Pitts Bay Road, Pembroke HM08, Bermuda.

Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to BMA is given of the intention to do so.  A principal representative shall forthwith notify the BMA, in such a manner as it may direct, (a) on his reaching a view that there is a likelihood of the insurer for which he acts becoming insolvent, for instance the failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio would be a reportable “event”; (b) on its coming to his knowledge, or his having reason to believe, that an event to which the applicable section of the Bermuda Insurance Act applies has occurred, including (i) circumstances where a Class 4 insurer undergoes a material change to the nature of the business it underwrites; and (ii) a significant loss which is likely to render the insurer unable to comply with its enhanced capital requirement.  Within 14 days of such notification, the principal representative shall furnish the BMA with a report in writing setting out all the particulars of the case that are available to him.

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

Index

The independent auditor and GAAP Auditor for Flagstone Suisse’s Bermuda branch is Deloitte & Touche.

Loss Reserve Specialist.   As a registered Class 4 insurer, Flagstone Suisse is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified property casualty actuary, must be approved by the BMA.  Our Reserving Actuary has been approved as our loss reserve specialist. Our Executive Director of Global Property Underwriting is also the loss reserve specialist for Mont Fort.

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

Enhanced Capital Requirement and Minimum Solvency.   The risk-based regulatory capital adequacy and solvency margin regime, provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization (termed the Bermuda Solvency Capital Requirement (“BSCR”)). BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed and is set out in the Insurance (Prudential Standards) (Class 4 and 3B Solvency Requirement) Rules 2008, as amended (the “Rules”) applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.

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

Index

as to why the failure occurred and remedial steps to be taken; and (ii) within forty-five days of the failure to provide the BMA with unaudited interim financial statements. In addition the opinion of the loss reserve specialist, a general business solvency certificate in respect of the unaudited financials and a CSR reflecting an ECR prepared using post-failure data must also be filed.

In addition to the risk-based solvency capital regime described above is the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations (1980 as amended).  While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Flagstone Suisse must also ensure that, at all times, its ECR is at least equal to the minimum solvency margin for a Class 4 insurer in respect of its general business, which is the greater of:

●	100,000,000 Bermuda Dollars;
●	50% of net premiums written (being gross premiums written less any reinsurance premiums ceded (not exceeding 25% of gross premiums written)); or
●	15% of net loss and loss expense provisions and other general business insurance reserves.

The BMA has also introduced a 3 tiered capital system for Class 4 insurers designed to assess the quality of capital resources that an insurer has available to meet its capital requirements.  The tiered capital system classifies all capital instruments into one of 3 tiers based on their “loss absorbency” characteristics with the highest quality capital classified as Tier 1 Capital and lesser quality capital classified as either Tier 2 Capital or Tier 3 Capital.  Only Tier 1 and Tier 2 Capital may be used to support an insurer’s MSM.  Certain percentages of each of Tier 1, 2 and 3 Capital may be used satisfy an insurer’s ECR.  Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL.

The Rules introduced a regime that requires Class 4 insurers to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment (CISSA).   The CISSA will allow the BMA to obtain an insurer's view of the capital resources required to achieve its business objectives and to assess the company’s governance, risk management and controls surrounding this process.   The Rules also introduced a Catastrophe Risk Return which must be filed with the BMA which assesses an insurer's reliance on vendor models in assessing catastrophe exposure.

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

Furthermore, under the Companies Act, the Company may only declare or pay a dividend, or make a distribution out of contributed surplus as the case may be, if the Company has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than its liabilities.

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

Index

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

Shareholder Controller and other Notifications.  Any person who becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of the Company must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having become such a holder, whichever is later. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their shareholding in us and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.  In addition, Flagstone Suisse will be responsible for giving written notice to the BMA of the fact that any person has become or ceases to be 10%, 20%, 33% or 50% controller of Flagstone Suisse.  The notice has to be given within 45 days of Flagstone Suisse becoming aware of the relevant facts.

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

Flagstone Suisse is also required to notify the BMA in writing in the event any person has become or ceased to be an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

Failure to give a required notice is an offence under the Insurance Act.

An insurer, or designated insurer, in respect of the group of which it is a member, must notify the BMA in writing that it proposes to take measures that are likely to be of material significance for the discharge, in relation to the insurer or the insurance group, of the BMA’s functions under the Insurance Act. Measures that are likely to be of material significance include:

•	acquisition or transfer of insurance business being part of a scheme falling within section 25 of the Bermuda Insurance Act or section 99 of the Companies Act;

•	amalgamation with or acquisition of another firm;

•	engaging in non-insurance business and activities related thereto, where such business or related activity is not ancillary to the insurance business of the insurer; and

•	engaging in unrelated business that is retail business.

In respect of the foregoing, the BMA is obliged to service a notice of objection to the material change unless it is satisfied that:

•	the interest of policyholders and potential policyholders of the insurer or the insurance group would not in any manner be threatened by the material change; and

•
without prejudice to the first bulletin point above, that, having regard to the material change the requirements of Insurance Act would continue to be complied with, or, if any of those requirements are not complied with, that the insurer concerned is likely to undertake adequate remedial action.

Failure to give such notice constitutes an offence under the Insurance Act. It is possible to appeal a notice of objection served by the BMA.

Supervision, Investigation and Intervention.  The BMA may appoint an inspector with extensive powers to investigate the affairs of an

Index

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

(b)
the introduction of a three tiered capital system designed to assess the quality of an insurer’s capital resources eligible to satisfy an insurer’s regulatory capital requirement level.  This regime became effective December 31, 2010;

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

Index

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

As well as having no restrictions on the degree of foreign ownership, Flagstone Suisse has received an assurance from the Ministry of Finance granting an exemption that they will not be subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda until March 28, 2035.

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

Index

FINMA became our group supervisor in 2011.

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

Index

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

Capital Structure and Dividends

Flagstone Suisse is funded by a combination of subordinated debt (qualifying as regulatory capital under Swiss law) and equity. The equity is held in the form of paid in capital by shares and in share premium.  Under Swiss corporate law as modified by insurance supervisory law, a non life insurance company is obliged to contribute to statutory legal reserves a minimum of 20% of any annual profit up to 50% of statutory capital, being paid in share capital. Flagstone Suisse has been substantially funded by share premium.  As of the date of this Annual Report we are advised that, as of 2011, share premium can be distributed to shareholders without being subject to withholding tax.  However the repayment of subordinated debt and distribution of any special dividend to shareholders remain subject to the approval of FINMA which has regard to the maintenance of solvency and the interests of reinsureds and creditors.

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

Companies that are resident in Cyprus for tax purposes are subject to tax in Cyprus. Residence is determined by the locus of management and control. The income tax rate is ten percent on its taxable profits.

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

Cayman Islands

Regulation related to our Island Heritage Discontinued Operations

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

Index

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

United Kingdom

Lloyd's Regulation related to our Discontinued Operations

General

We participate in the Lloyd's market through our ownership of FSML and Flagstone Corporate Name Limited ("FCNL"). FSML is the managing agent for Syndicates 1861 and 1969 (which commenced underwriting in 2010), while FCNL is a corporate member and provides underwriting capacity to Syndicate 1861.

FSML's operations are franchised by Lloyd’s.  The Lloyd’s Franchise Board was formally constituted on January 1, 2003. The Lloyd’s Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates. The Lloyd’s Franchise Board requires annual approval of FSML's business plan for the Lloyd's syndicates which it manages, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Lloyd’s also imposes various charges and assessments on its members.  If material changes in the business plan for Syndicates 1861 or 1969 were required by Lloyd’s, or if charges and assessments payable by FCNL to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of FSML and FCNL. The Group has provided capital to Lloyd’s to support FCNL's underwriting business at Lloyd's. Dividends from a Lloyd's managing agent can be declared and paid provided the relevant company has sufficient profits available for distribution and has maintained the required minimum capital level. Dividends from a Lloyd's corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.

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

Index

Ratings

The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies (A.M. Best, Standard & Poor’s, and Fitch Ratings).  A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s syndicates to be able to trade in certain classes of business at current levels.  FSML and FCNL would be adversely affected if Lloyd’s ratings as of the date of this Annual Report were downgraded.

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

Index

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

Index

ITEM 1A.  RISK FACTORS

Our business is subject to trials and uncertainties. In addition, risks and uncertainties could cause our actual results to differ materially from those in the forward-looking statements contained in this Annual Report and other documents we file with the SEC. The risks that we regard as the most relevant to our business are identified below.

Risks Related to Our Business

We had a net loss of $301.7 million from continuing operations in 2011 due to unprecedented catastrophe activity in 2011 and difficult business conditions, each of which could continue or recur in future periods

We had a net loss from continuing operations of $301.7 million in 2011. In 2010, we had net income from continuing operations of $83.8 million, a decrease of 65.5% from 2009.  This trend reflects unprecedented catastrophic events and difficult business conditions we and the industry were impacted by during this period.  Including the loss from discontinued operations of $21.7 million, our results for 2011 were a net loss attributable to Flagstone of $326.1 million, compared with net income attributable to Flagstone of $97.1 million in 2010.  Our 2011 net loss from continuing operations is reflected in our 2011 loss ratio and combined ratio of 118.4% and 153.6%, respectively.  Ratios that are above 100% mean that we pay out more in claims and expenses than we earn in premiums. As of December 31, 2011, our loss and loss adjustment expense reserves from continuing operations were $897.4 million compared to $583.3 million at December 31, 2010. This increase in our loss and loss adjustment expense reserves reflects our estimate of losses incurred up to December 31, 2011, and represents our expectation of the ultimate settlement and administration of costs of the claims incurred.  Because of the significant amount of time that can lapse between our assumption of risk, the occurrence of a loss event, the reporting of the loss event to the primary company, cedent and/or reinsurer and the ultimate payment of a claim, our ultimate liability will likely be different from our estimate and could be materially greater. We also had $473.0 million and $353.8 million of liabilities associated with our discontinued operations held for sale at December 31, 2011 and 2010, respectively. In addition, we believe one of our key performance indicators is diluted book value per common share plus accumulated distributions, which was $11.62 as of December 31, 2011, a 27.7 % decrease from December 31, 2010. This reflects the decrease in our total shareholders’ equity.

Our ability to return to profitability in the future depends in part on our ability to restructure our business, including completing our announced divestiture plans for Lloyd’s and Island Heritage, and successfully implementing our announced cost cutting measures.  We are refocusing our underwriting strategy on businesses that produce attractive returns on equity, while reducing our focus on businesses that absorb capital but produce less attractive returns.  However, businesses that produce attractive returns are highly competitive and because of our significant losses in 2011 and diminished capital, we might not be able to effectively compete in these lines of business. On March 1, 2012, Fitch Ratings noted that their concern regarding their ratings is heightened by the Company’s modest size because it presents the possibility that further capital erosion could compromise the Company’s competitive viability.  In addition, the insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If we or the market generally are unable to operate in a favorable pricing environment, we may not be able to continue our business at historical levels, or return to historic levels of profitability.

In October 2011, we announced a restructuring of our business, including the proposed divestiture of our Lloyd’s and Island Heritage operations (the “Proposed Divestitures”), and other cost savings initiatives.  The failure to successfully implement the restructuring program, including completing the Proposed Divestitures and cost savings initiatives on acceptable terms in the timeframe anticipated, or at all, could materially adversely impact our financial condition, results of operations and cash flow.

In October 2011, we announced a restructuring of our business, including the Proposed Divestitures and other cost savings initiatives.  To consummate any of the Proposed Divestitures we need to identify potential purchasers, enter into definitive agreements with them and then consummate the transactions.  We may not be able to do so on acceptable terms or in the timeframe anticipated, or at all.  Even though Lloyd’s and Island Heritage are classified as discontinued operations for accounting purposes, until completion of the applicable sale, we will own those businesses, including all of the liabilities associated therewith.  We had $473.0 million and $353.8 million of liabilities associated with our discontinued operations held for sale at December 31, 2011 and 2010, respectively. In addition to these liabilities, the Lloyd’s and Island Heritage businesses are subject to the risks and uncertainties described in this Annual Report, all of which may make it more difficult to sell them on acceptable terms, if at all.  For example, a rise in claims from severe catastrophic events related to Lloyd’s or Island Heritage could have a material adverse effect on our financial condition, results of operations and cash flows and prevent or delay the completion of the applicable Proposed Divestitures.  Until completion of the applicable sale, our financial position could be materially and adversely impacted by these businesses even though they are classified as discontinued operations.  These businesses may also be negatively impacted by the announcement of our divestiture plans and therefore diminish in value if the Proposed Divestitures are not completed in a timely manner.  In its ratings action on March 1, 2012, Fitch noted that a failure to complete the proposed divestitures in the Company’s publicly targeted time frames at levels that approximate or exceed each entity’s current carrying value on the Company’s balance sheet is a key ratings trigger that could result in a ratings downgrade. In addition to the Proposed Divestitures, we have undertaken significant cost cutting measures, which we believe will improve our competitive position, including closing our offices in Dubai and Puerto Rico and pursuing the downsizing of our global operations through reduction in workforce in India and South Africa and additional streamlining of our global back office, support, analytical and other operations to one location in Halifax, Canada.

Index

We may also be subject to additional risks associated with the Proposed Divestitures and cost savings initiatives, including:

        • the occurrence of any event, change or other circumstances that could prevent or delay any of the Proposed Divestitures or the benefits of the cost savings initiatives;

• our or Lloyd’s or Island Heritage’s financial strength ratings being put on review or downgraded;

• our management having spent a significant amount of their time and efforts directed toward the Proposed Divestitures and cost savings initiatives, which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us;

• substantial costs relating to the Proposed Divestitures and cost savings initiatives, such as legal, accounting and filing fees, much of which must be paid regardless of whether the any of the Proposed Divestitures is completed or the benefits of the cost savings initiatives are realized;

• the possibility that the benefits of strategic focus, enhanced business flexibility, cost savings and operating efficiencies that we expect as of the date of this Annual Report from the Proposed Divestitures and cost savings initiatives will not be fully realized in the timeframe anticipated, or at all;

• uncertainties relating to the Proposed Divestitures and cost savings initiatives may adversely affect our relationships with, and ability to retain, our employees, vendors and customers; and

• the outcome of any litigation or judicial actions that have been or may be instituted against us, our Board of Directors and others relating to any of the Proposed Divestitures or cost savings initiatives or any settlement of such litigation or judicial actions.

Accordingly, investors should not place undue reliance on the occurrence of any of the Proposed Divestitures or the benefits of our cost savings initiatives.  The realization of any of these risks may materially adversely affect our business, financial condition, results of operations or the market price of our common stock.

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

Each of Flagstone Suisse’s, Island Heritage’s, Flagstone Alliance’s and Flagstone Africa’s financial strength rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agencies in response to a variety of factors, including the risk factors described in this section.  These factors include our ability to generate a reasonable and sustainable level of profitability, our dependence on retrocessional support, the relationship between our risk appetite and our available capital, our ability to implement expense reduction initiatives and, most importantly, our overall financial flexibility.

With regard to FSML, as all Lloyd’s policies are ultimately backed by this common security, a single market rating can be applied across Lloyd’s.

If our financial strength ratings are reduced from their levels as of the date of this Annual Report, our competitive position in the reinsurance and insurance industries would suffer, and it would be more difficult for us to market our products. A downgrade could result in a significant reduction in the number of reinsurance and insurance contracts we write and in a substantial loss of business as our customers, and brokers that place such business, move to other competitors with higher financial strength ratings, as well as resulting in negative consequences for our results of operations, cash flows, competitive position and business prospects.  On March 1, 2012, Fitch announced that key ratings triggers that could result in a ratings downgrade would include a failure to significantly reduce underwriting leverage and generate positive earnings momentum, or if the proposed divestitures are not completed within the Company’s publicly targeted time frames at levels that approximate or exceed each entity’s current carrying value on the Company’s balance sheet.

A downgrade also may require us to establish trusts, provide collateral or post letters of credit for ceding company clients.  It is common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract for the remaining portion of our period of obligation if the financial strength ratings of our insurance subsidiaries are downgraded below A- by A.M. Best or the equivalent by Moody’s. As of the date of this Annual Report, virtually all of our contracts permit special termination if our

Index

financial strength rating is downgraded. Whether a ceding company would exercise this cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict in advance the extent to which this special termination right would be exercised, if at all, or what effect any such special terminations would have on our financial condition or future operations, but such effect could be material.

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

Our reinsurance contracts are subject to special termination under certain circumstances.  If our reinsurance contracts are cancelled, we are required to return unearned premiums to the cedent.

For the years ended December 31, 2011 and 2010, all of the underwriting premiums from our continuing operations came from reinsurance contracts.  We sell reinsurance contracts to insurance companies, referred to as cedents, as part of their risk management.  Our reinsurance contracts permit special termination by the cedent upon the occurrence of certain events, including any of the following:  a change of control of our insurance subsidiary or us, our insurance subsidiaries ceasing active underwriting operations, our insurance subsidiary being placed under regulatory supervision, our insurance subsidiary failing to maintain at least an A- financial strength rating from A.M. Best and at least an A3 financial strength rating from Moody’s, our insurance subsidiary having a financial strength rating lower than at the time the reinsurance contract was entered into and our insurance subsidiary suffering losses in policyholders’ surplus in excess of a specified threshold, which in some cases is as low as 15%. A significant portion of our reinsurance contracts give cedents special termination rights immediately as a result of our 2011 performance or at any time until expiration and, if terminated, we would be required to return unearned premiums with respect to such contracts.  We cannot predict in advance the extent to which our cedents will exercise their termination rights, if at all; however, the impact of terminations could have a material adverse effect on our financial condition, results of operations and cash flows. Special termination could also make it more difficult for us to continue our business at historical levels, or at all.

Claims arising from unpredictable and severe catastrophic events have and could continue to reduce our earnings and shareholders’ equity and limit our ability to write new insurance policies.

Our reinsurance and insurance operations expose us to claims arising out of unpredictable natural and other catastrophic events, such as hurricanes, windstorms, tsunamis, severe winter weather, earthquakes, floods, fires and explosions. In recent years, the frequency and severity of major weather-related catastrophes has increased substantially.

The extent of losses from catastrophes is a function of both the number and severity of the insured events and the total amount of insured exposure in the areas affected. During the year ended December 31, 2011, the net incurred losses on significant catastrophic events were approximately $450.6 million compared to $185.7 million in the year ended December 31, 2010.  In 2011, our geographic exposure to Asia and Australia led to significant incurred losses from catastrophes such as earthquakes, floods and a tsunami in that region.  Increases in the value and concentrations of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future. Claims from catastrophic events have reduced our earnings substantially and may continue to reduce our earnings in the future.  They also have caused and are expected to continue to cause substantial volatility in our results of operations for any fiscal quarter or year, which could adversely affect our financial condition, possibly to the extent of eliminating our shareholders’ equity.

This volatility is compounded by accounting conventions that do not permit reinsurers to reserve for such catastrophic events until they occur.  We expect that increases in the values and concentration of insured property will increase the severity of such occurrences per year in the future and that climate change may increase the frequency of severe weather events.  Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. In addition, in our reinsurance business, we rely on our cedents’ underwriting judgment, which may cause additional difficulties in accurately assessing the risk associated with our contracts.  One or more catastrophic or other events have resulted in claims in the past that have substantially exceeded our expectations and may do so in the future.

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

Index

If our risk management and loss limitation methods fail to adequately manage our exposure to losses from catastrophic events, the losses we incur from a catastrophic event could be materially higher than our expectations and our financial condition and results of operations could be adversely affected.

We manage our exposure to catastrophic losses by analyzing the probability and severity of the occurrence of catastrophic events and the impact of such events on our overall reinsurance and investment portfolio. We use various tools to analyze and manage the reinsurance exposures we assume from ceding companies and risks from a catastrophic event that could impact on our investment portfolio. Among the most important of these is proprietary risk modeling software which we have developed and utilize as of the date of this Annual Report, and on which we expect to rely on to an increasing extent over time. Our proprietary risk modeling software enables us to assess the adequacy of risk pricing and to monitor our overall exposure to risk in correlated geographic zones. We cannot assure you that the models and assumptions used by the software will accurately predict losses in all situations. Further, we cannot assure you that it is free of defects in the modeling logic or in the software code.

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

We also seek to limit our loss exposure through loss limitation provisions in our policies, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to assure that our policies are legally interpreted as we intend. We cannot assure you that these contractual provisions will be enforceable in the manner we expect or that disputes relating to coverage will be resolved in our favor. If the loss limitation provisions in our policies are not enforceable or disputes arise concerning the application of such provisions, the losses we might incur from a catastrophic event could be materially higher than our expectations and our financial condition and results of operations could be materially adversely affected.

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

Given the scientific uncertainty about the causes of increased frequency and severity of catastrophes and the lack of adequate predictive tools, we may not be able to adequately model the associated losses, which would adversely affect our ability to return to and sustain profitability or continue our business at historical levels, or at all.

If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.

Many of our contracts are generally for a one-year term.  In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future operations would be materially adversely affected.  This risk is especially prevalent in the first quarter of each year when a larger number of reinsurance contracts are subject to renewal.

Index

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

As a result, the reinsurance and insurance business historically has been characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permit favorable premium rates and policy terms and conditions. These cycles have varied by line of business as the level of supply and demand for any particular class of reinsurance and insurance risk does not always coincide with that for other classes of risk. Although we are refocusing our underwriting strategy on businesses that produce attractive returns on equity, while reducing our focus on businesses that absorb capital but produce less attractive returns, our efforts may not coincide with the level of supply and demand for the products on which we are focused.  We will also be more dependent on certain classes of reinsurance, which will increase the impact of industry cyclicality on our business and results of operations.

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

Loss and loss adjustment expense reserves (or loss reserves) are typically comprised of case reserves and IBNR reserves. Our IBNR reserves include a provision for unknown future development on loss and loss adjustment expenses which are known to us. However, under U.S. GAAP, we are not permitted to establish loss reserves with respect to our property catastrophe reinsurance until an event which gives rise to a claim occurs. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside on our financial statements, with no allowance for the provision of loss reserves to account for possible other future losses with respect to our property catastrophe reinsurance. Our loss reserve estimates do not represent an exact calculation of liability. Rather, they are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other variable factors such as inflation. Establishing an appropriate level of our loss reserve estimates is an inherently uncertain process. It is likely that the ultimate liability will be greater or less than these estimates and that, at times, this variance will be material. Our future reserve estimates are refined as experience develops and claims are reported and settled. In addition, as a broker market reinsurer, reserving for our business can involve added uncertainty. Because we depend on information from ceding companies, there is a time lag inherent in reporting information from the primary insurer to us, and ceding companies have differing reserving practices. Moreover, these uncertainties are greater for reinsurers like us than for reinsurers with a longer operating history because we do not yet have an established loss history. As of December 31, 2011, our loss reserves for our continuing operations were $897.4 million, compared to $583.3 million as of December 31, 2010. Because of the uncertainty associated with loss reserves, it is possible that our estimates for reserves at any given time could prove inadequate.

To the extent we determine that actual losses and loss adjustment expenses from events which have occurred exceed our expectations and loss reserves reflected in our financial statements, we will be required to immediately reflect these changes as we did in 2011. In 2011, this caused a sudden and material increase in our liabilities and a reduction in our profitability, including operating losses and reduction of capital, and may do so in the future. It could also materially restrict our ability to write new business and adversely affect our financial condition and results of operations.

A failure to attract and retain key personnel could impede the implementation of our business strategy, reduce our revenues and decrease our operational effectiveness.

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of David Brown, our Chief Executive Officer; Patrick Boisvert, our Chief Financial Officer; Gary Prestia, our Chief Executive Officer of Flagstone Representatives (US) Inc. and Chairman of Mosaic Underwriting Services Inc. (“Mosaic NY”); Guy Swayne, our Executive Vice President of Flagstone Réassurance Suisse SA; and David Flitman, our Executive Director of Global Property Underwriting, among other key employees. Although we are not aware of any planned departures, the loss of any of their services or the services of other

Index

members of our management team or difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of the above named executives, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreement for Mr. Brown provides that either party may terminate the agreement upon 365 days’ advance written notice, the employment agreements with Messrs. Prestia, Swayne, Boisvert and Flitman provide that either party may terminate the agreement upon 180 days’ advance written notice. As of the date of this Annual Report we do not maintain key man life insurance policies with respect to these or any of our other employees.

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

We market our reinsurance and insurance on a worldwide basis primarily through reinsurance brokers and insurance brokers and agents, and we depend on a small number of reinsurance brokers and insurance brokers and agents for a large portion of our revenues. Since we commenced operations in December 2005, substantially all of our gross premiums written were sourced through brokers. The following brokers, Aon Benfield (26.5%), Guy Carpenter & Company, Inc. (27.0%) and Willis Group Holdings Ltd. (13.8%), provided a total of 67.3% of our gross premiums written for the year ended December 31, 2011. Affiliates of these and other brokers have historically co-sponsored the formation of reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could limit our ability to write new reinsurance policies and reduce our revenues.

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

Index

a loss or delay of revenues, higher than expected loss levels, diversion of management resources, harm to our reputation or an increase in costs.

The performance of our information technology systems is critical to our business and reputation and our ability to process transactions and provide high quality customer service. Such systems are and will continue to be a very important part of our underwriting process. We license the catastrophe modeling software of AIR Worldwide and Risk Management Solutions Inc., which are the two major vendors of industry-standard catastrophe modeling software, and we enhance the output from these models with our proprietary software.  We cannot be certain that we will be able to replace these service providers or consultants, if necessary, without slowing our underwriting response time, or that our proprietary technology will operate as intended. Any defect or error in our information technology systems could result in a loss or delay of revenues, higher than expected loss levels, diversion of management resources, harm to our reputation or an increase in costs.

Failure to protect the confidential information of our brokers, customers, and our internal and external networks against security breaches or failure to comply with any and all privacy or security laws and regulations could damage our reputation, brand and business.

Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and operational results.  We hold certain proprietary and confidential information about our business as well as private information about our brokers and customers within secure environments. We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information where warranted. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect confidential information. In addition, any party who is able to illicitly obtain access to our information technology system(s) could potentially access proprietary or confidential information. Despite our significant efforts to secure these communications and protect them from illicit breaches, we may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our brokers and customers to us through electronic communications. In addition, our third-party service providers may violate their confidentiality obligations and disclose information about our brokers and customers, actions which are beyond our control. Any compromise of our security or material violation of a non-disclosure obligation could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

We may be unable to purchase reinsurance for our own account on commercially acceptable terms or to collect under any reinsurance we have purchased.

We acquire reinsurance purchased for our own account to mitigate the effects of large or multiple losses on our financial condition. In 2011, we substantially increased the amount of reinsurance we purchase for our own account. From time to time, market conditions have limited, and in some cases prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. For example, following the September 11, 2001 terrorist attacks, terms and conditions in the reinsurance markets generally became less attractive to buyers of such coverage. Similar conditions occurred as a result of Hurricanes Katrina, Rita and Wilma in 2005 and Ike and Gustav in 2008, and may occur in the future, and we may not be able to purchase reinsurance in the areas and for the amounts required or desired. Even if reinsurance is generally available, we may not be able to negotiate terms that we deem appropriate or acceptable or to obtain coverage from entities with satisfactory financial resources.  Our inability to obtain adequate reinsurance or other protection for our own account could have a material adverse effect on our business, results of operations and financial condition.

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

A portion of our income is derived from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, as well as the ability of our investment managers to effectively implement our investment strategy.

Index

The net investment income derived from our invested assets was $36.6 million for the year ended December 31, 2011. For the year ended December 31, 2011, the total return on invested assets was 0.7% compared to 4.2% for the year ended December 31, 2010. The change in the return on invested assets of (3.5)% during the year ended December 31, 2011, compared to the same period in 2010 is primarily due to a higher impact of widening credit spreads, lower portfolio duration during the year and the negative performance on investment funds. Our investment policies seek capital appreciation and thus will be subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.  In particular, the volatility of our claims may force us to liquidate securities, which could impact our investment portfolio.

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

Investment results will also be affected by general economic conditions, instability in the Eurozone, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. The ongoing financial position in Europe remains uncertain and unpredictable, and any deterioration in the situation which is unremedied for any period of time by government policy measures, could lead to recession in Europe and elsewhere. Approximately 27.0% of our investments are denominated in Euros and are substantially all hedged back to U.S dollars. Nevertheless, the withdrawal of a country from the Eurozone or the overall collapse of the Euro could potentially diminish the value of our investments and materially reduce our investment returns. In addition, the need for liquidity may result in investment returns below our expectations.  With respect to certain of our investments, we are subject to pre-payment or reinvestment risk. In particular, our fixed maturity portfolio is subject to reinvestment risk and as at December 31, 2011, 20.7% of our fixed maturity portfolio comprised mortgage-backed and asset-backed securities which are subject to prepayment risk. A significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations. Further, our portfolio of fixed income securities may be adversely affected by changes in interest rates.  In addition, we are generally exposed to changes in the level or volatility of equity prices that affect the value of securities or instruments that derive their value from a particular equity security, a basket of equity securities or a stock index. As of the date of this annual report, our exposure to equities and other non-investment grade fixed income investments is limited to 0.4% of assets.  These conditions are outside of our control and could adversely affect the value of our investments and our financial condition and results of operations.

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

We may need to raise additional capital in the future, through public or private debt or equity financings, to maintain our historical volume of business, increase the capital of our insurance subsidiaries to limit the number of reinsurance cancellations, to repay our long term debt, comply with the terms of our letter of credit facility, write new business successfully, invest in existing businesses,

Index

cover loss and loss adjustment expense reserves following losses, respond to any changes in the capital requirements that rating agencies use to evaluate us, to maintain our financial strength ratings, to manage investments and preserve capital in volatile markets, to acquire new businesses or invest in existing businesses, or otherwise respond to competitive pressures in our industry.  Due to the uncertainty relating to some of these items, we are not able to quantify our total future capital requirements.  Our ability to obtain financing or to access the capital markets for future offerings may be limited by our financial condition at the time of any such financing or offering, as well as by adverse market conditions resulting from, among other things, general economic conditions, weakness in the financial markets and contingencies and uncertainties that are beyond our control.

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

Our global operating platform increases our exposure to systems or human failures, which may limit our revenues, increase our costs and decrease our net income from operations.

We are subject to operational risks including fraud, employee errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events. Our reliance in large part on the integration of our operations in Bermuda, the U.K., Switzerland, India, Canada, the Cayman Islands, and  Luxembourg increases the likelihood that losses from these risks, which may occur from time to time, could be significant.  As our business and operations grow more complex we are exposed to a broader scope of risk in these areas.  The occurrence of these types of events may limit our revenues, increase our costs and decrease our net income from operations.

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

Index

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

In addition, while we believe our global operating platform as of the date of this Annual Report differentiates us among Bermuda-based reinsurance and insurance companies of comparable capital size and provides significant efficiencies in our operations, it is possible that our competitors will aim to employ a similar platform in the future, or implement their own platforms with equivalent or superior operational and cost structures to ours.

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

As of the date of this Annual Report we have the ability to provide up to $750 million in letters of credit under our letter of credit facilities ($550 million in respect of Citibank Europe Plc and $200 million in respect of Barclays Bank Plc), the renewal of which is reviewed annually. As at December 31, 2011, $558.1 million has been drawn under these facilities.  If these facilities are not sufficient or if we are unable to renew them or are unable to arrange for other types of security on commercially acceptable terms, the ability of Flagstone Suisse to provide reinsurance to some U.S.-based and international clients may be severely limited.

Index

At a Lloyd’s market level, Lloyd’s is required to demonstrate to the FSA that each member’s capital resources requirement is met by that member’s available capital resources, which for this purpose comprises its Funds at Lloyd’s, its share of member capital held at syndicate level and the funds held within the Lloyd’s Central Fund. Although we plan to sell our Lloyd’s business, we must continue to comply with our obligations to Lloyd’s until the Proposed Divestiture is complete.

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

The structure of FCML, our Luxembourg investment subsidiary, provides for the equity to be provided substantially in share premium.  As an investment company, FCML has been empowered and operationally equipped to repurchase shares at Net Asset Value at short notice, (subject to board approval and maintaining the minimum share capital of €1,250,000).  FCML can also declare dividends (including interim dividends) out of unrealized capital gains within the limits permitted by Luxembourg law.

Swiss law permits dividends to be declared only after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation. The articles of incorporation of Flagstone Suisse do not require any specific reserves.

Index

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

Our reinsurance and insurance intermediary subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where, as of the date of this Annual Report, we engage in business or obtain them in new territories, or may be able to do so only at significant cost.  Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or to engage in certain activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions, which could have a material adverse effect on our business. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject could have a material adverse effect on our business.

The Bermuda Insurance Act provides a minimum liquidity ratio for general business insurers who are required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Investments in subsidiaries, such as Flagstone Suisse’s investment in FCML, are not considered relevant assets unless special approval is obtained from the BMA. In 2011, due to a failure of Flagstone Suisse to meet these minimum liquidity ratio requirements for December 31, 2010, the Company applied to the BMA to obtain a waiver to have additional assets of Flagstone Suisse qualified as relevant assets for the purposes of these minimum requirements, specifically to obtain approval to qualify the investments held by FCML as relevant assets as at December 31, 2011, as it holds the majority of Flagstone Suisse’s investments. This application was approved by the BMA on March 13, 2012.  The Company may need to make applications or seek additional waivers in the future to comply with insurance regulatory standards. There can be no assurance that any such applications or waivers will be granted, in which case we may not be able to operate as an insurance company in that jurisdiction.  For more information on these requirements, see “Management’s Discussion and Analysis— Financial Condition, Liquidity, and Capital Resources— Restrictions and Specific Requirements— Bermuda”.

Index

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

The insurance and reinsurance regulatory framework of Bermuda recently has become subject to increased scrutiny in many jurisdictions, including the U.S. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate offshore reinsurers. Government regulators are generally concerned with the protection of policyholders rather than other constituencies, such as shareholders. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that certain of our principal operating companies operate from Bermuda. Bermuda is a small jurisdiction and may be disadvantaged when participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries. This disadvantage could be amplified by the fact that Bermuda, which, as of the date of this Annual Report, is an overseas territory of the U.K., may consider changes to its relationship with the U.K. in the future, including potentially seeking independence. We are not able to predict the future impact on Flagstone’s operations of changes in the laws and regulations to which we, or companies acquired by us, are or may become subject.  Flagstone Suisse operates in Bermuda under a permit issued by the Bermuda Minster of Finance.  If Flagstone Suisse’s permit were revoked, it would not be permitted to operate its business from within Bermuda.

The attorneys general for multiple states and other insurance regulatory authorities have previously investigated a number of issues and practices within the insurance industry, and in particular insurance brokerage practices.  In addition, the European Commission has clarified its approach to the application of EU competition law in the commercial insurance and reinsurance sectors.  On September 25, 2007, the European Commission published a report (Sector Inquiry under Article 17 of Regulation (EC) No 1/2003 on business insurance (Final Report) COM (2007) 556) setting out its main findings. No company in the group was among the many companies to receive formal requests for information about business practices from the European Commission. As of the date of this Annual Report, we do not consider that the Report has implications for our business practices, but the Commission's approach may well change.

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

Index

Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. In particular, the SEC and the Financial Accounting Standards Board (“FASB”) are considering whether U.S. GAAP will ultimately be replaced by or harmonized with International Financial Reporting Standards (“IFRS”). It is also possible that the adoption of IFRS would be extended to U.S. issuers on either an optional or mandatory basis. Any such change could have a significant impact on our financial reporting, impacting key matters such as our loss reserving policies and premium and expense recognition. For example, IFRS is considering adopting an accounting standard that would require all reinsurance and insurance contracts to be accounted for under a new measurement basis, current exit value, which is considered to be closely related to fair value. As of the date of this Annual Report, we cannot assess how the FASB and SEC staff’s ultimate resolution of these initiatives will impact us, including aspects of our loss reserving policy or the effect it might have on recognizing premium revenue and policy acquisition costs. Until final guidance is issued, we intend to apply existing U.S. GAAP. There can be no certainty, however, that the SEC or the FASB will not require us to modify our current principles, either on a going-forward basis or for prior periods. Any required modification of our existing principles, either with respect to these issues or other issues in the future, could have an impact on our results of operations, including changing the timing of the recognition of underwriting income, increasing the volatility of our reported earnings and changing our overall financial statement presentation.

An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. As of the date of this Annual Report, the proposed Solvency II insurance directive is expected to come into force on January 1, 2014. Insurers and reinsurers are undertaking a significant amount of work to ensure that they meet the new requirements and this may divert resources from other operational roles. Final Solvency II guidelines have been published and the Company and FSML implementation plans are well underway. There can be no assurance that future legislation will not have an adverse effect on FSML or the Company.

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

As of February 27, 2012, we had 70,276,743 common shares outstanding, net of treasury shares.  Up to an additional 5,246,354 common shares may be issuable upon the vesting and exercise of outstanding Performance Share Units (PSUs) and Restricted Share Units (RSUs).  In addition, our principal shareholders and their transferees have the right to require us to register their common shares under the Securities Act of 1933, as amended (the “Securities Act”) for sale to the public.  There is one warrant outstanding that will be exercisable for an aggregate 630,194 common shares during the month of December 2013. These shares also will be entitled to demand registration. Following any registration of this type, the common shares to which the registration relates will be freely transferable.  We have also filed a registration statement on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under our PSU Plan and our RSU Plan.  Subject to the exercise of issued and outstanding stock options, shares registered under the registration statement on Form S-8 will be available for sale to the public.

We have reserved 11.2 million common shares for issuance under the PSU Plan. For the RSU Plan, we annually reserve 0.2% of our outstanding common shares for issuance (or as decided by the Compensation Committee), plus the amount required to satisfy director fees paid in common shares. Subject to the settlement of PSUs, which generally vest over three years, and RSUs, which generally vest over two years (other than RSUs granted to our directors in lieu of their annual fees), common shares registered under the registration statement on Form S-8 will be available for sale into the public markets after the expiration of the 180-day lock-up agreements. On June 23, 2010, we filed a universal shelf registration statement with the SEC, which was declared effective on August 5, 2010 (the “2010 Shelf Registration Statement”). Under the 2010 Shelf Registration Statement, we may issue and sell up to $500 million worth of common shares, preferred shares and senior and subordinated debt, under one or more prospectus supplements. Additionally, selling stockholders are entitled to sell up to a total of 71,547,891 common shares from time to time under the 2010 Shelf Registration Statement. We have not yet completed an offering under the 2010 Shelf Registration.

There are provisions in our charter documents that may reduce or increase the voting rights of our common shares.

There are provisions in our Articles that may reduce or increase the voting rights of the common shares. In general, and except as

Index

provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the common shares of a shareholder are treated as “controlled shares” (as generally determined under section 958 of the Internal Revenue Code of 1986, as amended (the “Code”) and the Treasury Regulations promulgated thereunder and under Section 957 of the Code) of any U.S. Person (as defined in Section 7701(a)(30) of the Code) and such controlled shares constitute 9.9% or more of the votes conferred by the Company’s issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a “9.9% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of less than 9.9% under a formula specified in our Articles. The reduction in votes is generally to be applied proportionately among all the  “controlled shares” of the 9.9% U.S. Shareholder. The formula is applied repeatedly until the voting power of each 9.9% U.S. Shareholder has been reduced below 9.9%.  “Controlled shares” include all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of the Company so long as the reallocation does not cause any U.S. shareholder to become a 9.9% U.S. Shareholder. In addition, our Articles require any person that becomes a 9.9% U.S. Shareholder to notify the Company in writing and provide us with ownership information regarding the controlled shares of such person.

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

The Luxembourg companies legislation, which applies to the Company, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. The rights of shareholders under Luxembourg law, although extensive, may differ from the rights of shareholders under legislation or judicial precedent in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Luxembourg. In addition, the Company’s Articles of Incorporation (Statuts) also provide that shareholders indemnify the directors against and waive all claims or rights of action that the shareholders may have, individually or in the Company’s right, against any of the Company’s directors or officers from and against all actions , costs, charges, losses, damages and expenses which the directors shall incur or sustain by reason of any act done, concurred or omitted in or about the execution of their duty, supposed duty, or respective offices or trusts, provided that this indemnity shall not extend to any actions resulting from fraud, dishonesty, gross negligence or willful misconduct of such director or officer. The cumulative effect of some of these differences between Luxembourg law and the laws generally applicable to U.S. corporations and their shareholders may result in shareholders having greater difficulties in protecting their interests as a shareholder of our Company than as a shareholder of a U.S. corporation. In particular, this affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our company, what approvals are required for business combinations by our company with a large shareholder or a wholly-owned subsidiary, what rights a shareholder may have to enforce specified provisions of the Luxembourg companies legislation or our articles, and the circumstances under which we may indemnify our directors and officers.

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

Index

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

As of the date of this Annual Report, the U.S. and Luxembourg are not bound by a treaty providing for reciprocal recognition and

Index

enforcement of judgments, other than arbitral awards rendered in civil and commercial matters. An enforceable judgment for the payment of monies rendered by any U.S. Federal or state court based on civil liability, whether or not predicated solely upon the U.S. securities laws, would not directly be enforceable in Luxembourg. However a party who received such favorable judgment in a U.S. court may institute enforcement proceedings (exequatur) in Luxembourg by requesting enforcement of the U.S. judgment by the District Court (Tribunal d’Arrondissement) pursuant to Article 678 of the New Luxembourg Code of Civil Procedure.

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

Our Articles contain provisions that limit the voting power of some of our common shares under certain circumstances, as more fully described above in “There are provisions in our charter documents that may reduce or increase the voting rights of our common shares.”  Assuming such provisions are enforceable under Luxembourg law, we believe that because of those provisions and the anticipated dispersion of our share ownership, no U.S. Person should be treated as a U.S. 10% Shareholder.  However, the IRS could successfully challenge the effectiveness of these provisions in our organizational documents and there can be no assurance under Luxembourg law as of the date of this Annual Report that the voting reduction is enforceable.  As a result, there can be no assurance

Index

that a U.S. Shareholder that owns our shares will not be treated as a U.S. 10% Shareholder, which could result in adverse U.S. Federal income tax consequences to such shareholder.  Investors should consult their own tax advisors regarding the U.S. tax ramifications of owning shares of the Company, and in particular regarding the manner in which ownership is computed for purposes of applying the CFC rules described above, and the potential for U.S. tax ramifications of ownership of shares of the Company with an aggregate voting power of 10% or greater.

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

Index

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

Luxembourg dividend withholding tax (at a rate of 15% as of the date of this Annual Report) may arise in respect of dividends paid on our shares. A Luxembourg withholding tax levied at a rate of 15% is due on dividends and similar non-exempt distributions to our shareholders. We will be required to withhold at such rate from distributions to the shareholder and to pay such withheld amounts to the Luxembourg tax authorities.

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

Under Luxembourg tax law, as of the date of this Annual Report, payments to shareholders in relation to a reduction of share capital or share premium are not subject to Luxembourg dividend withholding tax if certain conditions are met, including, for example, the condition that we do not have distributable reserves or profits generated since the Redomestication. If we have, at the time of the payment to shareholders with respect to their shares, distributable reserves or profits generated since the Redomestication, a distribution of share capital or share premium may well be recharacterized for Luxembourg tax purposes as a distribution of such reserves or earnings subject to withholding tax. While it is our intention to make payments to shareholders in a way that no Luxembourg withholding tax is due, we may not be able to do so or our ability to do so could be limited.

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

The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business, is a CFC, is a PFIC or has RPII are subject to change, possibly on a retroactive basis. As of the date of this Annual Report, there are no regulations regarding the application of the PFIC provisions to an insurance company and the regulations regarding RPII are in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We are not able to predict if, when or in what form such guidance will be provided or whether such guidance will have a retroactive effect. The tax treatment of non-U.S. insurance companies has been the subject of discussion in the U.S. Congress. We cannot assure you that future legislative action will not increase the amount of U.S. tax payable by us. If this happens, our financial condition and results of operations could be adversely affected.

We may be subject to taxation in the United Kingdom, which would negatively affect our results.

None of our companies, except for Flagstone Representatives Limited, FSML, FCNL, Flagstone Holdings (U.K.) Limited, Mosaic Underwriting Services (U.K.) Limited and Syndicate 1861 (the “Flagstone U.K. Group”) are incorporated or managed in the U.K.. Accordingly, none of our other companies should be treated as being resident in the U.K. for corporation tax purposes unless the central management and control of any such company is exercised in the U.K. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. As of the date of this Annual Report, each of our companies intends to manage its affairs so that none of our companies, apart from the Flagstone U.K. Group, are resident in the U.K. for tax purposes or carry on a trade through a permanent establishment in the U.K. If any of our companies were treated as being resident in the U.K. for U.K. corporation tax purposes, or if any of our companies, other than the Flagstone U.K. Group, were to be treated as carrying on a trade in the U.K. through a branch or agency or of having a permanent establishment in the U.K., our results of operations could be materially adversely affected.

Index

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

In addition, as of the date of this Annual Report possible changes to the U.K. controlled foreign companies regime are under active consideration. Any possible changes may impact on the Flagstone U.K. Group’s tax charge.

We may be subject to taxation in Switzerland which would negatively affect our results.

None of our companies, except for Flagstone Suisse and Flagstone Management S.A. is incorporated or managed in Switzerland. Accordingly, none of our other companies should be liable for Swiss corporation taxation unless it carries on business through a permanent establishment in Switzerland. From a Swiss tax perspective, a permanent establishment is a fixed place of business through which a company performs business activities that are considered as being quantitatively and qualitatively significant by the tax authorities, and may include a branch, office, agency or place of management. As of the date of this Annual Report, each of our companies intends to operate in such a manner so that none of our companies, apart from Flagstone Suisse and Flagstone Management S.A., will carry on business through a permanent establishment in Switzerland. If any of our companies were to be treated as carrying on business in Switzerland through a branch or agency or of having a permanent establishment in Switzerland, our results of operations could be materially adversely affected.

We may be subject to taxation in Luxembourg which would negatively affect our results.

Flagstone Reinsurance Holdings, S.A., FCML and FFSA are incorporated and carry on business through a permanent establishment in Luxembourg. However, none of our other companies should be subject to taxation in Luxembourg.  As of the date of this Annual Report, each of our companies intends to operate in such a manner so that none of our companies, apart from Flagstone Reinsurance Holdings, S.A., FCML and FFSA, will carry on business through a permanent establishment in Luxembourg. If any of our companies were to be treated as carrying on business in Luxembourg through a branch or agency or of having a permanent establishment in Luxembourg, our results of operations could be materially adversely affected.

We may be subject to taxation in Canada which would negatively affect our results.

None of our companies, except for Flagstone Management Services (Halifax) Limited, or Flagstone Halifax, is resident in Canada for corporate tax purposes. Accordingly, none of our other companies should be liable for Canadian corporate tax unless it is determined to be carrying on business in Canada. Canada applies both a common law test and a statutory test to determine whether a non-resident is carrying on business in Canada. The common law test looks to where the contracts of the business are made, and the location of operations from which profits arise. The statutory test extends the concept of carrying on business to include a transaction by which a non-resident solicits orders or offers anything for sale in Canada through an agent or servant, whether the contract or transaction is to be completed inside or outside Canada or partly inside or outside Canada. As of the date of this Annual Report, each of our companies intends to operate in such a manner so that none of our companies, apart from Flagstone Halifax, will be deemed to be carrying on business in Canada. If any of our companies were to be treated as carrying on business in Canada, our results of operations could be materially adversely affected.

We may be subject to taxation in India which would negatively affect our results.

None of our companies, except for Flagstone (India), should be treated as being resident in India for corporate tax purposes. Accordingly, none of our other companies should be liable for corporate tax in India unless it receives or is deemed to receive income, from whatever source derived, in India or it has income that arises or accrues (or is deemed to arise or accrue) in India. As of the date of this Annual Report, each of our companies intends to operate in such a manner so that none of our companies, apart from Flagstone (India), receives or is deemed to receive income in India or has income that arises or accrues in India for purposes of corporate tax in India, including Flagstone Suisse which has a marketing office in Mumbai, the activities of which, however, are not subject to taxation in India. If any of our companies were to be treated as receiving income in India or earning income that arises or accrues in India, our results of operations could be materially adversely affected.

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

Index

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

We may become subject to taxation in Bermuda after March 28, 2035, which would negatively affect our results.

We have received an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to us or to any of our operations or common shares, debentures or other obligations until March 28, 2035, except in so far as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. The duration of the assurance granted to us under the Exempted Undertakings Tax Protection Act, 1966 is limited and expires on March 28, 2035.  Tax policy and legislation in Bermuda could change in the future (as is the case in other jurisdictions) and as such we cannot give any guarantee as to whether the tax treatment afforded to us as of the date of this Annual Report would continue after March 28, 2035. If we were to become subject to taxation in Bermuda, our results of operations could be adversely affected.

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

None of our companies, except for Flagstone Africa, is incorporated or managed in South Africa.  Accordingly, none of our other companies should be liable for income tax in South Africa unless it receives or is deemed to receive income, from whatever source derived, in South Africa or it has income that arises or accrues (or is deemed to arise or accrue) in South Africa. As of the date of this Annual Report, each of our companies intends to operate in such a manner so that none of our companies, apart from Flagstone Africa, receives or is deemed to receive income in South Africa or has income that arises or accrues in South Africa for purposes of income tax in South Africa. If any of our companies were to be treated as receiving income in South Africa or earning income that arises or accrues in South Africa, our results of operations could be materially adversely affected.

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

None our companies, except for Flagstone Alliance, Alliance Insurance Agents Limited, Alliance Forfaiting Limited, Flagstone Reinsurance Agency Limited, and Limassol Power Plant Limited (the “Cyprus Group”), is incorporated or managed in Cyprus or carries on business through a permanent establishment in Cyprus. Accordingly, none of our other companies should be subject to taxation in Cyprus. As of the date of this Annual Report, each of our companies intends to operate in such a manner so that none of our companies, apart from the Cyprus Group will carry on business through a permanent establishment in Cyprus. If any of our companies were to be treated as carrying on business in Cyprus through having a permanent establishment in Cyprus, our results of operations could be materially adversely affected.

Index

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of the date of this Annual Report, we currently occupy office space in Luxembourg, Luxembourg.  In addition, we own office space in Hyderābād, India and lease office space in Hamilton, Bermuda; Halifax, Canada; London, England; Martigny, Switzerland; Johannesburg, South Africa; George Town, Grand Cayman, Cayman Islands; New York, U.S.; Rio de Janeiro, Brazil; and Douglas, Isle of Man. We are constructing new office buildings in Martigny and Luxembourg. We believe that for the foreseeable future our current office spaces combined with the projects in Switzerland and Luxembourg will be sufficient for us to conduct our operations.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2011, the Company was not a party to any litigation or arbitration that it believes could have a material adverse effect on the financial condition or business of the Company.  We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business of our business operations. In addition to claims litigation, the Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

Index

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

References in Part II of this Annual Report to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to our continuing operations, unless the context suggests otherwise.

Market Information

The common shares of the Company are listed on the New York Stock Exchange under the symbol “FSR”.  The following table presents, for the periods indicated, the high and low prices per share of our common shares as reported for New York Stock Exchange composite transactions:

	2011		2010
	High	Low	High	Low
First quarter	$12.82	$8.06	$11.66	$10.23
Second quarter	$9.32	$7.72	$12.29	$10.10
Third quarter	$9.05	$6.41	$11.46	$9.49
Fourth quarter	$9.07	$7.02	$13.14	$9.67

At February 27, 2012, the number of record holders of the common shares of the Company was 16.

Distributions

Distributions declared per common share are in the form of a non-dividend return of capital. Prior to the Company’s Redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends. The Company paid four quarterly cash distributions in 2011, four in 2010 and four in 2009, at the rate of $0.04 per common share.  Subject to the approval of our Board, we currently expect to continue to pay quarterly cash distributions of approximately $0.04 per common share. Any future determination to pay cash distributions will be at the discretion of our Board and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines, legal, tax, regulatory and any contractual restrictions on the payment of distributions and any other factors our Board deems relevant.

As a holding company, our principal source of income is dividends or other permissible payments from our subsidiaries.  The ability of our subsidiaries to pay dividends is limited by applicable laws and regulations of the various countries in which we operate. See Item 1, “Business—Regulation.”

Share buyback

On September 22, 2008, the Company announced that its Board had approved the potential repurchase of company common shares, subject to market conditions, share price and other factors.  The buyback program, which does not have a specific expiration date, allows the Company to purchase, from time to time, its outstanding stock up to a value $60.0 million, which was increased by an additional $50.0 million at the May 18, 2010 Board meeting. Purchases under the buyback program are made with cash, at fair market value (as defined in the Company’s Articles of Incorporation). There were no share repurchases under the buyback program during the fourth quarter of 2011. As at December 31, 2011, approximately $11.2 million of repurchases remain available under the buyback program.

Shares purchased by a subsidiary

On December 14, 2010, pursuant to the Purchase Agreement between Bermuda Holdings, Mark J. Byrne (“Mr. Byrne”), and certain companies associated with Mr. Byrne, Bermuda Holdings purchased 8,005,024 shares of Flagstone from such companies in connection with the retirement of Mr. Byrne as a member of the Board at a total cost of $91.9 million.

Trading plan

On December 10, 2010, Flagstone adopted a written trading plan under Rule 10b5-1 (“the Plan”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to facilitate the continuing repurchase of its shares in accordance with Flagstone’s existing share repurchase authorization.  The entry into the Plan does not increase the amount of the Company’s share repurchase program, nor is it related to the 2010 purchase of shares from companies associated with Mr. Byrne by a subsidiary of the Company, see above.

Index

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Performance Graph

The following graph compares the cumulative return on our common shares including reinvestment of our dividends on our common shares to such return for the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index (“S&P 500”), S&P Supercomposite Property-Casualty Index (“S&P P/C”) and AM Best’s Global Reinsurance Stock Index (“AM Best Global Re”), for the period commencing March 30, 2007, the date of our initial IPO, through December 31, 2011, assuming $100.00 was invested on March 30, 2007. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each quarter during the period from March 30, 2007 through December 31, 2011. As depicted in the graph below, during this period, the cumulative return was (1) (37.5%) on our common shares; (2) (4.0%) for the S&P 500; (3) (21.8%) for the S&P P/C; and (4) (14.6%) for the AM Best Global Re.

Comparison of Cumulative Total Return
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
Mar-07
Jun-07
Sep-07
Dec-07
Mar-08
Jun-08
Sep-08
Dec-08
Mar-09
Jun-09
Sep-09
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
FSR
S&P 500
S&P P&C
AM Best Global Re

Equity Compensation Plans

The information required by this Item is incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners, Management and Related Stockholders Matters” in this Annual Report.

Index

ITEM 6.    SELECTED FINANCIAL DATA

Statement of operations data for the years ended December 31, 2011, 2010 and 2009 and balance sheet data as at December 31, 2011 and 2010 are derived from our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report, which have been prepared in accordance with U.S. GAAP. Statement of operations data for the years ended December 31, 2008 and 2007 and balance sheet data as at December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this Annual Report, which have been prepared in accordance with U.S. GAAP and adjusted for discontinued operations.

The following selected financial data should be read in conjunction with Item 1A, “Risk Factors”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes, under Item 8.

	For the years ended December 31,
	2011	2010	2009	2008	2007
Summary Statement of Operations Data:
Net premiums written	$558,432	$668,729	$617,513	$658,824	$514,380
Net (loss) income attributable to Flagstone	$(326,133)	$97,084	$242,192	$(187,302)	$167,922
Net (loss) income per common share outstanding—Basic	$(4.65)	$1.23	$2.87	$(2.20)	$2.05
Distributions declared per common share (1)	$0.16	$0.16	$0.16	$0.16	$0.08

	As at December 31,
	2011	2010	2009	2008	2007
Summary Balance Sheet Data:
Total investments, cash and cash equivalents and restricted cash	$1,541,547	$1,824,778	$1,841,342	$1,661,999	$1,820,493
Total assets	$2,778,496	$2,770,277	$2,614,173	$2,167,853	$2,034,077
Loss and loss adjustment expense reserves	$897,368	$583,267	$436,192	$401,623	$177,100
Long term debt	$250,575	$251,122	$252,402	$252,575	$264,889
Shareholders' equity	$789,048	$1,134,733	$1,211,018	$986,013	$1,210,485

(1)Distributions declared per common share are in the form of a non-dividend return of capital.  Prior to the Company's Redomestication to Luxembourg on May 17, 2010, such distributions were in the form of dividends.

As of January 1, 2007, we adopted the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic on Fair Value Measurements and Disclosures and the FASB ASC Topic on Financial Instruments. As a result, substantially all of our investments are now carried at fair value with changes in fair value being reported as net realized and unrealized gains (losses) in our statement of operations and comprehensive income (loss). Prior to the adoption of these Topics, our available for sale investments were carried at fair value with changes therein reported as a component of other comprehensive income.

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

Index

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition as at December 31, 2011 and 2010 and our results of operations for the years ended December 31, 2011, 2010 and 2009, including, as specified, our discontinued operations.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts, percentages, or unless otherwise stated. This discussion should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K (this “Annual Report”).  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.  You should review Item 1A, “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

Executive Overview

On October 24, 2011, we announced a strategic decision to divest our ownership positions in our Lloyd’s and Island Heritage reporting segments in order to refocus our underwriting strategy on our property catastrophe reinsurance business and reduce our focus on reporting segments that absorb capital and produce lower returns. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations. See Note 3 “Discontinued Operations” in our consolidated financial statements (Item 8 below) for additional information related to discontinued operations. All prior years presented have been reclassified to conform to this new presentation.

We experienced positive rate movement at January 1 renewals with North American rates up approximately 10-15%. The international business was also positive with Europe up 5% and loss affected regions up even more significantly. This was beneficial for the portfolio as we continued to execute on our plan to reduce overall firm risk by cutting international exposure limits by 50%, North American exposure limits by 30% and overall gross premiums written by 30%.  In addition to the progress on rebalancing the portfolio, we are also making significant progress on the divestiture of our Lloyd’s and Island Heritage businesses with a short-list of qualified purchasers in discussions for them. As previously announced, the Company expects that these divestitures will lower our gross written premium by approximately $300 million per annum, with minimal impact on expected return on equity, as well as produce significant expense savings through reduced infrastructure and the consequent requirement for operational support.

2011 was the worst year on record for industry losses resulting from international catastrophes, and as a global reinsurer with a historical focus on international business, our results reflected this unprecedented number of significant events. We have now put 2011 behind us and expect that our realigned underwriting focus and our steps to streamline our operating platform will allow us to return to producing quality underwriting results. We also continue to work closely with our clients and brokers and we are pleased with our book of business at the January 1 renewal period.  We offer over $1 billion of underwriting capital, and our rating agency capital adequacy measures continue to be in excess of our normal operating buffer and expect them to increase further as a result of our divestitures, making us a key and valued trading partner for our clients.

To better align the Company’s operating and reporting structure with its current strategy, as a result of the strategic decision to divest of our Lloyd’s and Island Heritage reporting segments noted above, we revised our reportable segments. Management views the operations and management of the company’s continuing operations as one reporting segment and does not differentiate its lines of business into separate reporting segments. We provide reinsurance primarily through our property and property catastrophe business as well as short-tail specialty and casualty reinsurance lines of business.  We diversify our risks across business lines by risk zones, each of which combines a geographic zone with one or more types of peril (for example, Texas Windstorm, Florida Hurricane or California Earthquake). The majority of our reinsurance contracts contain loss limitation provisions such as fixed monetary limits to our exposure and per event caps. We specialize in underwriting where we believe sufficient data exists to analyze effectively the risk/return profile, and where we are subject to legal systems we believe are reasonably fair and reliable. Previously, the underwriting results associated with our discontinued operations were included in our Lloyd’s and Island Heritage segments.

We commenced operations in December 2005. On March 30, 2007, our common shares began trading on the New York Stock Exchange (“NYSE”). In 2010, the Company completed a redomestication to change its jurisdiction of incorporation from Bermuda to Luxembourg (the “Redomestication”) and it has existed as a société anonyme under the laws of Luxembourg since May 17, 2010.  The Redomestication has not had a material impact on the way we operate or on our financial condition or results of operations.

The various components of our continuing operating model, including offices in Luxembourg, Luxembourg; Hamilton, Bermuda; and Martigny, Switzerland, are integrated through our use of advanced technology. Flagstone Suisse is based in Martigny in the canton of Valais, Switzerland. Through this office, we are in a position to closely follow and respond effectively to the changing needs of the various European insurance markets. Flagstone Suisse is licensed by the Swiss Financial Market Supervisory Authority, or FINMA, in Switzerland. Flagstone Suisse is also licensed as a permit company registered in Bermuda and is registered as a Class 4 insurer under the Bermuda Insurance Act and complements our Swiss based underwriters with a separately staffed Bermuda underwriting platform. Our research and development efforts and part of our catastrophe modeling and risk analysis team, and part of finance and accounting

Index

are based in Hyderābād, India. Our computer data center is in our Halifax, Canada office, where we also run support services such as accounting, claims, application support, administration, risk modeling, proprietary systems development and high performance computing. The result is an operating platform which provides significant efficiencies in our operations and access to a large and highly qualified staff at a relatively low cost.

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and our fiscal year ends on December 31.  Since a substantial portion of the reinsurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the specific insurance coverages we offer to clients affected by these events.  This has resulted and may continue to result in volatility in our results of operations, cash flows, and financial condition.  In addition, the amount of premiums written with respect to any particular line of business may vary from quarter to quarter and year to year as a result of available capital and retrocessional support and market and other conditions.

We believe one of our key performance indicators is long term growth in diluted book value per share plus accumulated distributions measured over intervals of three years, which we believe is the most appropriate measure of the performance of the Company, a measure that focuses on the return provided to the Company’s shareholders. Diluted book value per share is obtained by dividing Flagstone shareholders’ equity by the number of common shares and common share equivalents outstanding including all potentially dilutive securities such as a warrant, Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”).

Our continuing operations derive revenues primarily from net premiums earned on the reinsurance and insurance policies we write, net of any retrocessional or reinsurance coverage purchased, income from our investment portfolio, and fees for services provided.  Premiums are generally a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are normally due in installments and earned over the contract term, which ordinarily is 12 or 24 months.

Income from our investment portfolio is primarily comprised of interest on fixed maturity, short term investments and cash and cash equivalents, and net realized and unrealized gains (losses) on our investment portfolio including our derivative positions, net of investment expenses.

Our expenses consist primarily of the following types: loss and loss adjustment expenses (“LAE”) incurred on the policies of reinsurance and insurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our Performance Share Unit Plan (“PSU Plan”) and Restricted Share Unit Plan (“RSU Plan”), and other general operating expenses; interest expense related to our debt obligations; and noncontrolling interest, which represents the interest of external parties with respect to the net income of Mont Fort, our Island Heritage discontinued operations, and Flagstone Africa.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income to date has been earned in Bermuda, a non-taxable jurisdiction, the tax impact on our operations has historically been minimal. The Company has become a Luxembourg tax resident entity due to the Redomestication and it will therefore be subject to Luxembourg corporate income tax, municipal business tax, withholding tax, and net wealth tax. The Company minimizes its income tax impact through effective tax planning.

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

Index

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

For reinsurance written on an excess of loss basis, which represents approximately 60.8%, 66.2% and 72.0% of the premiums we wrote for the years ended December 31, 2011, 2010 and 2009, respectively, our exposure is limited by the fact that most treaties have a defined limit of liability arising from a single loss event. Once the limit has been reached, we have no further exposure to additional losses from that relevant treaty for the same loss event. For reinsurance on a pro rata basis, we typically have event caps so these liabilities are contained.

Our actuarial group performs a quarterly loss reserve analysis. This analysis incorporates specific exposures, loss payment and reporting patterns and other relevant factors. This process involves the segregation of risks between catastrophic and non-catastrophic risks to ensure appropriate treatment.

For our property catastrophe policies which comprise 54.6%, 57.9% and 61.7% of our total gross premiums written for the years ended December 31, 2011, 2010 and 2009, respectively, and other catastrophe policies, we initially establish our loss reserves based on loss payments and case reserves reported by ceding companies. We then add to these case reserves our estimates for IBNR. To establish our IBNR estimates, in addition to the loss information and estimates communicated by cedents, we use industry information, knowledge of the business written by us, management’s judgment and general market trends observed from our underwriting activities.

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

Index

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

Index

Our reserving methodology, as discussed above, uses a loss reserving model that calculates a point estimate for our ultimate losses, as opposed to a methodology that develops a range of estimates. We then use this point estimate, deducting cumulative paid claims and current case reserves, to record our estimate of IBNR.

Our reserve estimates for reported catastrophe losses are based upon industry loss estimates and our modeled loss scenarios. Because any catastrophe event loss reserve estimate is simply an insurer’s estimate of its ultimate liability, and because there are numerous factors which affect reserves but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our initial estimate of reserves. Therefore, because of these inherent uncertainties, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates in making our loss selection based on both the potential for adverse development and historical experience among industry participants. Our reserving philosophy does not include an explicit adjustment to our point estimate of ultimate losses. There may be instances in the future in which it would be beneficial to develop a range of estimates, but we have not yet found it necessary to do so.

For our non-catastrophe business, the key factors used to arrive at our best estimate of loss and loss adjustment expense reserves are the expected loss ratios, rate of loss cost inflation, selection of benchmarks and reported and paid loss emergence patterns. Our reporting patterns and expected loss ratios were based on either benchmarks or historical reporting patterns. The benchmarks selected are those that we believe are most similar to our underwriting business. There was no material change in any of these key factors during the year ended December 31, 2011.

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

During the year ended December 31, 2011, the net incurred losses were primarily from:
•	Australian floods ($31.0 million);
•	Cyclone Yasi ($33.7 million);
•	Melbourne floods ($23.8 million);
•	New Zealand earthquake in February 2011 ($144.0 million);
•	Japan earthquake and tsunami ($108.5 million);
•	U.S. tornadoes ($43.3 million);
•	New Zealand earthquake in June 2011 ($20.5 million);
•	Hurricane Irene ($11.8 million);
•	Danish cloudburst ($19.1 million); and
•	Thailand floods ($14.9 million).

During the year ended December 31, 2010, the net incurred losses were primarily from:
•	Chile earthquake ($64.0 million);
•	Deepwater Horizon oil rig explosion ($27.5 million);
•	New Zealand earthquake ($74.2 million)
•	Australia aggregate cover ($10.0 million); and
•	Queensland floods ($10.0 million).

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

A significant component of our loss ratio relates to non-catastrophe business for the years ended December 31, 2011, 2010 and 2009. As we commonly write net lines of non-catastrophe business exceeding $10.0 million, we expect that the ultimate loss ratio for non-catastrophe business could vary significantly from our initial loss ratios. Thus, a 10% increase or decrease in loss ratios for non-catastrophe business is reasonably likely to occur and, for the years ended December 31, 2011, 2010 and 2009, this would have resulted in an approximate increase or decrease in our net income or shareholders’ equity of approximately $32.8 million, $29.1 million and $27.7 million, respectively.

Premiums and Acquisition Costs

Index

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

For pro rata contracts, gross premiums written and related acquisition costs are normally estimated on a quarterly basis based on discussions with ceding companies, together with historical experience and management’s judgment. Premiums written on pro rata contracts are earned over the risk periods of the underlying policies issued and renewed. As a result, the earning pattern of pro rata contracts may extend up to 24 months. This is generally twice the contract period due to the fact that some of the underlying exposures may attach towards the end of our contracts (i.e., risks attaching basis), and such underlying exposures generally have a one year coverage period. Total premiums written and earned on our pro rata business for the year ended December 31, 2011 were $309.8 million (39.2%), and $273.4 million (47.8%), respectively, for the year ended December 31, 2010 were $276.6 million (33.8%), and $212.3 million (32.3%), respectively and were $212.5 million (28.0%), and $210.4 million (32.2%), respectively, for the year ended December 31, 2009.  Total earned acquisition costs estimated on pro rata contracts for the year ended December 31, 2011, 2010 and 2009 were $74.1 million (64.3%), $59.0 million (52.7%) and $63.4 million (59.0%), respectively. On a quarterly basis, we track the actual premium received and acquisition costs incurred and compare this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded.

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

Investments are recorded on a trade date basis and realized gains and losses on sales of investments continued to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, and the amortization of premiums and discounts on investments net of investment management and custody expenses.

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

Index

Fixed maturity, short term, equity and other investments

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, we have classified our investments in U.S. government treasury securities and listed equity securities as Level 1 in the fair value hierarchy.  The fair value of these securities is the quoted market price of these securities, as provided either by independent pricing services or exchange market prices.

Investments in U.S. government agency securities, corporate bonds, mortgage-backed securities, foreign government bonds and asset-backed securities are classified as Level 2 in the fair value hierarchy.  The fair value of these securities is derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history. Catastrophe bonds are classified as Level 2 in the fair value hierarchy as determined by reference to independent pricing services.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.

Investments in investment funds are classified as Level 3 in the fair value hierarchy.  The fair value of the private equity funds is determined by the investment fund managers using the net asset value provided by the administrator or manager of the funds and adjusted based on analysis and discussions with the fund managers.  The fair value of the mortgage-backed and distressed debt investment funds is determined by the net asset valuation provided by the independent administrator of the fund.  These valuations are then adjusted for cash flows since the most recent valuation, which is a methodology generally employed in the investment industry.

At December 31, 2011, the fair value of the securities classified as Level 3 under the Fair Value Measurements and Disclosures Topic of the FASB ASC was $59.3 million, or approximately 4.7% of total investment assets measured at fair value. We do not carry investments accounted for under the equity method at fair value. Refer to Note 6 “Investments” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report for a breakdown of the fair value measurements.

Pricing Services

At December 31, 2011, pricing for all of our fixed maturities, excluding U.S. government securities, was based on prices provided by nationally recognized independent pricing services. Generally, pricing services provide pricing for less-complex, liquid securities based on market quotations in active markets. For fixed maturities that do not trade on a listed exchange, these pricing services may use matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-side markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2011, we have not adjusted any pricing provided by independent pricing services.

Broker-Dealers

In some cases, we obtain a minimum of two quotes directly from broker-dealers who actively trade in the corresponding markets when prices are unavailable from independent pricing services. This may also be the case if the pricing from these pricing services is not reflective of current market levels. At December 31, 2011, there were no fixed maturities priced using non-binding broker quotes. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. All broker quotes are reviewed by the investment managers to determine if they reflect the fair value of the securities by comparing them to both internal models and the valuation of comparable securities.  The evaluation of whether or not actual transactions in the current financial markets represent distressed sales requires significant management judgment. We do not believe quotes received from broker-dealers reflect distressed transactions that would warrant an adjustment to fair value.

Management Pricing Validation

As management is ultimately responsible for determining the fair value measurements for all securities, we validate prices received by comparing them to other sources and to our knowledge of the current markets. We challenge any prices we believe may not be representative of fair value under current market conditions. Our review process includes, but is not limited to: (1) a reconciliation of the price used to other independent pricing sources; (2) identification of any outliers which are investigated for price reasonableness and adjusted to another source if determined necessary; and (3) quantitative analyses by our investment management team to compare the performance of each fixed maturity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

Derivative instruments

Derivative instruments are stated at fair value as determined by the quoted market price for futures contracts within Level 1 and by observable market inputs for foreign currency forward contracts, total return swaps, currency swaps, interest rate swaps and “to be announced” mortgage-backed securities (“TBAs”) within Level 2.  We fair value reinsurance derivative contracts approximating the

Index

 present value of cash flows as the carrying value equal to the unearned premium as these contracts are under one year in duration and we have classified them within Level 3.

At December 31, 2011, the fair value of the derivative instruments classified as Level 3 under the Fair Value Measurements and Disclosures Topic of the FASB ASC was $nil.  Refer to Note 9 “Derivatives” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report for a breakdown of the fair value measurements.

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

The total number of PSUs outstanding under the PSU Plan at December 31, 2011, 2010 and 2009 were 1,676,125, 3,998,558, and 3,305,713, respectively (or up to 4,722,175 common shares at December 31, 2011, should the maximum factor for each of the performance periods apply). Taking into account the results to date and the expected results for the remainder of the performance periods, we have established the minimum factor as most probable for each series with the exception of one series which has been established to have a most probable factor of 60%. As such, the expected number of common shares to be issued under the plan is 1,676,125 at December 31, 2011.  As at December 31, 2011, 2010 and 2009, there was a total of $4.8 million, $12.2 million and $19.4 million, respectively, of unrecognized compensation cost related to non-vested PSUs, the cost of which is expected to be recognized over a period of approximately 1.6 years, 1.5 years and 1.6 years, respectively.

New Accounting Pronouncements

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”).  This ASU amends the FASB ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This presentation is effective for annual periods beginning after December 15, 2011.  The Company expects no significant impact resulting from the adoption of ASU 2011-05 on its consolidated results of operations and financial condition.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”).  ASU 2011-08 is intended to simplify how entities test goodwill for impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most

Index

recent annual or interim period have not yet been issued. The Company expects no significant impact resulting from the adoption of ASU 2011-08 on its consolidated results of operations and financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This disclosure is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company expects no significant impact resulting from the adoption of ASU 2011-11 on its consolidated results of operations and financial condition.

Results of Operations

The following is a discussion and analysis of our financial condition as at December 31, 2011 and 2010 and our results of operations for the years ended December 31, 2011, 2010 and 2009.

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

	For the years ended December 31,
U.S. dollar strengthened (weakened) against:	2011	2010

Canadian dollar	2.4%	(5.4)%
Swiss franc	0.5%	(10.6)%
Euro	3.1%	6.9%
British pound sterling	0.4%	3.5%
Indian rupee	15.8%	(4.1)%
South African rand	18.4%	(11.8)%

Summary Overview

We incurred $326.1 million of net loss in 2011, compared to a net income of $97.1 million and of $242.2 million in 2010 and 2009, respectively. See Risk Factors— “We had a net loss of $301.7 million from continuing operations in 2011 due to unprecedented catastrophe activity in 2011 and difficult business conditions, each of which could continue or recur in future periods”, for more information. As highlighted in the tables below, the two most significant items impacting our 2011 financial performance compared to 2010 and 2010 compared to 2009 include: (1) A decrease in underwriting income due to significant catastrophe losses (net of reinsurance and reinstatements) in the year 2011 compared to 2010; and (2) a significant decrease in 2011 in net realized and unrealized gains (losses) - investments primarily due to the higher impact of widening credit spreads, lower portfolio duration during the year relating to our fixed maturity investments and the negative performance of investment funds.  The main loss events in the year ended December 31, 2011 which caused the decrease are:

•	Australian floods ($30.3 million);

·	Cyclone Yasi ($33.3 million);

·	Melbourne floods ($23.8 million);

·	New Zealand earthquake in February 2011 ($156.8 million);

·	Japan earthquake and tsunami ($100.1 million);

·	U.S. tornadoes ($32.2 million);

·	New Zealand earthquake in June 2011 ($20.5 million);

·	Hurricane Irene ($10.9 million);

·	Danish cloudburst ($16.5 million); and

·	Thailand floods ($12.8 million).

Index

The following sets forth selected key financial information from continuing operations for the years ended December 31, 2011 and 2010:

	For the years ended December 31,
	2011	2010	$ Change	% Change

Underwriting (loss) income	$(304,778)	$3,931	$(308,709)	NM (3)
Net investment income	$34,312	$30,617	$3,695	12.1%
Net realized and unrealized (losses) gains - investments	$(20,770)	$42,887	$(63,657)	(148.4)%
Net realized and unrealized gains - other	$2,494	$14,441	$(11,947)	(82.7)%
(Loss) income from continuing operations	$(301,749)	$83,843	$(385,592)	NM (3)

(Loss) income from continuing operations per common share - Basic	$(4.34)	$1.17	$(5.51)
(Loss) income from continuing operations per common share - Diluted(1)	$(4.34)	$1.17	$(5.51)
Loss ratio	118.4%	62.4%
Expense ratio	35.2%	37.5%
Combined ratio	153.6%	99.9%

	As at December 31,
	2011	2010	$ Change	% Change
Basic book value per common share	$11.21	$16.48	$(5.27)	(32.0)%
Diluted book value per common share	$10.90	$15.51	$(4.61)	(29.7)%
Diluted book value per common share plus accumulated distributions(2)	$11.62	$16.07	$(4.45)	(27.7)%

The following table sets forth selected key financial information from continuing operations for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010	2009	$ Change	% Change

Underwriting income	$3,931	$190,663	$(186,732)	(97.9)%
Net investment income	$30,617	$28,210	$2,407	8.5%
Net realized and unrealized gains - investments	$42,887	$38,529	$4,358	11.3%
Net realized and unrealized gains - other	$14,441	$11,253	$3,188	28.3%
Income from continuing operations	$83,843	$242,956	$(159,113)	(65.5)%

Income from continuing operations per common share - Basic	$1.17	$2.54	$(1.37)
Income from continuing operations per common share - Diluted(1)	$1.17	$2.54	$(1.37)
Loss ratio	62.4%	36.7%
Expense ratio	37.5%	34.7%
Combined ratio	99.9%	71.4%

	As at December 31,
	2010	2009	$ Change	% Change
Basic book value per common share	$16.48	$14.56	$1.92	13.2%
Diluted book value per common share	$15.51	$13.97	$1.54	11.0%
Diluted book value per common share plus accumulated distributions(2)	$16.07	$14.36	$1.71	11.9%

(1)(Loss) income from continuing operations per common share - Diluted for years ended December 31, 2011, 2010, and 2009 does not contain the effect of:
a. a warrant conversion as this would be anti-dilutive for U.S. GAAP purposes
 b. the PSU conversion until the end of the performance period, when the number of shares issuable under the PSU Plan will be known. There were 1,676,125, 3,998,558 and 3,305,713 PSU's expected to vest under the PSU plan as at December 31, 2011, 2010 and 2009, respectively.

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

Basic book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares outstanding at the end of the period plus vested restricted share units, giving no effect to dilutive securities.  Diluted book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period including all potentially dilutive securities such as a warrant, PSUs and RSUs. When the effect of securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per common share.  A warrant was anti-dilutive and was excluded from the calculation of diluted book value per common share as at December 31, 2011 and 2010.

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

Index

	As at December 31,
	2011	2010

Flagstone shareholders' equity	$789,048	$1,134,733
Potential net proceeds from assumed:
Exercise of PSU (1)	-	-
Exercise of RSU (1)	-	-
Conversion of warrant (2)	-	-
Diluted Flagstone shareholders' equity	$789,048	$1,134,733

Cumulative distributions paid per outstanding common share (3)	$0.72	$0.56

Common shares outstanding - end of period	70,167,142	68,585,588
Vested RSUs	233,709	262,013
Total common shares outstanding - end of period	70,400,851	68,847,601

Potential shares to be issued:
PSUs expected to vest	1,676,125	3,998,558
RSUs outstanding	290,470	315,200
Conversion of warrant (2)	-	-
Common shares outstanding - diluted	72,367,446	73,161,359

Basic book value per common share	$11.21	$16.48

Diluted book value per common share	$10.90	$15.51

Basic book value per common share plus accumulated distributions	$11.93	$17.04

Diluted book value per common share plus accumulated distributions	$11.62	$16.07

Distributions per common share paid during the period (3)	$0.16	$0.16

(1)No proceeds due when exercised
(2)Below strike price
(3)Distributions paid per common share are in the form of a non-dividend return of capital. Prior to the Redomestication, such distributions were in the form of dividends.

Comparison of Years Ended December 31, 2011, 2010 and 2009

Management views the operations and management of the company’s continuing operations as one reporting segment and does not differentiate its lines of business into separate reporting segments. We provide reinsurance primarily through our property and property catastrophe business as well as high-margin short-tail specialty and casualty reinsurance lines of business.  We regularly review our financial results and assess performance on the basis of our single reporting segment in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Those lines of business are more fully described as follows:

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

Gross Premiums Written

Gross reinsurance premiums written of $789.7 million, $819.5 million and $758.4 million for the years ended December 31, 2011, 2010, and 2009, respectively, were primarily driven by excess of loss reinsurance contracts, generally with a twelve-month term, which for the years ended December 31, 2011, 2010, and 2009 accounted for $480.0 million (60.8% of gross premiums written), $542.9 million (66.2% of gross premiums written) and $545.8 million (72.0% of gross premiums written), respectively.

Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premiums written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 renewal periods, while the property lines and the short-tail specialty and casualty lines are written throughout the year.

Our property catastrophe business is primarily on an excess of loss basis. Our property business and our short-tail specialty and casualty business are on both an excess of loss and a pro rata basis. See Item 1, “Business— Reinsurance Products and Operations”.

Details of consolidated gross premiums written by line of business and geographic area of risk insured for our continuing operations are provided below:

	For the years ended December 31,
	2011		2010		2009
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$430,781	54.5%	$474,501	57.9%	$468,158	61.7%
Property	177,485	22.5%	175,830	21.5%	142,184	18.8%
Short-tail specialty and casualty	181,431	23.0%	169,203	20.6%	148,021	19.5%
Total	$789,697	100.0%	$819,534	100.0%	$758,363	100.0%

	For the years ended December 31,
	2011		2010		2009
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured (1)
Caribbean	$6,852	0.9%	$9,788	1.2%	$8,585	1.1%
Europe	125,777	15.9%	126,833	15.5%	108,521	14.3%
Japan and Australasia	93,501	11.8%	60,354	7.4%	55,424	7.3%
North America	347,692	44.0%	400,264	48.8%	372,822	49.2%
Worldwide risks (2)	168,458	21.4%	172,172	21.0%	160,949	21.2%
Other	47,417	6.0%	50,123	6.1%	52,062	6.9%
Total	$789,697	100.0%	$819,534	100.0%	$758,363	100.0%

(1)Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)Includes contracts that cover risks in two or more geographic zones.

Underwriting results

Overview

Index

2011 versus 2010
The net underwriting (loss) income for the year ended December 31, 2011 amounted to $(304.8) million as compared to $3.9 million for the year ended December 31, 2010. The decrease in net underwriting income is primarily related to incurred losses on more significant catastrophic events in 2011, such as the Australian floods, cyclone Yasi, Melbourne floods, Christchurch New Zealand earthquake, Japan earthquake and tsunami, U.S. tornadoes, New Zealand Sumner earthquake, hurricane Irene, the Danish cloudburst and the Thailand floods, compared to the events of 2010 discussed below.

2010 versus 2009
The net underwriting income for the Reinsurance segment for the year ended December 31, 2010 amounted to $3.9 million as compared to $190.7 million for the year ended December 31, 2009. The decrease in net underwriting income is primarily related to incurred losses on more significant catastrophic events in 2010, such as the Queensland floods and aggregate cover losses in Australia which occurred in the fourth quarter, the New Zealand earthquake, which occurred in the third quarter, Deepwater Horizon loss, which occurred in the second quarter and the net losses on the first quarter Chile earthquake, as compared to 2009.

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

Property reinsurance contracts are written on a pro rata basis and a per risk excess of loss basis. Per risk reinsurance protects insurance companies on their primary insurance risks on a single risk basis, for example covering a single large building. Substantially all property per risk and pro rata business is written with loss limitation provisions, such as per occurrence or per event caps, in place to limit exposure to catastrophic events.

c.	Short-tail Specialty and Casualty Reinsurance

Short-tail specialty and casualty reinsurance is comprised of reinsurance programs such as aviation, energy, personal accident and health, workers compensation, catastrophe, satellite and marine. Most short-tail specialty and casualty reinsurance is written with loss limitation provisions.

Premiums Ceded

In the normal course of our business, we purchase reinsurance in order to manage our exposures. The amount and type of reinsurance that we enter into is dependent on a variety of factors, including the cost of a particular reinsurance cover, our appetite and capacity to write certain risks and the nature of our gross premiums written during a particular period.

These contracts are excess-of-loss contracts covering one or more lines of business or quota share reinsurance with respect to specific lines of business. We also purchase protection through catastrophe bond structures, Montana Re, and industry loss warranty (“ILW”) policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size. Reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.

Various factors will continue to affect our appetite and capacity to write and retain risk.  These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, capital levels, evolving industry-wide capital requirements, increased competition, and other considerations.

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

Because we only have six years of operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim could take years to develop. A significant portion of our business is property catastrophe reinsurance and other classes of reinsurance with high attachment points of coverage. Attachment points refer to the dollar amount of loss above which excess of loss reinsurance coverage is triggered. Reserving for losses in such programs is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency. In addition, as a broker market reinsurer, we must rely on loss information reported to such brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. See “Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves” and Item 1A, “Risk Factors—Risks Related to the Company.”   If we underestimate our loss reserves, so that they are inadequate to cover our ultimate liability for losses, the underestimation could materially adversely affect our financial condition and results of operations.

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

Below is a summary of the underwriting results and ratios for the years ended December 31, 2011 and 2010:

Index

	For the years ended December 31,
	2011	2010	$ Change	% Change

Property catastrophe reinsurance	$430,781	$474,501	$(43,720)	(9.2)%
Property reinsurance	177,485	175,830	1,655	0.9%
Short tail specialty and casualty reinsurance	181,431	169,203	12,228	7.2%
Gross premiums written	789,697	819,534	(29,837)	(3.6)%
Premiums ceded	(231,265)	(150,805)	(80,460)	53.4%
Net premiums written	558,432	668,729	(110,297)	(16.5)%
Net premiums earned	571,478	657,103	(85,625)	(13.0)%
Other related income	1,421	3,185	(1,764)	(55.4)%
Loss and loss adjustment expenses	(676,535)	(409,847)	(266,688)	65.1%
Acquisition costs	(115,325)	(112,014)	(3,311)	3.0%
General and administrative expenses	(85,817)	(134,496)	48,679	(36.2)%
Underwriting (loss) income	$(304,778)	$3,931	$(308,709)	NM (1)

Loss ratio	118.4%	62.4%
Acquisition cost ratio	20.2%	17.0%
General and administrative expense ratio	15.0%	20.5%
Combined ratio	153.6%	99.9%

(1)NM - not meaningful.

•
The decrease in net underwriting results is primarily related to incurred losses on more significant catastrophic events in 2011, as noted in the loss ratio discussion below, as compared to 2010, as well as an increase of $108.5 million in earned ceded premiums related to the purchase of additional reinsurance protection in 2011 to reduce our net exposure to catastrophic events and reinstatement premiums incurred on our ceded reinsurance due to the loss activity in 2011.

•	Premiums ceded were 29.3% of gross reinsurance premiums written compared to 18.4% for the same period in 2010.

•
The increase in loss ratio is primarily due to more significant losses from catastrophic events in the current period, including net incurred losses related to the Australian floods ($31.0 million), cyclone Yasi ($33.7 million), the Melbourne floods ($23.8 million), the New Zealand earthquake of February 2011 ($144.0 million), the Japan earthquake and tsunami ($108.5 million), the New Zealand earthquake of June 2011 ($20.5 million), the U.S. tornadoes ($43.3 million), hurricane Irene ($11.8 million), the Danish cloudburst ($19.1 million) and the Thailand floods ($14.9 million), as compared to the same period in 2010, which included losses related to the Chile earthquake ($64.0 million), the Deepwater Horizon oil rig ($27.5 million), the New Zealand earthquake of September 2010 ($74.2 million), the Queensland floods ($10.0 million) and a number of events impacting an Australia aggregate cover ($25.0 million). Losses are net of retrocession but excluding reinstatement premiums. The Deepwater Horizon loss in 2010 was driven by an ILW loss of $25.0 million, approximately 91.0% of which is attributable to Mont Fort.  While such loss expenses are consolidated within our results, they do not impact Flagstone’s net income as they are attributable to the noncontrolling interest.  The loss (net of recoveries and reinstatement premiums) to Flagstone from the Deepwater Horizon rig was $4.4 million.

•
Each quarter we revisit our loss estimates for previous loss events.  During the year ended December 31, 2011, based on updated estimates provided by clients and brokers, we recorded net adverse developments for prior accident years of $23.7 million. During the year ended December 31, 2010, the net favorable developments for prior accident years were $10.9 million.

•
The decrease in general and administrative expenses is primarily the result of our focus, implemented during 2010, on lowering and rationalizing costs and expenses, including the disposal of corporate aircraft. General and administrative expenses for 2010 included charges of $15.0 million related to our decision to sell corporate aircraft ($13.6 million of asset impairment charges and $1.4 million loss on sale).  In addition, as a result of the net loss incurred in 2011, staff compensation accrual and performance based compensation expectations have been adjusted downward.

Index

Below is a summary of the underwriting results and ratios for the years ended December 31, 2010 and 2009:
	For the years ended December 31,
	2010	2009	$ Change	% Change

Property catastrophe reinsurance	$474,501	$468,158	$6,343	1.4%
Property reinsurance	175,830	142,184	33,646	23.7%
Short tail specialty and casualty reinsurance	169,203	148,021	21,182	14.3%
Gross premiums written	819,534	758,363	61,171	8.1%
Premiums ceded	(150,805)	(140,850)	(9,955)	7.1%
Net premiums written	668,729	617,513	51,216	8.3%
Net premiums earned	657,103	653,966	3,137	0.5%
Other related income	3,185	3,711	(526)	(14.2)%
Loss and loss adjustment expenses	(409,847)	(239,954)	(169,893)	70.8%
Acquisition costs	(112,014)	(107,484)	(4,530)	4.2%
General and administrative expenses	(134,496)	(119,576)	(14,920)	12.5%
Underwriting income	$3,931	$190,663	$(186,732)	(97.9)%

Loss ratio	62.4%	36.7%
Acquisition cost ratio	17.0%	16.4%
General and administrative expense ratio	20.5%	18.3%
Combined ratio	99.9%	71.4%

•
 The decrease in net underwriting results is primarily related to incurred losses on more significant catastrophic events in 2010, such as the Australian floods, a number of events impacting an Australia aggregate cover, the New Zealand earthquake, Deepwater Horizon and the Chile earthquake, as compared to 2009, and to the increase in general and administrative expenses which is related to asset impairment charges.

•	The increase in gross property and short tail specialty and casualty reinsurance premiums written is primarily due to increased business with existing clients and the addition of new clients.

•	Premiums ceded were 18.4% of gross reinsurance premiums written compared to 18.6% for the same period in 2009.

•
The increase in the loss ratio was primarily due to more significant losses from catastrophic events in the current year compared to last year, including net incurred losses related to the Queensland floods ($10.0 million), the New Zealand earthquake ($74.2 million), the Chile earthquake ($64.0 million), Deepwater Horizon oil rig ($27.5 million) and a number of events impacting an Australia aggregate cover ($25.0 million), The Deepwater Horizon loss is driven by an ILW loss of $25.0 million, approximately 91.0% of which is attributable to Mont Fort.  While such loss expenses are consolidated within our results, they do not impact Flagstone’s net income as they are attributable to the noncontrolling interest.  The loss (net of recoveries and reinstatement premiums) to Flagstone from the Deepwater Horizon rig was $4.4 million.

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

Income from Discontinued Operations

Income from discontinued operations includes the financial results of our former reporting segments, Lloyd’s and Island Heritage. Included in income from discontinued operations in 2011 is underwriting losses of $15.9 million, compared to underwriting income of $6.6 million in 2010. The $22.5 million decrease in underwriting income is primarily attributable to more significant catastrophic events during 2011 compared to 2010.

Index

Included in income from discontinued operations in 2010 is underwriting income of $6.6 million, compared to $20.2 million in 2009. The $13.6 million decrease in underwriting income is primarily attributable to more significant catastrophic events during 2010 compared to 2009.

2012 Outlook

On October 24, 2011, we announced a strategic decision to divest our ownership positions in our Lloyd’s and Island Heritage reporting segments to  refocus our underwriting strategy on our property catastrophe reinsurance business and reduce our focus on reporting segments that absorb capital and produce lower returns.  We expect to complete the divestiture of each of Lloyd's and Island Heritage during the second quarter of 2012. The success of our business depends heavily on the completion of these proposed divestitures of our Lloyds and Island Heritage operations and any failure to complete any of the proposed divestitures could materially adversely impact the market price of our common stock as well as our business, financial condition and results of operations. See Risk Factors—“In October 2011, we announced a restructuring of our business, including the proposed divestiture of our Lloyd’s and Island Heritage operations (the “Proposed Divestitures”), and other cost savings initiatives.  The failure to successfully implement the restructuring program, including completing the Proposed Divestitures and cost savings initiatives on acceptable terms in the timeframe anticipated, or at all, could materially adversely impact our financial condition, results of operations and cash flow”, for more information.

Unprecedented catastrophe activity throughout 2011 resulted in a significant net underwriting loss for the year.  If we are unable to adequately price future risks related to catastrophes, or if industry or market conditions do not continue to improve in the near term, we may be unable to operate our business profitably or maintain our stock price at historical levels.  Our future results of operations depends in part upon our ability to adequately price future risks and to adapt to changing market and industry conditions, and there can be no assurance that we will be successful in this regard.

We had a net loss from continuing operations of $301.7 million in 2011. In 2010, we had net income from continuing operations of $83.8 million, a decrease of 65.5% from 2009.  This trend reflects unprecedented  catastrophic events and difficult business conditions we and the industry were impacted by during this period.  Including the loss from discontinued operations of $21.7 million, our results for 2011 were a net loss attributable to Flagstone of $326.1 million, compared with net income attributable to Flagstone of $97.1 million in 2010.  Our 2011 net loss from continuing operations is reflected in our 2011 loss ratio and combined ratio of 118.4% and 153.6%, respectively.  Ratios that are above 100% mean that we pay out more in claims and expenses than we earn in premiums.  As of December 31, 2011, our loss and loss adjustment expense reserves from continuing operations were $897.4 million compared to $583.3 million at December 31, 2010.  This increase in our loss and loss adjustment expense reserves reflects our estimate of losses incurred up to December 31, 2011, and represents our expectation of the ultimate settlement and administration of costs of the claims incurred.  Because of the significant amount of time that can lapse between our assumption of risk, the occurrence of a loss event, the reporting of the loss event to the primary company, cedent and/or reinsurer and the ultimate payment of a claim, our ultimate liability will likely be different from our estimate and could be materially greater. We also had $473.0 million and $353.8 million of liabilities associated with our discontinued operations held for sale at December 31, 2011 and 2010, respectively.  In addition, we believe one of our key performance indicators is growth in diluted book value per common share plus accumulated distributions, which was $11.62 as of December 31, 2011, a 27.7% decrease from December 31, 2010. See Risk Factors—“We had a net loss of $301.7 million from continuing operations in 2011 due to unprecedented catastrophe activity in 2011 and difficult business conditions, each of which could continue or recur in future periods”, for more information.

On March 20, 2011, Moody’s Investors Service placed the financial strength rating of the Company and its principal subsidiary, Flagstone Suisse, under review. On July 29, 2011, Moody’s Investor Services indicated that they have decided to extend their review for possible downgrade in order to continue to evaluate the steps taken by the Company to reduce risk and the extent of further planned changes. On April 12, 2011, A.M. Best Co. re-affirmed the A- financial strength rating of Flagstone Suisse and revised its outlook to negative. On October 24, 2011, A.M. Best Co. commented that the Company’s financial strength rating of A- (Excellent) is unchanged following the restructuring announcement and also noted that the outlook for the Company’s financial strength rating remains negative.  On December 19, 2011, Moody’s Investor Services confirmed Flagstone Suisse’s financial strength rating of A3 and confirmed that the outlook is negative. On March 31, 2011, Fitch Ratings re-affirmed the A- insurer financial strength of Flagstone Suisse and revised its outlook to negative. On March 1, 2012, Fitch Ratings placed the financial strength ratings of the Company’s and its subsidiaries on rating watch negative following Fitch’s normal periodic review.  Fitch noted that the Company suffered a high level of underwriting losses in 2011 that led to a steep decline in shareholders’ equity (30%) that was significantly greater than comparably rated peers.  Fitch’s concern was further heightened by the Company’s modest size which presents the possibility that further capital erosion could compromise the Company’s competitive viability.  Fitch anticipates resolving the rating watch in the second half of 2012 when the outcome of steps that the Company has taken, or is expected to take in the near term, to improve its financial profile and operating performance, will become more evident. Upon resolution of the rating watch, Fitch’s expectation is that the Company’s ratings will either be downgraded one notch or affirmed at their current levels.

As of the date of this Annual Report, Flagstone Suisse reinsurance contracts provide the client with the option to cancel if our financial strength rating is downgraded below A- by A.M. Best Co. or  special termination if our financial strength rating is downgraded below A3 by Moody’s Investor Services.  Resolution of the negative outlook by each of these ratings agencies is dependent on our ability to generate a sustainable level of profitability, reduce our dependence on retrocessional support, bring our

Index

risk appetite in line with our available capital, continuation of our expense reduction initiatives and, most importantly, improving our overall financial flexibility. We are working to successfully address each of these items.  A downgrade or sustained negative outlook by any rating organization could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as our customers, and brokers that place such business, move to other competitors with higher financial strength ratings, as well as resulting in negative consequences for our results of operations, cash flows, competitive position and business prospects.  Although we regularly provide financial and other information to rating agencies to both maintain and enhance existing financial strength ratings, we cannot assure that our financial strength ratings will not remain on negative outlook or be downgraded in the future by any of these agencies.

The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price.  If we or the market generally are unable to operate in a favorable pricing environment, we may not be able to continue our business at historical levels, or return to our historic levels of profitability.

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

Market Outlook

During the fourth quarter and at the January 1, 2012 renewals, North American rates increased approximately 10-15% from rates a year ago, averaging high single digit increases in loss-free regions and ranging from 15-40% increases in loss-affected regions.  Total underwriting capacity in these markets decreased, which caused volatility and fragmentation, with a handful of accounts placing shortfall covers or needing to be re-priced late in the renewal process.  Although there were fewer orders placed during this renewal season compared to prior years, we anticipate increased mid-year renewals and there are early indications of increased capacity being required across the market and for Florida in particular.  With Risk Management Solutions, Inc.’s new hurricane risk model (“RMS V11”) now fully implemented across the industry, we anticipate more demand for capacity for wind exposures generally.  Furthermore, Florida will likely require even more new reinsurance underwriting capacity as a result of the temporary increase in coverage limits (“TICL”) and limited apportionment company (“LAC”) business coming back into the market with $1.2 billion of capacity and also Citizens Property Insurance Corporation of Florida looking to buy up to $500 million more.  We expect that the combination of these factors may put pressure on capacity and we anticipate further moderate price increases barring any losses between the date of this Annual Report and mid-year renewals.

The International market saw European January 1, 2012 rates up 5% on average, which, although a positive trend, was disappointing given the level of International loss activity for 2011.  The International market appeared to generally ignore the new European RMS V11, as rates on certain programs actually decreased on a risk-adjusted basis.  Loss-affected areas such as Australia showed significant rate increases of 50-100%, which were expected given the recent catastrophic events in the region.  Regarding the specialty lines, we expected higher rates in the marine business, but we were disappointed when rates failed to increase materially.  Furthermore, aviation pricing has been and continues to be inadequate given the risk and exposure, however January 1, 2012 pricing provides some modest profitability due to a lack of loss activity.  Rates in the aerospace and satellite market showed positive signs after an active loss year in 2011.  Looking forward, April 2012 is the next significant renewal period for the International property market, which is dominated by Japan.  Early indications are that underwriting capacity will be tight and therefore wind rates are expected to increase up to 10% and large increases are expected in earthquake rates given the large number of significant earthquake events during 2011.  This information should be read in conjunction with the other information in this Annual Report, including “Risk Factors— Risks Related to our Business”.

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

Index

	For the years ended December 31,
	2011	Change	2010	Change	2009
Investment portfolio return	0.7%	(3.5)%	4.2%	(0.3)%	4.5%

•
The change in the return on invested assets during the year ended December 31, 2011, compared to the same period in 2010 is primarily due to a higher impact of widening credit spreads, lower portfolio duration during the year, and the negative performance on investment funds.

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

The following table sets forth net investment income for the years ended December 31, 2011 and 2010:

	For the years ended December 31,
	2011	2010	$ Change

Cash and cash equivalents	$1,373	$985	$388
Fixed maturity investments	36,897	32,848	4,049
Short term investments	734	999	(265)
Other investments	8	706	(698)
Investment expenses	(4,700)	(4,921)	221
Net investment income	$34,312	$30,617	$3,695

•	The increase is principally due to higher short term interest rates on our floating rate bonds and increasing inflation rates, partially offset by lower investment asset levels during the year.

The following table sets forth net investment income for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010	2009	$ Change

Cash and cash equivalents	$985	$2,923	$(1,938)
Fixed maturity investments	32,848	28,270	4,578
Short term investments	999	1,399	(400)
Equity investments	-	76	(76)
Other investments	706	415	291
Investment expenses	(4,921)	(4,873)	(48)
Net investment income	$30,617	$28,210	$2,407

•	The increase is principally due to the increase in yield caused by the change in asset allocation, which was partially offset by lower interest rates during the year.

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

Index

The following table is the breakdown of net realized and unrealized (losses) gains - investments for the years ended December 31, 2011 and 2010:

	For the years ended December 31,
	2011	2010	$ Change

Net realized gains on fixed maturity investments	$39,087	$24,456	$14,631
Net unrealized (losses) gains on fixed maturity investments	(36,981)	8,612	(45,593)
Net realized losses on equities	(845)	-	(845)
Net unrealized gains on equities	636	11	625
Net realized and unrealized losses on derivative instruments - investments	(21,625)	(118)	(21,507)
Net realized and unrealized (losses) gains on other investments	(1,042)	9,926	(10,968)
Total net realized and unrealized (losses) gains - investments	$(20,770)	$42,887	$(63,657)

	For the years ended December 31,
	2011	2010	$ Change

Futures contracts	$(25,130)	$13,804	$(38,934)
Total return swaps	-	1,105	(1,105)
Foreign currency forward contracts	3,507	(15,840)	19,347
Mortgage-backed securities TBA	(2)	813	(815)
Net realized and unrealized losses on derivatives - investments	$(21,625)	$(118)	$(21,507)

•	The change in net realized and unrealized gains (losses) on fixed maturity investment is primarily due to a higher impact of widening credit spreads and lower portfolio duration during the year.

•	The change in net realized and unrealized gains on other investments is primarily due to negative performance on investment funds.

•	The change in net realized and unrealized gains on futures contracts is primarily due to negative performance of equity and commodities markets along with negative performance on our duration hedge.

•
The change in net realized and unrealized gains on foreign currency forward contracts is related to currency hedges on non-U.S. dollar bonds and is offset by net realized and unrealized losses on the fixed maturities.

The following table is the breakdown of net realized and unrealized gains – investments for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010	2009	$ Change

Net realized gains on fixed maturity investments	$24,456	$21,759	$2,697
Net unrealized gains on fixed maturity investments	8,612	33,731	(25,119)
Net realized losses on equities	-	(1,927)	1,927
Net unrealized gains on equities	11	2,778	(2,767)
Net realized and unrealized losses on derivative instruments - investments	(118)	(16,187)	16,069
Net realized and unrealized gains (losses) on other investments	9,926	(1,625)	11,551
Total net realized and unrealized gains - investments	$42,887	$38,529	$4,358

Index

	For the years ended December 31,
	2010	2009	$ Change

Futures contracts	$13,804	$11,614	$2,190
Total return swaps	1,105	(4,630)	5,735
Foreign currency forward contracts	(15,840)	(25,375)	9,535
Mortgage-backed securities TBA	813	2,204	(1,391)
Total net realized and unrealized losses on derivatives - investments	$(118)	$(16,187)	$16,069

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

The following table is the breakdown of net realized and unrealized gains - other for the years ended December 31, 2011 and 2010:

	For the years ended December 31,
	2011	2010	$ Change

Currency swaps	$(430)	$(1,290)	$860
Foreign currency forward contracts	2,683	13,930	(11,247)
Reinsurance derivatives	241	1,801	(1,560)
Net realized and unrealized gains - other	$2,494	$14,441	$(11,947)

•
The net gains associated with currency swaps and foreign currency forward contracts are due to currency fluctuations which are partially offset by losses recorded through balance sheet currency revaluations and are attributable to operational hedges on reinsurance balances.

•	The decrease in net realized and unrealized gains on reinsurance derivatives was due to the decreased number of ILWs classified as derivatives written during 2011.

Index

The following table is the breakdown of net realized and unrealized gains – other for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010	2009	$ Change

Currency swaps	$(1,290)	$661	$(1,951)
Foreign currency forward contracts	13,930	8,202	5,728
Reinsurance derivatives	1,801	2,390	(589)
Net realized and unrealized gains - other	$14,441	$11,253	$3,188

•
The net gains associated with currency swaps and foreign currency forward contracts are due to currency fluctuation which is partially offset by losses recorded through balance sheet currency revaluations and are attributable to operational hedges on reinsurance balances.

·	The decrease in net realized and unrealized gains on reinsurance derivatives was due to the decreased number of ILWs classified as derivatives written during 2010.

Interest Expense

Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.

2011 versus 2010

Interest expense was $11.7 million for the year ended December 31, 2011, compared to $10.4 million for the year ended December 31, 2010.  The increase in interest expense was due to higher LIBOR rates during the year.

2010 versus 2009

Interest expense was $10.4 million for the year ended December 31, 2010, compared to $12.1 million for the year ended December 31, 2009.

Foreign Exchange

2011 versus 2010

For the year ended December 31, 2011, we experienced net foreign exchange losses of $4.5 million compared to net foreign exchange gains of $0.9 million for the year ended December 31, 2010.  For the year ended December 31, 2011, the net foreign exchange losses were principally experienced on the net monetary asset and liability balances denominated in foreign currencies which generally strengthened against the U.S. dollar, during the year. Our policy is to hedge the majority of our foreign currency exposures with derivative instruments such as foreign currency swaps and foreign currency forward contracts. Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains – other” in the consolidated statements of operations and comprehensive income.

We have entered into certain foreign currency forward contracts that are designated as hedges in order to hedge our net investments in foreign subsidiaries.  The accounting for the gains and losses associated with changes in fair value of the designated hedge instruments were recorded in other comprehensive income as part of the cumulative translation adjustment, to the extent that they are effective as hedges.  We designated foreign currency forwards with notional contractual value of $51.6 million as hedging instruments, which had a fair value of $(0.5) million as of December 31, 2011.  During the year ended December 31, 2011, we recorded $4.0 million of realized and unrealized gains directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge. All other derivatives are not designated as hedges, and accordingly, the realized and unrealized gains and losses arising during the year are included in income in “Net realized and unrealized (losses) gains — investments” and “Net realized and unrealized gains — other” in the consolidated statements of operations and comprehensive income.

2010 versus 2009

For the year ended December 31, 2010, we experienced net foreign exchange gains of $0.9 million compared to net foreign exchange losses of $8.5 million for the year ended December 31, 2009.  For the year ended December 31, 2010, the net foreign exchange losses were principally experienced on the net monetary asset and liability balances denominated in foreign currencies which generally strengthened against the U.S. dollar during the year. Our policy is to hedge the majority of our foreign currency exposures with derivative instruments such as foreign currency swaps and forward contracts. Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains – other” in the consolidated statements of operations and comprehensive income.

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

2011 versus 2010

During the year ended December 31, 2011, income tax recovery was $0.1 million compared to an expense of $2.1 million for the year ended December 31, 2010.

2010 versus 2009

During the year ended December 31, 2010, income tax expense was $2.1 million compared to $4.6 million for the year ended December 31, 2009.

Noncontrolling Interest

2011 versus 2010

The following table is the breakdown of (loss) income attributable to noncontrolling interest in the consolidated statements of operations into its various components:

	For the years ended December 31,
	2011	2010

(Loss) income attributable to Mont Fort	$(555)	$10,484
Loss attributable to Island Heritage	(2,167)	(1,881)
Other	-	67
(Loss) income attributable to noncontrolling interest	$(2,722)	$8,670

The portions of Mont Fort’s net income and shareholders’ equity is attributable to the preferred shareholders and Island Heritage’s net income and shareholders’ equity attributable to minority shareholders is recorded as noncontrolling interest in accordance with the FASB ASC Topic on Consolidation.  Effective March 25, 2011, upon the final redemption of Mont Fort preferred shares, there is no longer a noncontrolling interest in Mont Fort.

2010 versus 2009

The following table is the breakdown of income (loss) attributable to noncontrolling interest in the consolidated statements of operations into its various components:

	For the years ended December 31,
	2010	2009

Income (loss) attributable to Mont Fort	$10,484	$(26,291)
Loss attributable to Island Heritage	(1,881)	(1,655)
Other	67	(599)
Income (loss) attributable to noncontrolling interest	$8,670	$(28,545)

Index

The portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders and Island Heritage’s net income net income and shareholders’ equity attributable to minority shareholders recorded as noncontrolling interest in accordance with the FASB ASC Topic on Consolidation.

The increase of $36.8 in income attributable to noncontrolling interest in relation to Mont Fort was primarily due to the losses recorded in the second quarter of 2010 of $22.9 million related to the Deepwater Horizon oil rig.

Comprehensive Income (Loss)

The following table is the breakdown of comprehensive (loss) income attributable to Flagstone in the consolidated statements of operations into its various components:

	For the years ended December 31,
	2011	2010	2009

Net (loss) income	$(323,411)	$88,414	$270,737
Change in currency translation adjustment	(6,842)	607	2,600
Change in defined benefit pension plan obligation	436	191	136
Comprehensive (loss) income	(329,817)	89,212	273,473
Less: Comprehensive (income) loss attributable to noncontrolling interest	(2,722)	8,670	(29,986)
Comprehensive (loss) income attributable to Flagstone	$(332,539)	$97,882	$243,487

The currency translation adjustment is a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  We have entered into certain foreign currency forward contracts that are designated as hedges in order to hedge our net investment in foreign subsidiaries. To the extent that the contract is effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment. For further information on foreign currency forward contracts, please refer to the Foreign Exchange section noted above.

Financial Condition, Liquidity, and Capital Resources

Financial Condition

Investments

At December 31, 2011, our total investments, cash and cash equivalents, and restricted cash was $1.5 billion, compared to $1.8 billion at December 31, 2010.

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

Our investment portfolio on a risk basis, at December 31, 2011, comprised 94.6% fixed maturities, short-term investments and cash and cash equivalents, 0.5% equities and the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time. However, our investment funds, which represent 3.9% of our total investments and cash and cash equivalents at December 31, 2011, do not trade in active markets and are subject to redemption provisions that prevent us from converting them into cash immediately.

At December 31, 2011 and 2010, all of the fixed maturity investments in our investment portfolio were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA and AA+, respectively.

Index

At December 31, 2011 and 2010, the average duration of our investment portfolio was 1.8 years and 2.0 years, respectively.  The decrease is mostly due to the change in allocation and composition of our investment portfolio.

As noted above, our investment strategy allows the use of derivative instruments such as futures contracts, total return swaps, foreign exchange forward contracts, interest rate swaps, and TBAs, subject to strict limitations. Derivative instruments may be used to replicate investment positions or to manage currency, market exposures and duration risk that would be allowed under our investment policy if implemented in other ways.  These derivatives seek investment results that generally correspond to the price and yield performance of the underlying markets.  The fair value of our derivatives at December 31, 2011 was $0.1 million, compared to $(5.2) million at December 31, 2010.

The amortized cost or cost, gross unrealized gains and losses and fair values of our fixed maturity, short term, equity and other investments as at December 31, 2011 and 2010, are as follows:

	As at December 31, 2011
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and agency securities	$320,666	$3,352	$(237)	$323,781
Other foreign governments	102,116	7,874	(475)	109,515
Corporates	471,025	11,362	(10,041)	472,346
Mortgage-backed securities	182,610	384	(7,904)	175,090
Asset-backed securities	59,338	7	(1,642)	57,703
	1,135,755	22,979	(20,299)	1,138,435

Short term investments
U.S. government and agency securities	3,023	1	(1)	3,023
Other foreign governments	496	-	-	496
Corporates	7,101	-	(4)	7,097
	10,620	1	(5)	10,616

Equity investments	245	-	(163)	82
	245	-	(163)	82

Other investments
Investment funds	67,661	-	(8,383)	59,278
Catastrophe bonds	63,000	1,016	-	64,016
	130,661	1,016	(8,383)	123,294

Totals	$1,277,281	$23,996	$(28,850)	$1,272,427

Index

	As at December 31, 2010
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and agency securities	$259,286	$5,822	$(334)	$264,774
U.S. states and political subdivisions	65	1	-	66
Other foreign governments	267,461	18,615	(480)	285,596
Corporates	575,860	20,146	(4,223)	591,783
Mortgage-backed securities	219,578	2,818	(2,220)	220,176
Asset-backed securities	87,103	240	(617)	86,726
	1,409,353	47,642	(7,874)	1,449,121

Short term investments
U.S. government and agency securities	2,499	-	-	2,499
Corporates	10,755	1	(4)	10,752
	13,254	1	(4)	13,251

Equity investments	7,931	4	(7,652)	283
	7,931	4	(7,652)	283

Other investments
Investment funds	42,728	3,798	(6,533)	39,993
Catastrophe bonds	75,484	1,226	(19)	76,691
	118,212	5,024	(6,552)	116,684

Totals	$1,548,750	$52,671	$(22,082)	$1,579,339

Other investments

At December 31, 2011, other investments amounted to $125.5 million compared to $119.8 million at December 31, 2010.  At December 31, 2011, the other investments comprised of $64.0 million in catastrophe bonds and $59.3 million in investment funds, which are recorded at fair value and our equity method investment of $2.2 million.  The increase in other investments during the year ended December 31, 2011 is principally related to additional investments in investment funds partially offset by maturities in the catastrophe bonds.

	As at December 31,
	2011	2010

Investment funds	$59,278	$39,993
Catastrophe bonds	64,016	76,691
Equity investment	2,158	3,080
Total other investments	$125,452	$119,764

Index

Rating Distribution

The following table presents a breakdown of the credit quality of the Company's fixed maturity and short term investments as at December 31, 2011 and 2010:

	As at December 31,
	2011		2010
	Fair value	Percentage of total	Fair value	Percentage of total
Rating Category
AAA	$695,931	60.6%	$882,137	60.3%
AA	92,299	8.0%	191,694	13.1%
A	231,143	20.1%	260,124	17.8%
BBB	129,678	11.3%	128,417	8.8%
Total	$1,149,051	100.0%	$1,462,372	100.0%

Maturity Distribution

The following table presents the contractual maturity dates of fixed maturity and short term investments and their respective amortized cost and fair values as at December 31, 2011 and 2010:

	As at December 31,
	2011		2010
	Amortized cost	Fair value	Amortized cost	Fair value

Due within one year	$29,294	$29,663	$33,776	$35,123
Due after 1 through 5 years	746,610	754,709	797,894	825,696
Due after 5 through 10 years	106,287	107,461	194,603	200,032
Due after 10 years	22,236	24,425	89,653	94,619
Mortgage and asset-backed securities	241,948	232,793	306,681	306,902
Total	$1,146,375	$1,149,051	$1,422,607	$1,462,372

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

The net payable for investments purchased at December 31, 2011 was $6.2 million, compared to a net payable for investments purchased of $1.3 million at December 31, 2010.  Net receivables and payables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

Loss and Loss Adjustment Expense Reserves

We establish loss reserves to estimate the liability for the payment of all loss and loss adjustment expenses incurred with respect to premiums earned on our contracts. Loss reserves do not represent an exact calculation of the liability.  Loss reserves represent estimates, including actuarial and statistical projections at a given point in time to reflect our expectations of the ultimate settlement and administration costs of claims incurred. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. We believe that the recorded unpaid loss and loss adjustment expenses represent management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2011. See “Critical Accounting Estimates — Loss and Loss Adjustment Expense Reserves” for additional information concerning loss and loss adjustment expenses.

Index

The following table represents an analysis of paid and incurred losses and a reconciliation of the beginning and ending loss and loss adjustment expense reserves as at and for the years ended December 31, 2011 and 2010:

	As at and for the years ended December 31,
	2011	2010

Gross liability at beginning of year	$583,267	$436,192
Reinsurance recoverable at beginning of year	(22,102)	(15,118)
Net liability at beginning of year	561,165	421,074

Net incurred losses related to:
Current year	652,849	420,725
Prior year	23,686	(10,878)
	676,535	409,847
Net paid losses related to:
Current year	304,536	130,315
Prior year	302,573	154,070
	607,109	284,385

Effects of foreign exchange rate changes	(4,406)	11,801
Other	-	2,828
Net liability at end of year	626,185	561,165
Reinsurance recoverable at end of year	271,183	22,102
Gross liability at end of year	$897,368	$583,267

During the year ended December 31, 2011, we had total net adverse development of $23.7 million; $40.1 million adverse relating to the 2010 year and $16.4 million positive relating to the 2009 year and prior.  The net adverse development in 2011 was primarily related to the 2010 catastrophe events in New Zealand and Australia. The prior year reduction in the net incurred losses arose from the revision of our loss estimates upon receipt of updated information from our clients and brokers.

The significant increase in the reserves in 2011 is primarily attributable to more severe catastrophe losses in 2011 than in 2010 resulting from the net losses on the Australian floods, cyclone Yasi, Melbourne floods, Christchurch New Zealand earthquake and Japan earthquake and tsunami, which occurred in the first quarter, the New Zealand Sumner earthquake and U.S. tornadoes, which occurred in the second quarter, hurricane Irene and the Danish cloudburst, which occurred in the third quarter, and the Thailand floods, which occurred in the fourth quarter.

Shareholders’ Equity and Capital Resources Management

As at December 31, 2011, Flagstone’s shareholders’ equity was $0.8 billion, a 30.5% decrease compared to $1.1 billion at December 31, 2010. The decrease in shareholders’ equity is principally due to net loss attributable to Flagstone for the year ended December 31, 2011 of $326.1 million and distributions declared of $11.2 million.

We actively manage our capital to support our underwriting operations and for the benefit of our shareholders, subject to the ability to maintain strong ratings from the rating agencies and maintain our ability to pay claims as they arise. Generally, we will seek to raise additional capital when our current capital position is not sufficient to support attractive business opportunities available. Conversely, we will seek to reduce our capital, through dividends or stock repurchases, when the opportunity set is insufficient to achieve our targeted long term returns.  For further information on share repurchases refer to Note 13 “Shareholders’ Equity” in Item 8 – Financial Statements and Supplementary Data of this Annual Report.

Management uses growth in diluted book value per share as a prime measure of value generated for our common shareholders. Diluted book value per share is defined as total Flagstone shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period including all potentially dilutive securities such as the warrant, PSU and RSU. In 2011, our diluted book value per share decreased from $15.51 at December 31, 2010 to $10.90 at December 31, 2011, a decrease of 28.7% inclusive of distributions paid during 2011 of $0.16 per share.

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

Index

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

At December 31, 2011 and 2010, we were in compliance with all required covenants, and no conditions of default existed related to our long term debt. We may incur additional indebtedness in the future if we determine that it would be an efficient component of our capital structure.

Our capital management strategy is to preserve sufficient capital to support our financial strength ratings and our future growth while maintaining conservative financial leverage and earnings coverage ratios.

The table below sets forth the capital structure of the Company as at December 31, 2011 and 2010:

	As at December 31,
	2011		2010
Long term debt	$250,575	24.1%	$251,122	18.1%
Common shares	845	0.1%	845	0.1%
Common shares held in treasury	(160,448)	(15.4)%	(178,718)	(12.9)%
Additional paid-in capital	872,819	83.9%	904,235	65.2%
Accumulated other comprehensive loss	(12,584)	(1.2)%	(6,178)	(0.4)%
Retained earnings	88,416	8.5%	414,549	29.9%
Total capital	$1,039,623	100.0%	$1,385,855	100.0%

Liquidity

Liquidity is a measure of our ability to access sufficient cash flows to meet the short term and long term cash requirements of our business operations. Management believes that our cash flows from operations and liquidity in our investment portfolio will provide sufficient liquidity for the foreseeable future. For the three years ended December 31, 2011, we have had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and

Index

maturities of our investment portfolio. In the current financial environment, it may be difficult for the insurance industry generally, and Flagstone in particular, to raise additional capital when required, on acceptable terms or at all.  Cash and cash equivalents were $249.4 million as at December 31, 2011.

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

Cash flows from operating activities of continuing operations for the year ended December 31, 2011 decreased to $(140.2) million from $292.5 million as compared to the same period in 2010.  This decrease in cash flows from operations was primarily related to a lower net income and increased reinsurance recoverable, offset by increased loss and loss adjustment expense reserves. Because a large portion of the coverages we provide typically can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities have fluctuated between individual quarters and years and are expected to continue to do so.

Cash used in investing activities of continuing operations was $198.5 million for 2011, compared with $25.6 million for 2010. The decrease for 2011 was due primarily to less net purchases and sales of fixed income securities and decreased purchases of fixed assets.

Cash flows relating to financing activities of continuing operations include the payment of distributions to shareholders, share related transactions and the issuance or repayment of debt. During the year ended December 31, 2011, net cash of $59.6 million was used in financing activities, compared to $269.8 million for the year ended December 31, 2010.  In 2011, the net cash used in financing activities related principally to payment of distributions and the redemption of preferred shares in Mont Fort High Layer.  In 2010, the net cash used in financing activities related principally to the redemption of preferred shares in Mont Fort ILW 2, the repurchase of common shares held in treasury, and the repurchase of a warrant.

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

In 2012, we anticipate capital expenditures of approximately $5.3 million for building costs primarily associated with the construction of our office buildings in Luxembourg and Martigny and leasehold improvements for other offices. We expect our operating cash flows, together with our existing capital base, to be sufficient to meet these requirements and to operate our business.

Letter of credit facilities

On August 31, 2011, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS (“FCML”) entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is for letters of credit with a maximum tenor of 15 months and is used to support the reinsurance obligations of the Company.  As of December 31, 2011, $52.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $62.2 million of fixed maturity investments from the Company’s investment portfolio.  The Barclays Facility replaced a $200.0 million credit facility with Barclays Bank Plc which commenced on March 5, 2009.

Index

On April 28, 2010, Flagstone Suisse and FCML entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged. The Citi Facility now comprises a $310.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $240.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  As at December 31, 2011, $505.8 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $597.0 million of fixed maturity investments from the Company’s investment portfolio. The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

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

Under Luxembourg Law, our shareholders may declare dividends at a general meeting of shareholders through the passage of an ordinary resolution, but, in accordance with our Articles, the dividend may not exceed the amount recommended by our Board of Directors. Dividends may only be declared from our distributable reserves.  In accordance with Luxembourg Law, no distributions to shareholders may be made when, on the closing date of the relevant financial year, the net assets as set out in the annual accounts are, or would, following such a distribution, be lower than the subscribed capital plus the reserves that may not be distributed under Luxembourg Law or in accordance with our Articles. The amount of a distribution to shareholders may not exceed the amount of profits at the end of the last financial year plus any profits carried forward and any amounts drawn from reserves which are available for that purpose, less any losses carried forward and sums to be placed to reserve in accordance with the Luxembourg Law or in accordance with the Articles.

Subject to Luxembourg Company Law, our Board of Directors may declare interim dividends. The declaration of interim dividends is subject to the approval of shareholders at the next general meeting. Where the payments made on account of interim dividends exceed the amount of dividends subsequently approved by shareholders at the general meeting, they shall, to the extent of the overpayment, be deemed to have been paid on account of the next dividend.   Our Articles allow for the declaration of interim dividends, but any payment of interim dividends is subject to the conditions that: (i) interim accounts shall be drawn up showing that the funds available for distribution are sufficient; (ii) the amount to be distributed may not exceed total profits made since the end of the last financial year for which the accounts have been approved, plus any profits carried forward and sums drawn down from reserves available for this purpose, less losses carried forward any sums to be placed to reserve pursuant to the requirements of the law or our Articles; (iii) the decision of our Board of Directors to distribute an interim dividend may not be taken more than two months after the date at which the interim accounts have been made up; (iv) in their report, our Board of Directors and the authorized statutory auditor shall verify whether the above conditions have been satisfied.

Certain of our investment management activities are based in Luxembourg and managed through FCML.  FCML is a closed ended investment fund and is regulated by the Luxembourg Commission de Surveillance du Secteur Financier.  In accordance with the various documents governing the operation of FCML, a general meeting shall determine how the profits (including net realized capital gains) of FCML shall be disposed of and may from time to time declare, or authorize the Board of Directors of FCML to declare dividends, provided however that the capital of FCML including issue premiums does not fall below €1,250,000 or the equivalent thereof in any currency in which shares in FCML are issued. Dividends may also be paid out of net unrealized capital gains after deduction of realized losses.  The Board of Directors of FCML is further authorized to pay interim dividends subject to the relevant provisions of Luxembourg law.

Switzerland
Flagstone Suisse is licensed to operate as a reinsurer in Switzerland and is also licensed in Bermuda through the Flagstone Suisse branch office and is not licensed in any other jurisdictions. Because many jurisdictions do not permit insurance companies to take

Index

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

Bermuda
Flagstone Suisse is licensed as a Class 4 insurer in Bermuda through its branch office.  The Bermuda Insurance Act requires Flagstone Suisse to maintain a minimum solvency margin (being the minimum amount that the statutory assets must exceed the statutory liabilities as required by the Bermuda Insurance Act) equal to the greatest of (i) $100 million, (ii) 50% of net premiums written or (iii) 15% of the reserve for losses and loss adjustment expenses. To satisfy these requirements, Flagstone Suisse was required to maintain a minimum level of statutory capital and surplus of $306.2 million as at December 31, 2011. In addition, Flagstone Suisse is required to maintain a minimum liquidity ratio. As at December 31, 2011, Flagstone Suisse was in compliance with all of the requirements of the Bermuda Insurance Act.
The Company established a Luxembourg SICAF fund, FCML, on September 8, 2008 to manage the group’s investments in Luxembourg. FCML is a wholly owned subsidiary of Flagstone Suisse. This structure offers the group many advantages such as the benefits of centralized investment management, tax and regulatory efficiencies.  For purposes of the Swiss Solvency Test, the investment in FCML is consolidated in Flagstone Suisse's accounts, as approved by FINMA since 2008.

In preparing the stand alone Bermuda statutory financial statements of Flagstone Suisse, FCML is recorded as an investment in affiliate on the balance sheet and as such does not automatically qualify as a relevant asset for the purposes of the liquidity ratio.

The Company applied to the BMA for FCML to qualify as a relevant asset for the purposes of meeting the 2011 liquidity ratio requirements and on March 13, 2012 the application was approved by the BMA. Flagstone Suisse is required to file statutory financial statements for the year ended December 31, 2011 with the BMA by April 30, 2012.

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

In 2009, the BMA launched its Bermuda Insurance Solvency Framework, which is designed to enable Bermuda to achieve "equivalence" with Solvency II. As of the date of this Annual Report the impact of this initiative is being monitored by the Company.

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

A Class “A” Insurer’s license permits an insurer to carry on insurance business generally in or from within the Cayman Islands. The Insurance Law mandates that changes to the information provided upon application for a licence be approved or notified to CIMA, including director and ownership changes and the nature of the business. A relatively low capital requirement is prescribed in the Insurance Law, in order to accommodate the large captive insurance market in the Cayman Islands, but CIMA is able to attach conditions to licenses and thereby prescribe an appropriate capital and solvency requirement. A new law was passed in 2010 and was due to come into effect in 2012 pending the finalization of subsidiary legislation and related regulations. As of the date of this Annual Report, the 2010 Law has not yet come into effect but is expected to come into effect in 2012. It is expected that the 2010 law together with certain related regulations will prescribe certain solvency requirements and a risk based capital requirement comprising a minimum and a prescribed amount, which failure to meet will lead to enforcement and remedial action respectively.

Solvency II
The European Parliament passed the Solvency II directive in April 2009, to establish a revised set of European Union (EU) wide capital requirements and risk management standards. All (re)insurers, including Lloyd’s and its managing agents, within the EU need to be compliant with Solvency II by January 1, 2014.

Flagstone’s existing risk management framework and mechanisms closely mirror the requirements for Solvency II. Since its inception, Flagstone has invested in its internal model that generates the Group’s risk profile and this model is also used to calculate the internal capital requirements for Lloyd’s. Flagstone is working closely with Lloyd’s to ensure full compliance with the regulations. Flagstone believes that Solvency II will have a positive impact on its operations and risk management framework.

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

Contractual Obligations and Commitments

Index

The following table shows our aggregate contractual obligations by time period remaining to due date as at December 31, 2011:
	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Long term debt - Interest(1)	$9,868	$9,868	$9,868	$217,920	$247,524

Long term debt - Principal	-	-	-	250,575	250,575

Operating lease obligations	3,690	5,189	2,663	361	11,903

Loss and loss adjustment expense reserves(2)	555,249	302,361	34,006	5,752	897,368

Capital commitments(3)	5,300	-	-	-	5,300

Investment commitments(4)	10,708	-	-	-	10,708

Total contractual obligations	$584,815	$317,418	$46,537	$474,608	$1,423,378

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
(4) We have made certain commitments with respect to investment funds and may receive capital call requests in 2012.

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

In accordance with the Derivatives and Hedging Topic of the FASB ASC, we elected to use the designated hedge accounting method, which permits the offset of gains and losses on the hedged instruments (i.e. the forward contracts).  We designated $51.6 million of foreign currency forwards contractual value as hedge instruments, which had a fair value of $(0.5) million at December 31, 2011. During the year ended December 31, 2011, we recorded $4.0 million of realized and unrealized gains directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

At December 31, 2011, the value of the U.S. dollar strengthened approximately 0.4% against the British pound sterling, 3.1% against the Euro and weakened approximately 0.5% against the Swiss franc, compared to December 31, 2010. Since a large proportion of our assets and liabilities are expressed in these currencies, there was a net decrease in the U.S. dollar value of the assets and liabilities denominated in these currencies in 2011.

Net foreign exchange losses (gains) amounted to $4.5 million $(0.9) million, and $8.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity portfolio.  As interest rates rise, the market value of our fixed maturity portfolio falls there is a risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values.  As interest rates decline, the market value of our fixed maturity portfolio increases and we have reinvestment risk since funds reinvested may earn less than is necessary to match anticipated liabilities.  We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity which can be tailored to the anticipated cash outflow characteristics of our reinsurance liabilities.  In addition, from time-to-time, we may enter into interest rate swap contracts as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio.  By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be altered.

As at December 31, 2011, the impact on our fixed maturity investments and cash and cash equivalents from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.7%, or approximately $22.9 million. As at December 31, 2011, the impact on our fixed maturity investments and cash and cash equivalents from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.6%, or approximately $21.7 million. As at December 31, 2010, the impact on our fixed maturity investments and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.9%, or approximately $31.9 million. As at December 31, 2010, the impact on our fixed maturity investments and cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.8%, or approximately $28.8 million.

We use interest rate futures to manage the duration and the interest rate risk of our investment portfolio.  As at December 31, 2011, the total exposure of the interest rate futures contracts held was $0.4 billion and these positions had a fair value of $(4.8) million.  The interest rate futures contracts held were for three month exposure to U.S. and Euro interest rates, and we held short positions which reduced the duration of our portfolio. As at December 31, 2011, the impact of these futures on our fixed maturity investments and cash and cash equivalents was a reduction of duration by 0.3 years. The impact from an immediate 100 basis point increase in market interest rates would have resulted in an estimated increase in market value of the interest rate futures contracts by approximately $4.3 million. The impact from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated decrease in market value of the interest rate futures contracts by approximately $3.8 million.

As at December 31, 2011, we held $232.8 million, or 20.3%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. As at December 31, 2010, we held $306.9 million, or 21.0%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at December 31, 2011 or 2010.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, we would also be exposed to reinvestment risk, as cash flows received by us could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity and index-linked futures. The total of such exposure as at December 31, 2011 and 2010 were $7.8 million and $166.3 million, respectively. The fair value of these positions as at December 31, 2011 and 2010 amounted to $(0.1) million and $4.8 million, respectively, and was recorded in equity investments and other assets and other liabilities.  For the years ended December 31, 2011 and 2010, we recorded in net realized and unrealized losses of $9.7 million and net realized and unrealized gains of $16.9 million, respectively, in net realized and unrealized (losses) gains - investments.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity investments.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at December 31, 2011, our fixed maturity investments consisted of investment grade securities with an average rating of AA.  We believe this high-quality portfolio reduces our exposure to

Index

credit risk on fixed income investments to an acceptable level.  We have included credit rating information with respect to our investment portfolio because it enhances the reader’s understanding of its composition and consistency with our investment philosophy.

To a lesser extent, we also have credit risk exposure as a party to over-the-counter derivative instruments. These derivative instruments include foreign currency forward contracts, currency swaps, total return swaps, and reinsurance derivatives. To mitigate this risk, we monitor our exposure by counterparty and ensure that counterparties to these contracts are large international banks or counterparties.

In addition, we have exposure to credit risk as it relates to our insurance and reinsurance balances receivable.  Premium balances receivable from our clients at December 31, 2011 and 2010, were $236.4 million and $235.7 million, respectively, including balances both currently due and accrued.  We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $3.6 million in bad debt expenses related to our insurance and reinsurance balances receivable.

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

Foreign Currency Risk

We use foreign currency forward contracts and currency swaps to manage currency exposure.  The net notional exposure of foreign currency forward contracts in U.S. dollars as at December 31, 2011 and 2010, were $705.1 million and $854.2 million, respectively and these contracts had a fair value of $7.0 million and $(5.2) million, respectively. The change results from allocation changes to our non-U.S. dollar strategy, which we hedge back to U.S. dollars.  For the years ended December 31, 2011 and 2010, we recorded net realized and unrealized gains of $6.2 million and net realized and unrealized losses of $1.9 million, respectively, on foreign currency forward contracts. See Risk Factors— “The movement in foreign currency exchange rates could adversely affect our operating results because we enter into reinsurance and insurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar and we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar”, for more information.

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for our Bermuda branch, Cayman Islands, Luxembourg, Gibraltar, FSML subsidiaries and Flagstone Suisse, each of whose functional currency is the U.S. dollar.  We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar.  When we incur a loss in a non-U.S. dollar currency, we carry the liability on our books in the original currency.  As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and the time claims are paid.

With respect to loss reserves denominated in non-U.S. dollar currencies, our policy is to hedge the majority our non-U.S. dollar foreign currency exposure with derivative instruments such as currency swaps and foreign currency forward contracts.

Investments

A significant portion of the securities held in our investment portfolios are measured in U.S. dollars.  Within our fixed maturities portfolio, a large portion is invested in non-U.S. dollar currencies, which are hedged to U.S. dollars.   At the time of purchase, each investment is identified as either a hedged investment, to be maintained with an appropriate currency hedge to U.S. dollars or an unhedged investment, one not to be maintained with a hedge.  Generally, fixed income investments will be hedged, listed equity investments may or may not be hedged, and other investments such as investment funds which may or may not be hedged.

Index

Financing

Certain subsidiaries of ours have a functional currency other than the U.S. dollar. Our practice is to hedge the net investment in those subsidiaries and designate foreign currency forward contracts as hedging instruments. The contractual amount of these contracts as at December 31, 2011 and 2010 was $51.6 million and $43.2 million, respectively, and the contracts had a fair value of $(0.5) million and $(0.5) million, respectively. During the years ended December 31, 2011 and 2010, we recorded net realized and unrealized gains of $4.0 million and net realized and unrealized losses of $0.2 million, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

We entered into a currency swap agreement to hedge the Euro-denominated deferrable interest debentures recorded as long term debt.  Under the terms of the foreign currency swap, we exchanged €13.0 million for $17.8 million, and will receive Euribor plus 354 basis points and pay LIBOR plus 419 basis points.   The swap expires on September 15, 2013 and had a fair value of $(1.0) million as at December 31, 2011.  This agreement replaces an earlier currency swap agreement, which expired on September 15, 2011.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the years ended December 31, 2011 and 2010, approximately 40.2% and 33.7%, respectively, was written in currencies other than the U.S. dollar.  For the year ended December 31, 2011, we had net foreign exchange losses of $4.5 million compared to gains of $0.9 million for the same period in 2010.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flagstone Reinsurance Holdings, S.A.
Luxembourg, Luxembourg

We have audited the accompanying consolidated balance sheets of Flagstone Reinsurance Holdings, S.A. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flagstone Reinsurance Holdings, S.A. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche Ltd.
Hamilton, Bermuda
March 13, 2012

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONSOLIDATED BALANCE SHEETS
As at December 31, 2011 and 2010
(Expressed in thousands of U.S. dollars, except share data)

	As at December 31,
	2011	2010

ASSETS
Investments:
Fixed maturity investments, at fair value (Amortized cost: 2011 - $1,135,755; 2010 - $1,409,353)	$1,138,435	$1,449,121
Short term investments, at fair value (Amortized cost: 2011 - $10,620; 2010 - $13,254)	10,616	13,251
Equity investments, at fair value (Cost: 2011 - $245; 2010 - $7,931)	82	283
Other investments	125,452	119,764
Total investments	1,274,585	1,582,419
Cash and cash equivalents	249,424	223,033
Restricted cash	17,538	19,326
Premium balances receivable	236,375	235,676
Unearned premiums ceded	30,550	45,927
Reinsurance recoverable	271,183	22,102
Accrued interest receivable	12,950	15,481
Receivable for investments sold	18	1,581
Deferred acquisition costs	38,155	39,924
Funds withheld	25,116	25,935
Goodwill	-	3,108
Other assets	160,950	173,332
Assets held for sale including discontinued operations	461,652	382,433
Total assets	$2,778,496	$2,770,277

LIABILITIES
Loss and loss adjustment expense reserves	$897,368	$583,267
Unearned premiums	215,316	246,256
Insurance and reinsurance balances payable	75,433	63,008
Payable for investments purchased	6,255	2,924
Long term debt	250,575	251,122
Other liabilities	54,059	73,282
Liabilities of discontinued operations held for sale	472,957	353,823
Total liabilities	1,971,963	1,573,682

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued (2011 - 84,464,259; 2010 - 84,474,758) and outstanding (2011 - 70,167,142; 2010 - 68,585,588)	845	845
Common shares held in treasury, at cost (2011 - 14,297,117; 2010 - 15,889,170)	(160,448)	(178,718)
Additional paid-in capital	872,819	904,235
Accumulated other comprehensive loss	(12,584)	(6,178)
Retained earnings	88,416	414,549
Total Flagstone shareholders' equity	789,048	1,134,733
Noncontrolling interest in subsidiaries	17,485	61,862
Total equity	806,533	1,196,595
Total liabilities and equity	$2,778,496	$2,770,277

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2011, 2010, and 2009
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the years ended December 31,
	2011	2010	2009

REVENUES
Gross premiums written	$789,697	$819,534	$758,363
Premiums ceded	(231,265)	(150,805)	(140,850)
Net premiums written	558,432	668,729	617,513
Change in net unearned premiums	13,046	(11,626)	36,453
Net premiums earned	571,478	657,103	653,966
Net investment income	34,312	30,617	28,210
Net realized and unrealized (losses) gains - investments	(20,770)	42,887	38,529
Net realized and unrealized gains - other	2,494	14,441	11,253
Other income	5,434	7,944	4,586
Total revenues	592,948	752,992	736,544

EXPENSES
Loss and loss adjustment expenses	676,535	409,847	239,954
Acquisition costs	115,325	112,014	107,484
General and administrative expenses	85,817	134,496	119,576
Interest expense	11,668	10,352	12,105
Net foreign exchange losses (gains)	4,481	(902)	8,533
Total expenses	893,826	665,807	487,652
(Loss) income from continuing operations before income taxes and interest in earnings of equity investments	(300,878)	87,185	248,892
Recovery (provision) for income tax	51	(2,102)	(4,580)
Interest in earnings of equity investments	(922)	(1,240)	(1,356)
(Loss) income from continuing operations	(301,749)	83,843	242,956
(Loss) income from discontinued operations, net of taxes	(21,662)	4,571	27,781
Net (loss) income	(323,411)	88,414	270,737
Less: (Income) loss attributable to noncontrolling interest	(2,722)	8,670	(28,545)
NET (LOSS) INCOME ATTRIBUTABLE TO FLAGSTONE	$(326,133)	$97,084	$242,192

Net (loss) income	$(323,411)	$88,414	$270,737
Change in currency translation adjustment	(6,842)	607	2,600
Change in defined benefit pension plan obligation	436	191	136
Comprehensive (loss) income	(329,817)	89,212	273,473
Less: Comprehensive (income) loss attributable to noncontrolling interest	(2,722)	8,670	(29,986)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO FLAGSTONE	$(332,539)	$97,882	$243,487

Weighted average common shares outstanding—Basic	70,129,756	78,656,688	84,279,777
Weighted average common shares outstanding—Diluted	70,129,756	78,880,590	84,503,792
(Loss) income from continuing operations per common share—Basic	$(4.34)	$1.17	$2.54
(Loss) income from discontinued operations per common share—Basic	$(0.31)	$0.06	$0.33
Net (loss) income attributable to Flagstone per common share—Basic	$(4.65)	$1.23	$2.87
(Loss) income from continuing operations per common share—Diluted	$(4.34)	$1.17	$2.54
(Loss) income from discontinued operations per common share—Diluted	$(0.31)	$0.06	$0.33
Net (loss) income attributable to Flagstone per common share—Diluted	$(4.65)	$1.23	$2.87
Distributions declared per common share (1)	$0.16	$0.16	$0.16

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

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2011
(Expressed in thousands of U.S. dollars)

		Flagstone Shareholders' Equity
For the year ended December 31, 2011	Total equity	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,196,595	$414,549	$(6,178)	$845	$(178,718)	$904,235	$61,862
Repurchase of preferred shares	(46,488)						(46,488)
Net loss	(323,411)	(326,133)					2,722
Change in currency translation adjustment	(6,842)		(6,842)
Defined benefit pension plan obligation	436		436
Stock based compensation	1,131					1,131
Stock compensation exercised from treasury	-				18,270	(18,270)
Subsidiary stock repurchase	(1,529)					(918)	(611)
Distributions declared per common share (1)	(11,208)					(11,208)
Other	(2,151)					(2,151)
Ending balance	$806,533	$88,416	$(12,584)	$845	$(160,448)	$872,819	$17,485

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

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2010
(Expressed in thousands of U.S. dollars)

		Flagstone Shareholders' Equity
For the year ended December 31, 2010	Total equity	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,365,814	$324,347	$(6,976)	$850	$(19,750)	$912,547	$154,796
Repurchase of preferred shares	(79,529)						(79,529)
Net income	88,414	97,084					(8,670)
Change in currency translation adjustment	607		607
Defined benefit pension plan obligation	191		191
Stock based compensation	18,130					18,130
Subsidiary stock based compensation	(274)						(274)
Purchase of noncontrolling interest	(750)					(411)	(339)
Warrant repurchase	(14,200)					(14,200)
Shares repurchased and cancelled	(5,375)			(5)		(5,370)
Shares repurchased and held in treasury	(158,968)				(158,968)
Distributions declared per common share	(17,465)	(6,882)				(6,461)	(4,122)
Ending balance	$1,196,595	$414,549	$(6,178)	$845	$(178,718)	$904,235	$61,862

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2009
(Expressed in thousands of U.S. dollars)

		Flagstone Shareholders' Equity
For the year ended December 31, 2009	Total equity	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,183,463	$96,092	$(8,271)	$848	$-	$897,344	$197,450
Repurchase of preferred shares	(63,117)						(63,117)
Net income	270,737	242,192					28,545
Change in currency translation adjustment	2,600		1,159				1,441
Defined benefit pension plan obligation	136		136
Stock based compensation	15,814					15,814
Subsidiary stock based compensation	105						105
Subsidiary stock issuance	-					(184)	184
Purchase of noncontrolling interest	(10,989)					(771)	(10,218)
Sale of noncontrolling interest	750					344	406
Issue of shares, net	2			2
Shares repurchased and held in treasury	(19,750)				(19,750)
Dividends declared per common share	(13,937)	(13,937)
Ending balance	$1,365,814	$324,347	$(6,976)	$850	$(19,750)	$912,547	$154,796

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010, and 2009
(Expressed in thousands of U.S. dollars)

	For the years ended December 31,
	2011	2010	2009

Cash flows provided by (used in) operating activities:
Net (loss) income	$(323,411)	$88,414	$270,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized losses (gains)	16,989	(58,210)	(50,921)
Net unrealized foreign exchange (gains) losses	(5,428)	(2,060)	710
Depreciation and amortization expense	5,701	7,400	7,125
Share based compensation expense	1,131	17,345	15,932
Interest in earnings of equity investments	922	1,240	1,356
Accretion/amortization on fixed maturity investments	2,611	5,290	3,194
Asset impairment charge	3,108	15,883	-
Changes in assets and liabilities, excluding net assets acquired:
Premium balances receivable	(19,651)	(35,907)	(59,999)
Unearned premiums ceded	11,240	(16,170)	(21,050)
Reinsurance recoverable	(261,131)	(9,666)	(1,523)
Deferred acquisition costs	518	(11,352)	(9,316)
Funds withheld	812	(3,982)	(7,561)
Loss and loss adjustment expense reserves	415,952	241,253	60,093
Unearned premiums	(18,440)	48,365	53,815
Insurance and reinsurance balances payable	21,399	18,472	35,884
Other changes in assets and liabilities, net	7,519	(13,781)	39,973
Net cash (used in) provided by operating activities	(140,159)	292,534	338,449

Cash flows (used in) provided by investing activities:
Net cash paid in acquisition/disposal of subsidiaries	1,948	(750)	(12,354)
Purchases of fixed maturity investments	(1,105,651)	(3,000,458)	(2,470,554)
Sales and maturities of fixed maturity investments	1,342,248	2,998,971	1,887,700
Purchases of equity investments	-	-	(37,679)
Sales of equity investments	-	-	43,851
Purchases of other investments	(25,229)	(76,906)	(31,460)
Sales and maturities of other investments	1,032	39,032	15,737
Purchases of fixed assets	(12,244)	(31,480)	(12,831)
Sales of fixed asset	813	3,477	1,101
Change in restricted cash	(4,432)	42,503	(43,513)
Net cash provided by (used in) investing activities	198,485	(25,611)	(660,002)

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	-	-	(586)
Shares repurchased and cancelled	-	(5,375)	-
Shares repurchased and held in treasury	-	(158,968)	(19,750)
Warrant repurchased	-	(14,200)	-
Contribution of noncontrolling interest	-	-	289
Repurchase of noncontrolling interest	(46,488)	(79,529)	(63,117)
Distributions paid on common shares (1)	(11,206)	(12,571)	(13,414)
Repayment of long term debt	-	-	(15,042)
Other	(1,888)	852	827
Net cash used in financing activities	(59,582)	(269,791)	(110,793)

Effect of foreign exchange rate on cash and cash equivalents	(3,231)	(3,612)	826

Decrease in cash and cash equivalents	(4,487)	(6,480)	(431,520)
Decrease (increase) in cash and cash equivalents from discontinuing operations	30,878	(45,926)	(36,728)
Cash and cash equivalents - beginning of year	223,033	275,439	743,687
Cash and cash equivalents - end of year	$249,424	$223,033	$275,439

Supplemental cash flow information:
Receivable for investments sold	$18	$1,581	$5,107
Payable for investments purchased	$6,255	$2,924	$11,237
Interest paid	$9,366	$9,327	$11,716

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

On October 24, 2011, the Company announced its plans to undertake a number of strategic initiatives to realign the Company’s strategy and core capabilities. Accordingly the Company now intends to concentrate primarily on its property and property catastrophe business, as well as its highest margin short-tail specialty lines of reinsurance business.  In addition, the Company will adjust its geographic diversification in order to decrease the threat of frequency risk. As a result of this realignment, the Company has commenced a formal process to divest its ownership positions in Lloyd’s and Island Heritage operations.  The Company has classified the assets and liabilities associated with this transaction as held for sale.  The financial results for these operations have been presented in the Company’s consolidated financial statements as “discontinued operations” for all periods presented.  Refer to Note 3 “Discontinued Operations” for more information.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements include the accounts of the Company and its subsidiaries, including those that meet the consolidation requirements of variable interest entities (“VIEs”). The Company assesses the consolidation of VIEs based on whether the Company is the primary beneficiary of the entity in accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares are accounted for using the equity method.  All inter-company accounts and transactions have been eliminated on consolidation, except as otherwise required under discontinued operations treatment.

Except as discussed in Note 3 “Discontinued Operations” and unless otherwise noted, the notes to the consolidated financial statements reflect the Company’s continuing operations.  These financial statements contain certain reclassifications of prior period amounts to be consistent with the current period presentation with no effect on net income or loss.

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

Assets Held for Sale and Discontinued Operations

The results of operations of the Company’s Lloyds and Island Heritage operations are classified as held for sale and are reported as discontinued operations in accordance with the FASB ASC Topic Discontinued Operations.  The consolidated financial statements and notes thereto are presented separating the operations and cash flows of the discontinued operations from the continuing operations of the Company since the Company will not have any significant continuing involvement in the operations after the sale. The assets and liabilities classified as held for sale have been recorded at the lower of the carrying value or fair value less costs to sell. The financial position and results of operations of discontinued operations are presented as single line items on the consolidated balance sheets and statements of operations, respectively. Certain prior year comparatives have been reclassified to conform to the current year presentation.

Loss and Loss Adjustment Expense Reserves

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

Premiums and Acquisition Costs

Premiums are first recognized as written as at the date that the contract is bound. The Company writes both excess of loss and pro rata reinsurance contracts.

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

Investments, Cash and Cash Equivalents

In accordance with the Financial Instruments Topic of the FASB ASC, the Company elects the fair value option for all fixed maturity and short term investments, equity investments (excluding investments accounted for under the equity method of accounting), investment funds, and catastrophe bonds. Also, in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, any movement in unrealized gains and losses has been recorded within net realized and unrealized gains (losses) on investments within the consolidated statements of operations and comprehensive income.  Investments are recorded on a trade date basis and realized gains and losses on sales of investments are determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, dividend income on equity investments, recorded when declared, the amortization of premiums and discounts on investments, using the effective interest rate method and investment management related expenses.

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

Investments in U.S. government agency securities, corporate bonds, mortgage-backed securities, foreign government bonds and asset-backed securities are classified as Level 2 in the fair value hierarchy. The fair value of these securities is derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history. Catastrophe bonds are classified as Level 2 in the fair value hierarchy as determined by reference to independent pricing services. Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.

Investments in investment funds are classified as Level 3 in the fair value hierarchy. The fair value of the private equity funds is determined by the investment fund managers using the net asset value provided by the administrator or manager of the funds and adjusted based on analysis and discussions with the fund managers. The fair value of the mortgage-backed and distressed debt investment funds is determined by the net asset valuation provided by the independent administrator of the fund. These valuations are then adjusted for cash flows since the most recent valuation, which is a methodology generally employed in the investment industry.

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

Derivative instruments are stated at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC as determined by the quoted market price for futures contracts and based on observable market inputs for foreign currency forward contracts, total return swaps, currency swaps and “to be announced” mortgage-backed securities (“TBAs”) The Company fair values reinsurance derivative contracts by approximating the present value of cash flows as the carrying value equal to the unearned premium as these contracts are under one year in duration.

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

The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company specifically identifies the investments in or loans to subsidiaries that have been designated as hedged items and states how the hedging instruments are expected to hedge the risks related to the hedged items. The Company formally measures effectiveness of its designated hedging relationships, both at the hedge inception and at least once every three months. The Company assesses the effectiveness of its designated foreign currency hedges, using the spot method, based on the value of the investment in and loans to subsidiaries and the currency translation adjustment recorded upon consolidation. The time value component of the designated foreign currency hedges is excluded from the assessment of hedge effectiveness.

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

Other derivative instruments

The Company generally uses interest rate futures contracts, currency swaps and foreign currency forward contracts to manage its duration and currency exposures. The Company may acquire TBAs and for the period between the purchase of the TBAs and the issuance of the underlying securities, the Company’s position is accounted for as a derivative. The Company also uses futures contracts and total return swaps for the purpose of replicating investment positions, managing market exposure and enhancing investment performance.

Reinsurance derivative contracts

The Company has entered into ILW transactions that are structured as reinsurance or derivatives. When those transactions are determined to be derivatives, they are recorded at fair value in other assets or liabilities with the changes in fair value reported in realized gains and losses in the consolidated financial statements.

Goodwill and Intangible Assets

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

In accordance with the Intangibles – Goodwill and Other Topic of the FASB ASC, the Company performs, at a minimum, an annual valuation of its goodwill and intangible assets to test for impairment or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.  For purposes of annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. Fair value is determined using widely accepted valuation techniques, such as discounted cash flows and markets multiple models.  These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is the Company’s policy to conduct impairment testing based on the Company’s current business strategy in light of present industry and economic conditions, as well as the Company’s future expectations. If, as a result of the assessment, the Company determines that the value of its goodwill and intangible assets are impaired, the Company will record an impairment charge in the period in which the determination is made.

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

The Company conducted its annual impairment reviews and determined that the recorded equity method investment was not impaired. An impairment of goodwill was determined and a charge was recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). For further details refer to Note 4 “Goodwill and Intangibles”.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”).  This ASU amends the FASB ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This presentation is effective for annual periods beginning after December 15, 2011.  The Company expects no significant impact resulting from the adoption of ASU 2011-05 on its consolidated results of operations and financial condition.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”).  ASU 2011-08 is intended to simplify how entities test goodwill for impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company expects no significant impact resulting from the adoption of ASU 2011-08 on its consolidated results of operations and financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This disclosure is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company expects no significant impact resulting from the adoption of ASU 2011-11 on its consolidated results of operations and financial condition.

3.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On October 24, 2011, the Company announced its plan to undertake a number of strategic initiatives designed to realign the Company’s strategy and core capabilities.  As a result of this realignment, the Company has commenced a formal process to divest its ownership positions in its Lloyd’s and Island Heritage operations.  The divesture processes are expected to be complete by the end of the second quarter of 2012.

The Company has classified the assets and liabilities associated with these proposed sales as held for sale and the assets and liabilities have been recorded at the lower of the carrying value or fair value less costs to sell. The Company does not anticipate losses on these divestitures. The financial results for these operations have been presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Assets and liabilities of discontinued operations presented below reflect an excess of liabilities over assets of  $62.4 million arising from the participation of Flagstone Corporate Name Limited (“FCNL”) on Syndicate 1861. Letters of credit of $205.1 million deposited with Lloyd’s to capitalize FCNL are not included.

Details of the assets, liabilities, and shareholders’ equity of discontinued operations held for sale at December 31, 2011 and 2010 are as follows:

	As at December 31,
	2011	2010
Assets of discontinued operations held for sale
Fixed maturity investments, at fair value	$94,422	$24,742
Short term investments, at fair value	4,444	1,000
Total investments	98,866	25,742
Cash and cash equivalents	91,794	122,672
Restricted cash	30,307	24,087
Premium balances receivable	99,075	82,779
Unearned premiums ceded	27,042	22,900
Reinsurance recoverable	17,934	6,081
Deferred acquisition costs	26,949	25,993
Goodwill and intangible assets	44,161	44,822
Other assets	15,836	25,057
Total assets of discontinued operations held for sale	$451,964	$380,133

Liabilities of discontinued operations held for sale
Loss and loss adjustment expense reserves	$233,290	$138,046
Unearned premiums	142,713	132,548
Insurance and reinsurance balances payable	27,400	19,126
Amounts due to affiliates	46,682	41,665
Other liabilities	22,872	22,438
Total liabilities of discontinued operations held for sale	$472,957	$353,823

Net (liabilities) assets of discontinued operations held for sale	$(20,993)	$26,310

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The Company has reclassified the results of operations of the discontinued operations to income from discontinued operations in its consolidated statements of operations.  Details of the income from discontinued operations for the years ended December 31, 2011, 2010, and 2009 are as follows:

	For the years ended December 31,
	2011	2010	2009
Revenues
Gross premiums written	$291,876	$278,316	$230,128
Premiums ceded	(78,832)	(63,191)	(55,171)
Net premiums written	213,044	215,125	174,957
Net premiums earned	$206,725	$194,981	$104,489
Other reinsurance income	12,417	21,988	15,442
Loss and loss adjustment expenses	(138,631)	(120,289)	(43,231)
Acquisition costs	(57,941)	(52,806)	(28,987)
General and administrative expenses	(38,514)	(37,247)	(27,561)
Underwriting (loss) income	(15,944)	6,627	20,152
Other income (expenses)	1,087	(8,211)	8,460
(Provision) recovery for income tax	(6,805)	6,155	(832)
(Loss) income from discontinued operations	$(21,662)	$4,571	$27,780

Assets held for sale

During the year ended December 31, 2011, the Company decided to dispose of its one remaining aircraft as well as corporate apartments, which will no longer be required due to the divestiture plans discussed above. These assets are reflected in assets held for sale including discontinued operations on the consolidated balance sheet as at December 31, 2011, at a carrying value of $9.7 million. The Company does not anticipate a significant gain or loss on disposal.

During the year ended December 31, 2010, the Company decided to dispose of certain corporate aircraft that it leased and owned. As a result, the Company terminated all operational lease agreements at the casualty value stipulated under the lease agreements.   As at December 31, 2010, the Company had disposed of two aircraft and had reflected one as an asset held for sale on the consolidated balance sheet as at December 31, 2010, at a carrying value of $2.3 million. The Company recorded impairment charges of $13.6 million and loss on sale of assets of $1.4 million during the year ended December 31, 2010, which are included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).  On June 1, 2011, the Company disposed of the aircraft reflected in assets held for sale, resulting in a gain on disposal of less than $0.1 million.

4.    GOODWILL AND INTANGIBLES

The following tables detail goodwill and intangible assets at December 31, 2011 and 2010:

	Goodwill	Indefinite Life Intangibles
Balance as at December 31, 2009	$3,144	$1,074
Impairment loss	-	(1,074)
Impact of foreign exchange	(36)	-
Balance as at December 31, 2010	3,108	-
Impact of foreign exchange	-	-
Impairment loss	(3,108)	-
Balance as at December 31, 2011	$-	$-

During the year ended December 31, 2011, the Company recognized an impairment charge of $1.1 million related to Flagstone Reinsurance Africa Limited as a result of a decision to significantly reduce its underwriting activities. In addition, the Company recognized an impairment charge of $2.0 million related to Flagstone Capital Management (Bermuda) Limited, resulting from a decrease in level of support from its office in Hyderabad, India.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

During the year ended December 31, 2010, the Company recognized an impairment charge of $1.1 million related to a license no longer being used by Flagstone Alliance Insurance & Reinsurance PLC, which was classified as an indefinite life intangible.

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

On March 25, 2011, Mont Fort repurchased 28.1 million preferred shares relating to its third cell, Mont Fort High Layer, for $46.5 million. As a result of this preferred share repurchase there is no longer a noncontrolling interest in Mont Fort.

6.       INVESTMENTS

Fixed maturity, short term, equity and other investments

The amortized cost or cost, gross unrealized gains and losses, and fair values as at December 31, 2011 and 2010 are as follows:

	As at December 31, 2011
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and agency securities	$320,666	$3,352	$(237)	$323,781
Other foreign governments	102,116	7,874	(475)	109,515
Corporates	471,025	11,362	(10,041)	472,346
Mortgage-backed securities	182,610	384	(7,904)	175,090
Asset-backed securities	59,338	7	(1,642)	57,703
	1,135,755	22,979	(20,299)	1,138,435

Short term investments
U.S. government and agency securities	3,023	1	(1)	3,023
Other foreign governments	496	-	-	496
Corporates	7,101	-	(4)	7,097
	10,620	1	(5)	10,616

Equity investments	245	-	(163)	82
	245	-	(163)	82

Other investments
Investment funds	67,661	-	(8,383)	59,278
Catastrophe bonds	63,000	1,016	-	64,016
	130,661	1,016	(8,383)	123,294

Totals	$1,277,281	$23,996	$(28,850)	$1,272,427

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	As at December 31, 2010
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and agency securities	$259,286	$5,822	$(334)	$264,774
U.S. states and political subdivisions	65	1	-	66
Other foreign governments	267,461	18,615	(480)	285,596
Corporates	575,860	20,146	(4,223)	591,783
Mortgage-backed securities	219,578	2,818	(2,220)	220,176
Asset-backed securities	87,103	240	(617)	86,726
	1,409,353	47,642	(7,874)	1,449,121

Short term investments
U.S. government and agency securities	2,499	-	-	2,499
Corporates	10,755	1	(4)	10,752
	13,254	1	(4)	13,251

Equity investments	7,931	4	(7,652)	283
	7,931	4	(7,652)	283

Other investments
Investment funds	42,728	3,798	(6,533)	39,993
Catastrophe bonds	75,484	1,226	(19)	76,691
	118,212	5,024	(6,552)	116,684

Totals	$1,548,750	$52,671	$(22,082)	$1,579,339

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.2 million and $3.1 million at December 31, 2011 and 2010, respectively.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The country composition of the other foreign government classifications including the amortized cost or cost, gross unrealized gains and losses, and fair values as at December 31, 2011 and 2010 are as follows:

	As at December 31, 2011
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Other foreign governments
Sovereign debt
Eurozone
Portugal, Ireland, Italy, Greece & Spain	$-	$-	$-	$-
Other	-	-	-	-
Total	-	-	-	-
Other (excluding Eurozone)	49,667	4,527	(46)	54,148
	49,667	4,527	(46)	54,148

Financial institutions
Eurozone
Portugal, Ireland, Italy, Greece & Spain	-	-	-	-
Other	7,740	149	(403)	7,486
Total	7,740	149	(403)	7,486
Other (excluding Eurozone)	45,205	3,198	(26)	48,377
	52,945	3,347	(429)	55,863

Totals	$102,612	$7,874	$(475)	$110,011

	As at December 31, 2010
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Other foreign governments
Sovereign debt
Eurozone
Portugal, Ireland, Italy, Greece & Spain	$18,658	$305	$(435)	$18,528
Other	38,934	1,797	-	40,731
Total	57,592	2,102	(435)	59,259
Other (excluding Eurozone)	142,619	12,769	(19)	155,369
	200,211	14,871	(454)	214,628

Financial institutions
Eurozone
Portugal, Ireland, Italy, Greece & Spain	-	-	-	-
Other	9,154	97	-	9,251
Total	9,154	97	-	9,251
Other (excluding Eurozone)	58,096	3,647	(26)	61,717
	67,250	3,744	(26)	70,968

Totals	$267,461	$18,615	$(480)	$285,596

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The following table presents the contractual maturity dates of fixed maturity and short term investments and their respective amortized cost and fair values as at December 31, 2011 and 2010:

	As at December 31,
	2011		2010
	Amortized cost	Fair value	Amortized cost	Fair value

Due within one year	$29,294	$29,663	$33,776	$35,123
Due after 1 through 5 years	746,610	754,709	797,894	825,696
Due after 5 through 10 years	106,287	107,461	194,603	200,032
Due after 10 years	22,236	24,425	89,653	94,619
Mortgage and asset-backed securities	241,948	232,793	306,681	306,902
Total	$1,146,375	$1,149,051	$1,422,607	$1,462,372

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

The following table presents a breakdown of the credit quality of the Company's fixed maturity and short term investments as at December 31, 2011 and 2010:

	As at December 31,
	2011		2010
	Fair value	Percentage of total	Fair value	Percentage of total
Rating Category
AAA	$695,931	60.6%	$882,137	60.3%
AA	92,299	8.0%	191,694	13.1%
A	231,143	20.1%	260,124	17.8%
BBB	129,678	11.3%	128,417	8.8%
Total	$1,149,051	100.0%	$1,462,372	100.0%

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

Investments in U.S. government agency securities, corporate bonds, mortgage-backed securities, foreign government bonds and asset-backed securities are classified as Level 2 in the fair value hierarchy.  The fair value of these securities is derived from broker quotes based on inputs that are observable for the asset, either directly or indirectly, such as yield curves and transactional history. Catastrophe bonds are classified as Level 2 in the fair value hierarchy as determined by reference to independent pricing services.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.

Investments in investment funds are classified as Level 3 in the fair value hierarchy. The fair value of the private equity funds is determined by the investment fund managers using the net asset value provided by the administrator or manager of the funds and adjusted based on analysis and discussions with the fund managers.  The fair value of the mortgage-backed and distressed debt investment funds is determined by the net asset valuation provided by the independent administrator of the fund.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

These valuations are then adjusted for cash flows since the most recent valuation, which is a methodology generally employed in the investment industry.

As at December 31, 2011 and 2010, the Company’s investments are allocated among fair value levels as follows:

	Fair Value Measurement at December 31, 2011 using:
	Fair value measurements	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Fixed maturity investments
U.S. government and agency securities	$323,781	$264,096	$59,685	$-
Other foreign governments	109,515	-	109,515	-
Corporates	472,346	-	472,346	-
Residential mortgage-backed securities	175,090	-	175,090	-
Asset-backed securities	57,703	-	57,703	-
	1,138,435	264,096	874,339	-

Short term investments
U.S. government and agency securities	3,023	-	3,023	-
Other foreign governments	496	-	496	-
Corporates	7,097	-	7,097	-
	10,616	-	10,616	-

Equity investments
Financial services	82	82	-	-
	82	82	-	-

Other investments
Investment funds	59,278	-	-	59,278
Catastrophe bonds	64,016	-	64,016	-
	123,294	-	64,016	59,278

Totals	$1,272,427	$264,178	$948,971	$59,278

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	Fair Value Measurement at December 31, 2010 using:
	Fair value measurements	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Fixed maturity investments
U.S. government and agency securities	$264,774	$173,224	$91,550	$-
U.S. States and political subdivisions	66	-	66	-
Other foreign governments	285,596	-	285,596	-
Corporates	591,783	-	591,783	-
Commercial mortgage-backed securities	730	-	730	-
Residential mortgage-backed securities	219,446	-	219,446	-
Asset-backed securities	86,726	-	86,726	-
	1,449,121	173,224	1,275,897	-

Short term investments
U.S. government and agency securities	2,499	2,499	-	-
Corporates	10,752	-	10,752	-
	13,251	2,499	10,752	-

Equity investments
Financial services	283	283	-	-
	283	283	-	-

Other investments
Investment funds	39,993	-	-	39,993
Catastrophe bonds	76,691	-	76,691	-
	116,684	-	76,691	39,993

Totals	$1,579,339	$176,006	$1,363,340	$39,993

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.2 million and $3.1 million at December 31, 2011 and 2010, respectively.

The reconciliation of the fair value for the Level 3 investments for the years ended December 31, 2011 and 2010, including purchases and sales and change in realized and unrealized gains (losses) in earnings, is set out below:

	For the years ended December 31, 2011 and 2010
	Fixed maturity investments	Investment funds	Total

Fair value, December 31, 2009	$2,298	$5,486	$7,784
Total realized losses included in earnings	(226)	-	(226)
Total unrealized gains included in earnings	512	5,018	5,530
Purchases	-	29,489	29,489
Sales	(2,584)	-	(2,584)
Fair value, December 31, 2010	$-	$39,993	$39,993
Total realized losses included in earnings	-	-	-
Total unrealized losses included in earnings	-	(5,648)	(5,648)
Purchases	-	25,227	25,227
Sales	-	(294)	(294)
Fair value, December 31, 2011	$-	$59,278	$59,278

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

For the Level 3 items still held as of December 31, 2011, the total change in fair value for the year was $(5.6) million. Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the year ended December 31, 2011.

Other investments

The Catastrophe bonds pay a variable and fixed interest coupon and generate investment return, and their performance is contingent upon climatological and geological events.

The Company’s investment funds consist of investments in private equity, distressed debt and mortgage-backed investment funds.  As at December 31, 2011 and 2010, the Company had total outstanding investment commitments of $10.7 million and $13.7 million, respectively. Redemptions from these investments occur at the discretion of the general partner, board of directors or, in other cases, subject to a majority vote by the investors. The Company is not able to redeem a significant portion of these investments prior to 2017.

The following table presents the fair value of the Company’s investment funds as at December 31, 2011 and 2010:

	As at December 31,
	2011	2010

Distressed debt funds	$14,876	$-
Private equity funds	10,613	8,143
Mortgage-backed funds	33,789	31,850
Total	$59,278	$39,993

Net investment income

Net investment income for the years ended December 31, 2011, 2010, and 2009 was $34.3 million, $30.6 million, and $28.2 million, respectively.  The components are set out below:

	For the years ended December 31,
	2011	2010	2009

Cash and cash equivalents	$1,373	$985	$2,923
Fixed maturity investments	36,897	32,848	28,270
Short term investments	734	999	1,399
Equity investments	-	-	76
Other investments	8	706	415
Investment expenses	(4,700)	(4,921)	(4,873)
Net investment income	$34,312	$30,617	$28,210

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Net realized and unrealized gains and losses

The following table is a breakdown of the total net realized and unrealized gains (losses) for the years ended December 31, 2011, 2010 and 2009:

	For the years ended December 31,
	2011	2010	2009

Net realized gains on fixed maturities	$39,087	$24,456	$21,759
Net unrealized (losses) gains on fixed maturities	(36,981)	8,612	33,731
Net realized (losses) on equities	(845)	-	(1,927)
Net unrealized gains on equities	636	11	2,778
Net realized and unrealized (losses) on derivative instruments - investments	(21,625)	(118)	(16,187)
Net realized and unrealized gains on derivative instruments - other	2,494	14,441	11,253
Net realized and unrealized (losses) gains on other investments	(1,042)	9,926	(1,625)
Total net realized and unrealized (losses) gains	$(18,276)	$57,328	$49,782

Realized investments gains (losses) on the sale of fixed maturity, short term and equity investments for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the years ended December 31,
	2011	2010	2009
Fixed maturity and short term investments
Gross realized gains	$48,041	$28,062	$37,887
Gross realized losses	(8,954)	(3,606)	(16,128)
Equity investments
Gross realized gains	-	-	1,394
Gross realized losses	(845)	-	(3,321)
Net realized gains	$38,242	$24,456	$19,832

Pledged assets

The Company holds cash and cash equivalents and fixed maturity investments that were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, Lloyd’s of London requirements and insurance laws.

The total amount of such deposited or pledged cash and cash equivalents and fixed maturity investments as at December 31, 2011 and 2010 are as follows:

	As at December 31,
	2011	2010

Cash and cash equivalents	$17,538	$19,326
Fixed maturity investments	659,243	538,483
Total	$676,781	$557,809

7.    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss and loss adjustment expense reserves consist of:

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	As at December 31,
	2011	2010

Case reserves	$503,013	$332,043
IBNR reserves	394,355	251,224
Loss and loss adjustment expense reserves	$897,368	$583,267

The following table represents an analysis of paid and incurred losses and a reconciliation of the beginning and ending loss and loss adjustment expense reserves for the years ended December 31, 2011 and 2010:

	As at and for the years ended December 31,
	2011	2010

Gross liability at beginning of year	$583,267	$436,192
Reinsurance recoverable at beginning of year	(22,102)	(15,118)
Net liability at beginning of year	561,165	421,074

Net incurred losses related to:
Current year	652,849	420,725
Prior year	23,686	(10,878)
	676,535	409,847
Net paid losses related to:
Current year	304,536	130,315
Prior year	302,573	154,070
	607,109	284,385

Effects of foreign exchange rate changes	(4,406)	11,801
Other	-	2,828
Net liability at end of year	626,185	561,165
Reinsurance recoverable at end of year	271,183	22,102
Gross liability at end of year	$897,368	$583,267

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

During the year ended December 31, 2011, the Company had total net adverse development of $23.7 million; $(40.1) million relating to the 2010 loss year and $16.4 million relating to the 2009 and prior loss years. The net adverse development in 2011 was primarily related to the 2010 catastrophe events in New Zealand and Australia.

During the year ended December 31, 2010, the Company had total net positive development of $10.9 million; $(19.0) million relating to the 2009 loss year and $29.9 million relating to the 2008 and prior loss years. The positive development was primarily due to actual loss emergence in the property catastrophe, property, and the short-tail specialty and casualty lines of business being lower than the initial expected loss emergence.

8.    REINSURANCE

The Company purchases reinsurance to reduce its net exposure to losses. Reinsurance provides for recovery by the Company of a portion of gross losses and loss adjustment expenses from its reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under these agreements and the Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The reinsurance claims recoverable as at December 31, 2011 and 2010 was

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

$271.2 million and $22.1 million, respectively, against which the Company has determined that no provision for doubtful debt is required.

Assumed and ceded net premiums written and earned and loss and loss adjustment expenses for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the years ended December 31,
	2011			2010			2009
	Premiums written	Premiums earned	Loss and LAE	Premiums written	Premiums earned	Loss and LAE	Premiums written	Premiums earned	Loss and LAE

Assumed	$789,697	$817,783	$943,007	$819,534	$794,897	$425,542	$758,363	$782,773	$249,314
Ceded	(231,265)	(246,305)	(266,472)	(150,805)	(137,794)	(15,695)	(140,850)	(128,807)	(9,360)
Net	$558,432	$571,478	$676,535	$668,729	$657,103	$409,847	$617,513	$653,966	$239,954

As at December 31, 2011, 2010 and 2009, the provision for doubtful accounts on assumed premiums was $1.8 million, $1.5 million, and $1.6 million, respectively, which has been recorded in premiums receivable on the balance sheet.

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

The Company enters into derivative instruments such as interest rate futures contracts, foreign currency forward contracts and currency swaps in order to manage portfolio duration and interest rate risk, borrowing costs and foreign currency exposure.  The Company enters into index futures contracts and total return swaps to gain exposure to the underlying asset or index and enters into foreign currency forward contracts and foreign currency futures contracts for the purpose of gaining exposure to currency movements against the U.S. dollar. The Company also purchases TBAs as part of its investing activities.  The Company manages the exposure to these instruments in accordance with guidelines established by management and approved by the Company’s Board of Directors (the “Board”).

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The details of the derivatives held by the Company as at December 31, 2011 and 2010 are as follows:

	As at December 31, 2011
	Asset derivatives	Liability derivatives
	recorded in	recorded in
	other assets	other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value

Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	$-	$498	$51,564	$(498)
	-	498		(498)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$999	$16,825	$(999)
Foreign currency forward contracts	15,196	7,685	648,556	7,511
Futures contracts	-	4,820	426,362	(4,820)
	15,196	13,504		1,692
Purpose - exposure
Futures contracts	$-	$206	$7,685	$(206)
Foreign currency forward contracts	7	-	4,993	7
	7	206		(199)

	15,203	13,710		1,493

Total derivatives	$15,203	$14,208		$995

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	As at December 31, 2010
	Asset derivatives	Liability derivatives
	recorded in	recorded in
	other assets	other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value

Derivatives designated as hedging instruments
Foreign currency forward contracts(1)	$-	$534	$43,201	$(534)
	-	534		(534)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$1,020	$17,375	$(1,020)
Foreign currency forward contracts	14,701	19,396	820,114	(4,695)
Futures contracts	1,822	4,125	1,100,498	(2,303)
	16,523	24,541		(8,018)
Purpose - exposure
Futures contracts	$4,757	$223	$166,066	$4,534
Mortgage-backed securities TBA	3	12	3,026	(9)
Other reinsurance derivatives	-	241	-	(241)
	4,760	476		4,284

	21,283	25,017		(3,734)

Total derivatives	$21,283	$25,551		$(4,268)

Designated

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive loss				Net income (loss)
Derivatives designated	(Effective portion)				(Ineffective portion)
as hedging instruments	For the years ended December 31,				For the years ended December 31,
	2011	2010	2009	Location	2011	2010	2009
Foreign currency forward contracts(1)	$4,014	$(178)	$(4,586)	Net realized and unrealized losses - other	$(968)	$(744)	$(1,665)
	$4,014	$(178)	$(4,586)		$(968)	$(744)	$(1,665)

(1)Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Non Designated

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the years ended December 31,
as hedging instruments	Location	2011	2010	2009
Futures contracts	Net realized and unrealized (losses) gains - investments	$(25,130)	$13,804	$11,614
Total return swaps	Net realized and unrealized gains (losses) - investments	-	1,105	(4,630)
Currency swaps	Net realized and unrealized (losses) gains - other	(430)	(1,290)	661
Foreign currency forward contracts	Net realized and unrealized gains (losses) - investments	3,507	(15,840)	(25,375)
Foreign currency forward contracts	Net realized and unrealized gains - other	3,651	14,674	9,867
Mortgage-backed securities TBA	Net realized and unrealized (losses) gains - investments	(2)	813	2,204
Other reinsurance derivatives	Net realized and unrealized gains - other	241	1,801	2,390
		$(18,163)	$15,067	$(3,269)

Foreign currency forward contracts

The Company enters into foreign currency forward contracts for the purpose of hedging its net investment in foreign subsidiaries which are recorded as designated hedges. Foreign currency forward contracts are also entered into for the purpose of  hedging the Company’s foreign currency fixed maturity investments, select investment funds and the Company’s net foreign currency operational assets and liabilities.  Foreign currency forward contracts are also entered into for the purpose of gaining exposure to currency movements against the U.S. dollar.

Futures contracts

The Company uses futures contracts to gain exposure to U.S. equity, global equity, emerging market equity and commodities.  The Company uses interest rate futures contracts to manage the duration of the fixed maturity investments and foreign currency futures contracts to gain exposure to currency movements against the U.S. dollar.

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

Fair value disclosure

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as at December 31, 2011 and 2010 is allocated between levels as follows:

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	Fair Value Measurement at December 31, 2011, using:
		Quoted prices	Significant other	Significant other
	Fair value	in active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Description
Futures contracts	$(5,026)	$(5,026)	$-	$-
Swaps	(999)	-	(999)	-
Foreign currency forward contracts	7,020	-	7,020	-
Total derivatives	$995	$(5,026)	$6,021	$-

For the Level 3 items still held as of December 31, 2011, the total change in fair value for the year, recorded in net realized and unrealized gains (losses) – other, was $nil.

	Fair Value Measurement at December 31, 2010, using:
		Quoted prices	Significant other	Significant other
	Fair value	in active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Description
Futures contracts	$2,231	$2,231	$-	$-
Swaps	(1,020)	-	(1,020)	-
Foreign currency forward contracts	(5,229)	-	(5,229)	-
Mortgage-backed securities TBA	(9)	-	(9)	-
Other reinsurance derivatives	(241)	-	-	(241)
Total derivatives	$(4,268)	$2,231	$(6,258)	$(241)

The reconciliation of the fair value for the Level 3 derivative instruments, including purchases and sales, realized gains and changes in unrealized gains, is as follows:

	For the years ended December 31,
	2011	2010

Other reinsurance derivatives
	$(241)	$(1,596)
Total unrealized gains included in earnings	241	1,892
Purchases	-	(537)
Sales	-	-
Closing fair value	$-	$(241)

Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the year ended December 31, 2011.

10.    TAXATION

On May 17, 2010, the Company became a Luxembourg tax resident and therefore became subject to corporate income tax and municipal business tax on its worldwide income at the Luxembourg statutory tax rate, currently of 28.8% (for companies registered in Luxembourg City).  Qualifying dividend income and net capital gains on the sale of qualifying investments in subsidiaries generally are exempt from corporate income tax and municipal business tax under Luxembourg's "participation exemption".  Consequently, qualifying dividends received by the Company from subsidiaries and capital gains from the sale by the Company of investments in subsidiaries should be exempt from corporate income tax and municipal business tax.

In addition, the Company is subject to net wealth tax on its worldwide wealth.  Qualifying investments in subsidiaries generally are exempt from net wealth tax.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The Company has subsidiaries that operate in various other jurisdictions around the world that are subject to tax and examination by taxing authorities in the jurisdictions in which they operate.  The significant jurisdictions in which the Company’s subsidiaries are subject to tax are South Africa, Canada, India, Switzerland, the U.K. and the U.S.

In Switzerland, Flagstone Réassurance Suisse, SA ("Flagstone Suisse") has been granted a partial tax holiday from the cantonal tax administration of the canton of Valais providing an exemption from cantonal and municipal corporate income and capital taxes for a period of 10 years.  Operations of Flagstone Suisse’s branch office in Bermuda are not subject to Bermuda income or capital gains tax under current Bermuda law.

Income tax returns open for examination are as follows: tax years 2010-2011 in South Africa and Switzerland; tax years 2009 to 2011 in the U.K.; tax years 2006-2011 in Canada; tax years 2008-2011 in India and the U.S.

As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions.  Management has deemed all material tax positions to have a greater than 50% likelihood of being fully sustained on technical merits if challenged.

The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2011.

Income tax expense for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the years ended December 31,
	2011	2010	2009
Current income tax (recovery) expense
Luxembourg	$2	$-	$107
Non-Luxembourg	(427)	1,505	2,139
Deferred income tax (recovery) expense
Non-Luxembourg	374	597	2,334
Total income tax (recovery) expense	$(51)	$2,102	$4,580

	As at December 31,
	2011	2010	2009

Net current tax assets (liabilities)	$437	$(1,177)	$(1,134)
Net deferred tax (liabilities) assets	(3,817)	(3,542)	(3,123)
Net tax (liabilities) assets	$(3,380)	$(4,719)	$(4,257)

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.  Significant components of the net deferred tax assets (liabilities) as of December 31, 2011 and 2010 are as follows:
	As at December 31,
Deferred tax inventory	2011	2010
Deferred tax assets
Tax loss carryforward	$30,836	$29,360
Other	354	648
Valuation allowance	(30,836)	(29,360)
Deferred tax assets net of valuation allowance	$354	$648
Deferred tax liabilities
Property and fixed assets	(3,984)	(3,990)
Other	(187)	(200)
	(4,171)	(4,190)
Net deferred tax liabilities	$(3,817)	$(3,542)

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

The valuation allowance relates to operating losses of the Company’s foreign subsidiaries in Cyprus, Luxembourg, Switzerland and the U.K.  Local tax laws allow tax losses to be carried forward and offset against future taxable income.  However, the Company believes it is necessary to establish a valuation allowance against these operating loss and capital loss deferred tax assets due to the Company’s short operating history and uncertainty regarding its ability to generate sufficient future taxable income to utilize the loss carried forward and realize the deferred tax asset.

The following table is a reconciliation of the difference between the actual tax rate and the Luxembourg statutory rate of 28.8% (28.6% in 2010).  For the year ended December 31, 2009, the Company was a Bermuda domiciled company subject to a 0% statutory rate under Bermuda law.  As a result, the reconciliation has been presented starting with a 0% rate for this period.

	For the years ended December 31,
	2011	2010	2009
Tax rate reconciliation
Expected statutory tax rate	28.8%	28.6%	0.0%
Foreign taxes at local expected rates	(28.9)%	(30.6)%	(2.1)%
Net expected statutory tax rate pre-tax benefits	(0.1)%	(2.0)%	(2.1)%
Valuation allowance	(0.3)%	3.1%	3.8%
Tax exempt income and expenses not deductible	(0.1)%	0.8%	0.1%
Prior years tax adjustments	0.4%	(0.1)%	0.0%
Other	0.1%	0.6%	0.1%
	0.0%	2.4%	1.9%

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

The Company incurred expenses for these defined contribution arrangements of $2.1 million, $2.0 million, and $1.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Defined Benefit Plan

Under Swiss pension law, the Company is required to maintain a pension plan for its employees in Switzerland, which is classified and accounted for as a defined benefit plan. As at December 31, 2011 and 2010, the net unfunded status at the end of the year was $1.0 million and $1.2 million, respectively and was included in other liabilities in the Consolidated Balance Sheets.  The fair value of plan assets as at December 31, 2011 and 2010 was $5.6 million and $4.3 million, respectively.

12.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

The Company’s debt outstanding as at December 31, 2011 and 2010 is as follows:

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

						Outstanding balance as at
	Issued	Notional	Interest	First	Maturity	December 31,
Issue Type	In	Amount	Rate	Call In	In	2011	2010
Deferrable Interest Debentures	2006	$120,000	LIBOR + 3.54%	2011	2036	$120,000	$120,000
Junior Subordinated Deferrable Interest Notes	2006	€13,000	Euribor + 3.54%	2011	2036	16,825	17,372
Junior Subordinated Deferrable Interest Notes	2007	$100,000	LIBOR + 3.00%	2012	2037	88,750	88,750
Junior Subordinated Deferrable Interest Notes	2007	$25,000	LIBOR + 3.10%	2012	2037	25,000	25,000
						$250,575	$251,122

The FASB ASC Topic on Financial Instruments requires disclosure of fair value information of financial instruments. For financial instruments where quoted market prices are not available, the fair value of these financial instruments is estimated by discounting future cash flows or by using similar recent transactions. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange.  The Company does not carry its long term debt at fair value on its consolidated balance sheets.  As at December 31, 2011 and 2010, the Company estimated the fair value of its long term debt to be approximately $192.7 million and $220.5 million, respectively.

The Note Indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations.  The Company was in compliance with all the covenants contained in the Note Indentures at December 31, 2011 and 2010.

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the years ended December 31, 2011, 2010 and 2009, the Company incurred interest expense of $10.2 million, $10.4 million and $11.1 million, respectively, on the Deferrable Interest Debentures.  Also, at December 31, 2011 and 2010, the Company had $0.8 million and $0.8 million, respectively, of interest payable included in other liabilities.

Future principal and interest payments on long term debt are expected to be as follows:

Year	Estimated future principal and interest payments
2012	$9,868
2013	9,868
2014	9,868
2015	9,868
2016	9,868
Later years	448,759
Total	$498,099

Letter of credit facilities

On August 31, 2011, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS (“FCML”) entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is for letters of credit with a maximum tenor of 15 months and is used to support the reinsurance obligations of the Company.  As of December 31, 2011, $52.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $62.2 million of fixed maturity investments from the Company’s investment portfolio.  The Barclays Facility replaced a $200.0 million credit facility with Barclays Bank Plc which commenced on March 5, 2009.

On April 28, 2010, Flagstone Suisse and FCML entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged. The Citi Facility now comprises a $310.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

support reinsurance obligations of the Company, and a $240.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months.  As at December 31, 2011, $505.8 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $597.0 million of fixed maturity investments from the Company’s investment portfolio. The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

These facilities are used to provide security to reinsureds and for Funds at Lloyd’s, and they are fully collateralized by the Company, to the extent of the letters of credit outstanding at any given time.

13.   SHAREHOLDERS’ EQUITY

Common shares

At December 31, 2011 and 2010, the total authorized common voting shares of the Company were 300,000,000 and 300,000,000, respectively, with a par value of $0.01 per common share.

The holders of common voting shares are entitled to receive distributions (previously in the form of dividends prior to the Redomestication) as declared from time to time and are entitled to one vote per common share, subject to certain restrictions.

The following table is a summary of common shares issued and outstanding:

	For the years ended December 31,
	2011	2010	2009
Common voting shares:
Balance at beginning of period	68,585,588	82,985,219	84,801,732
Conversion of performance share units (1)	1,359,378	-	42,000
Conversion of restricted share units (1)	222,176	10,499	141,487
Shares repurchased and cancelled	-	(520,960)	-
Shares repurchased and held in treasury	-	(13,889,170)	(2,000,000)
Balance at end of period	70,167,142	68,585,588	82,985,219

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

During the third quarter of 2010, the Company repurchased 1,420,960 common shares pursuant to its buyback program at a total cost of $14.8 million. Of the common shares repurchased, 900,000 common shares were purchased on August 20, 2010, under a private purchase agreement for the employee share compensation plans (PSU Plan and Restricted Share Unit Plan (“RSU Plan”)), while the remaining 520,960 common shares were purchased on the open market. As of December 31, 2011, authority to repurchase up to $11.2 million of common shares remained available under the buyback program.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Shares purchased by a subsidiary

On December 14, 2010, pursuant to the Purchase Agreement between Flagstone (Bermuda) Holdings Limited (“Bermuda Holdings”), Mr. Byrne, and certain companies associated with Mr. Byrne, Bermuda Holdings purchased 8,005,024 shares of Flagstone from such companies in connection with the retirement of Mr. Byrne as a member of the Board at a total cost of $91.9 million.

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

On June 25, 2010, the Warrant was amended and restated so that Haverford could transfer the Leyton Warrant to Leyton Limited, a company associated with Flagstone’s chief executive officer David Brown. Haverford continued to hold the Haverford Warrant and all other terms of each Warrant remained unchanged.

On December 14, 2010, in connection with the retirement of Mr. Byrne as a member of the Board of the Company and pursuant to the Purchase Agreement between Bermuda Holdings, Mr. Byrne and Haverford and Limestone, companies associated with Mr. Byrne, Bermuda Holdings purchased the Haverford Warrant at a total cost of $14.2 million, which includes $0.7 million of transaction costs. In accordance with Compensation – Stock Compensation Topic of the FASB ASC, as the Haverford Warrant purchase price was based on an estimate of the Haverford Warrant purchase date fair value, additional paid-in capital was charged for the amount of the Haverford Warrant purchase price and related transaction expenses.

On December 14, 2010, the Company purchased the Haverford Warrant from Bermuda Holdings.  The Company subsequently cancelled the Haverford Warrant.  The Leyton Warrant, exercisable at maturity for 630,194 common shares of the Company, remains outstanding.

14.      SHARE BASED COMPENSATION

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

A summary of the activity under the PSU Plan as at December 31, 2011, 2010 and 2009, and changes during the years ended December 31, 2011, 2010, and 2009, is as follows:

	For the years ended December 31,
	2011			2010			2009
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	3,998,558	$10.25	0.9	3,305,713	$10.04	1.6	2,189,982	$10.13	2.5
Granted	785,000	12.55		878,000	11.05		1,357,143	9.93
Forfeited	(109,733)	11.24		(185,155)	10.28		(181,412)	10.14
Performance factor changes	(1,584,374)	10.84		-	-		-	10.25
Exercised	(1,413,326)	10.12		-	-		(60,000)	-
Outstanding at end of period	1,676,125	10.83	0.7	3,998,558	10.25	0.9	3,305,713	10.04	1.6

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. Taking into account the results to date and the expected results for the remainder of the performance periods, the Company has established the most probable factor as the minimum for each series, with the exception of one series which has been established to have a probable factor of 60%. For the years ended December 31, 2011, 2010 and 2009, respectively, $(1.1) million, $14.9 million and $13.2 million has been recorded in general and administrative expenses in relation to the PSU Plan.  The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a two or three year period.  As at December 31, 2011, 2010 and 2009, there was a total of $4.8 million, $12.2 million and $19.4 million, respectively, of unrecognized compensation cost related to non-vested PSUs; that cost is expected to be recognized over a period of approximately 1.6 years, 1.5 years and 1.6 years, respectively.

Since the inception of the PSU Plan, 1,473,326 PSUs have vested and 2,368,658 PSUs have been cancelled.

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

A summary of the activity under the RSU Plan as at December 31, 2011, 2010 and 2009, and changes during the years ended December 31, 2011, 2010, and 2009, is as follows:

	For the years ended December 31,
	2011			2010			2009
	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term	Number expected to vest	Weighted average grant date fair value	Weighted average remaining contractual term

Outstanding at beginning of period	577,213	$11.08	0.3	373,157	$10.89	0.5	282,876	$13.13	0.5
Granted	270,134	11.62		272,836	11.11		307,797	10.00
Forfeited	(71,500)	11.82		(60,740)	10.16		(43,985)	11.26
Exercised in the period	(251,668)	10.79		(8,040)	10.51		(173,531)	12.85
Outstanding at end of period	524,179	11.40	0.3	577,213	11.08	0.3	373,157	10.89	0.5

As at December 31, 2011, 2010 and 2009, there was a total of $1.0 million, $0.9 million and $0.9 million, respectively, of unrecognized compensation cost related to non-vested RSUs; that cost is expected to be recognized over a period of approximately 1.0 year, 1.0 year, and 1.0 year, respectively.  A compensation expense of $2.3 million, $2.4 million and $2.7 million has been recorded in general and administrative expenses for the years ended December 31, 2011, 2010 and 2009, respectively, in relation to the RSU Plan.

Since the inception of the RSU Plan in July 2006, 560,242 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled.  During the years ended December 31, 2011, 2010 and 2009, 63,964, 64,896, and 72,666 RSUs, respectively, were granted to the directors. During the years ended December 31, 2011, 2010 and 2009, 92,268, 8,040, and 2,985 RSUs, respectively, granted to directors were converted into common shares of the Company as elected by the directors.

The Company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of the PSUs and RSUs outstanding as of December 31, 2011 was $13.9 million and $4.3 million, respectively.

15.       EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2011, 2010, and 2009 is as follows:

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	For the years ended December 31,
	2011	2010	2009

Basic earnings per common share
Net (loss) income attributable to Flagstone	$(326,133)	$97,084	$242,192
Weighted average common shares outstanding	69,809,727	78,391,591	84,074,056
Weighted average vested restricted share units	320,029	265,097	205,721
Weighted average common shares outstanding—Basic	70,129,756	78,656,688	84,279,777
Basic (loss) earnings per common share	$(4.65)	$1.23	$2.87

Diluted earnings per common share
Net (loss) income attributable to Flagstone	$(326,133)	$97,084	$242,192
Weighted average common shares outstanding	69,809,727	78,391,591	84,074,056
Weighted average vested restricted share units outstanding	320,029	265,097	205,721
	70,129,756	78,656,688	84,279,777
Share equivalents:
Weighted average unvested restricted share units	-	223,902	224,015
Weighted average unvested performance share units	-	-	-
Weighted average common shares outstanding—Diluted	70,129,756	78,880,590	84,503,792
Diluted (loss) earnings per common share	$(4.65)	$1.23	$2.87

Dilutive share equivalents have been excluded in the weighted average common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. The number of anti-dilutive share equivalents that were excluded in the computation of diluted earnings per share for the year ended December 31, 2011, was 1,057,118. Also at December 31, 2011, 2010, and 2009, there was a warrant outstanding which would result in the issuance of 630,194, 630,194 and 8,585,747 common shares, respectively, that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive. Because the number of shares contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, the PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known.  As at December 31, 2011, 2010, and 2009, there were 1,676,125, 3,998,558, and 3,305,713 PSUs, respectively, which were expected to vest.  The maximum number of common shares that could be issued under the PSU Plan at December 31, 2011, 2010, and 2009, was 4,722,175, 5,751,765, and 4,712,498 respectively.

16.   NONCONTROLLING INTEREST

At December 31, 2011, the Company’s consolidated results included the results of Mont Fort from January 12, 2007 onwards (see Note 5). The portions of Mont Fort’s net income and shareholders’ equity attributable to holders of the preferred shares for the years ended December 31, 2011, 2010 and 2009 are recorded in the consolidated financial statements of the Company as noncontrolling interest.  On August 10, 2009, Mont Fort repurchased 43.6 million preferred shares relating to its first cell, Mont Fort ILW for $63.1 million. On June 3, 2010 and July 27, 2010, Mont Fort repurchased 17.3 million and 32.7 million preferred shares relating to its second cell, Mont Fort ILW 2, for $32.0 million and $47.5 million, respectively. On March 25, 2011, Mont Fort repurchased 28.1 million preferred shares relating to its third cell, Mont Fort High Layer, for $46.5 million. As a result of this preferred share repurchase there is no longer a noncontrolling interest in Mont Fort.  In relation to Mont Fort, the Company recorded income (loss) attributable to noncontrolling interest of $(0.6), $10.5 million, and $(26.3) million, respectively, for the years ended 2011, 2010 and 2009 and $nil and $45.9 million, respectively, was included in noncontrolling interest on the consolidated balance sheets as at 2011 and 2010.

At December 31, 2011, the Company’s consolidated results include the results of Island Heritage from July 1, 2007 onwards. The portions of Island Heritage’s net income and shareholders’ equity attributable to the minority shareholders for the years ended December 31, 2011, 2010 and 2009 are recorded in the consolidated financial statements of the Company as noncontrolling interest.   In relation to Island Heritage, the Company recorded income (loss) attributable to noncontrolling interest of $(2.1) million, $(1.9) million, and $(1.7) million for the years ended December 31, 2011, 2010 and 2009, respectively, and $17.5 million and $15.9 million, respectively, was included in noncontrolling interest on the consolidated balance sheets as at December 31, 2011 and  2010.  On October 24, 2011, the Company announced its decision to divest its ownership position in Island Heritage. Refer to Note 3 “Discontinued Operations” for more information.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

17.   RELATED PARTY TRANSACTIONS

On November 24, 2009, Flagstone Suisse entered into a senior unsecured loan agreement with Star and Shield Holdings LLC (“Star and Shield”), the manager of a member owned insurance company in which the Company holds a 43.3% equity investment interest.  Under the terms of the agreement, the Company agreed to a revolving basis commitment of $2.5 million with an interest rate of three month LIBOR plus 8.5% per annum, adjusted and compounded quarterly on any unpaid balance of principal and interest until the maturity of the loan which is no later than November 24, 2012.  On December 21, 2010, the agreement was amended to increase the commitment to $3.5 million.

On July 9, 2011, Flagstone Suisse entered into a senior unsecured convertible loan agreement with Star and Shield.  Under the terms of the agreement, the Company agreed to lend $3.5 million with an interest rate of three month LIBOR plus 12.0%, adjusted and compounded quarterly on any unpaid balances of principal and interest until the final maturity of the loan which is no later than May 31, 2016.  The loan is also convertible at the option of the lender for shares of Star and Shield based on the terms of the agreement.

As at December 31, 2011 and December 31, 2010, the Company had advanced $7.0 million and $3.5 million, respectively, as a loan receivable from Star and Shield on its Consolidated Balance Sheet.

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

On December 8, 2010 Bermuda Holdings entered into a Share and Warrant Purchase Agreement (the “Purchase Agreement”) with Mr. Byrne, Limestone, and Haverford pursuant to which Bermuda Holdings (i) purchased from Limestone 5,155,156 shares of the Company at a price of $11.4823 per share, (ii) purchased from Haverford 2,849,868 shares of Flagstone at a price of $11.4823 per share, and (iii) purchased from Haverford, at a price of $13,500,000, the Haverford Warrant.  The transactions contemplated by the Purchase Agreement were completed on December 14, 2010. For further information on these purchases, refer to Note 13 “Shareholders’ Equity”.

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

On May 17, 2010, the Company entered into a commitment agreement to purchase $25.0 million of Marathon Legacy Securities Public-Private Investment Funds, Ltd.  On September 30, 2010, the Company entered into a further commitment agreement to purchase $9.0 million of the fund. From 2005 until December 31, 2011, a member of the Company’s Board is also a managing director of Marathon Asset Management, L.P., the investment manager of the fund.  As of December 31, 2011, the market value of the Company’s investment in this fund was $33.8 million and there was no remaining capital commitment.

The Company’s subsidiaries have investment management agreements in place with Neuberger Berman Fixed Income LLC, which owns shares in the Company. Investment management fees under these agreements during 2011 were $0.4 million.

18.   COMMITMENTS AND CONTINGENCIES

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

As at December 31, 2011 and 2010, substantially all of the Company’s portfolio cash and investments were held with one custodian bank.

The Company’s investment portfolio is managed in accordance with the diversification strategy outlined in the Company’s investment policy guidelines.  Specific provisions limit the allowable holdings of a single issue or issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments.

Brokers

The Company also underwrites the majority of its reinsurance business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance balances to the Company. Concentrations of credit risk with respect to reinsurance balances are as described in Note 20 “Segment Reporting”.

For the year ended December 31, 2011, two brokers accounted for approximately 67% of gross premiums written and for the year ended December 31, 2010, two brokers accounted for approximately 71% of gross premiums written.

Lease commitments

The Company and its subsidiaries lease office space and guest accommodations in the countries in which they operate under operating leases which expire at various dates. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases for the years ended December 31, 2011 and 2010 and 2009 was approximately $3.4 million, $2.7 million, and $2.9 million.

Future minimum rental lease payments under the leases are expected to be as follows:

For the years ending December 31,	Rental Leases
2012	$3,690
2013	2,818
2014	2,371
2015	1,855
2016	808
2017 and thereafter	361
Total minimum future lease commitments	$11,903

Capital Commitments

During 2008, the Company entered into an agreement to acquire an office building in Luxembourg.  The building is currently under construction and is expected to be completed in 2012.  During 2009, the Company entered into an agreement to acquire an office building in Martigny.  The remaining balance of $0.7 million and $4.6 million, respectively, for Luxembourg and Martigny, is to be paid as specific milestones are reached in the construction.

Investment commitments

The Company has made certain commitments with respect to investments in investment funds. As at December 31, 2011 and 2010, the total outstanding investment commitments was $10.7 million and $13.7 million, respectively.

Legal proceedings

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.

As at December 31, 2011 and 2010, the Company was not a party to any material litigation or arbitration proceedings.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

19.   DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

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

Dividends may be paid in (1) cash in the form of a check, or by warrant, or (2) wholly or partly in kind by the distribution of assets (in particular, paid up shares, debentures or debenture stock) to shareholders.

No dividend or other monies payable in respect of a share in the Company will bear interest against the Company unless otherwise provided by the rights attached to the share.

Subject to the Luxembourg Company law, interim dividends may be declared by the Board. The declaration of interim dividends is subject to the approval of shareholders at the next general meeting. Where the payments made on account of interim dividends exceed the amount of dividends subsequently approved by shareholders at the general meeting, they shall, to the extent of the overpayment, be deemed to have been paid on account of the next dividend.   The Articles of Incorporation of the Company allow for the declaration of interim dividends, but any payment of interim dividends shall be subject to the conditions that: (i) interim accounts shall be drawn up showing that the funds available for distribution are sufficient; (ii) the amount to be distributed may not exceed total profits made since the end of the last financial year for which the accounts have been approved, plus any profits carried forward and sums drawn down from reserves available for this purpose, less losses carried forward any sums to be placed to reserve pursuant to the requirements of the law or the Articles of Incorporation; (iii) the decision of the Board to distribute an interim dividend may not be taken more than two months after the date at which the interim accounts (before mentioned) have been made up; (iv) in their report, the Board and the authorized statutory auditor  shall verify whether the above conditions have been satisfied.

Since the Redomestication of the Company from Bermuda to Luxembourg in May 2010, the Company has paid six quarterly distributions to shareholders  each in the amount of $0.04 per share, which are subject to the requirements set out in the previous paragraph.

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

Bermuda
While Mont Fort is registered as a Class 3 insurer in Bermuda, the following disclosure focuses on Flagstone Suisse operating through its Bermuda branch as it is subject to the most onerous regulation and supervision.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Bermuda law limits the maximum amount of annual dividends or distributions that can be paid by Flagstone Suisse to the Company and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority (the “BMA”). As a Bermuda Class 4 reinsurer, Flagstone Suisse may not pay dividends in any financial year which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless at least seven days before payment of those dividends, it files an affidavit with the BMA signed by at least two directors and Flagstone Suisse’s principal representative, which states that in their opinion, declaration of those dividends will not cause Flagstone Suisse to fail to meet its prescribed solvency margin and liquidity ratio.  Further, Flagstone Suisse may not reduce by 15% or more its total statutory capital as set out in its previous year’s financial statements, without the prior approval of the BMA.  This may limit the amount of funds available for distribution to the Company, restricting the Company’s ability to pay dividends, make distributions and repurchase any of its common shares.  Flagstone Suisse was required to maintain a minimum level of statutory capital and surplus of $306.2 million (unaudited) and $345.8 million (unaudited), as at December 31, 2011 and 2010, respectively. Actual statutory capital and surplus as at December 31, 2011 and 2010 was $1.4 billion (unaudited) and $1.6 billion, respectively.

In 2008, new statutory legislation was enacted in Bermuda, which included, among other things, the Bermuda Solvency Capital Requirement (“BSCR”) which is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Bermuda Insurance Act. Effective December 31 2008, the BMA required all Class 4 insurers to maintain their capital at a target level which is set at 120% of the minimum amount calculated in accordance with the BSCR or an approved in-house model. The Company is currently completing the 2011 BSCR for its Class 4 insurers and at this time believes that Flagstone Suisse will exceed the target level of capital.

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

Flagstone Capital Management Luxembourg – SICAF FIS
In accordance with the Private Placement Memorandum of FCML, the general meeting of FCML shall determine how the profits (including net realized capital gains) of FCML shall be disposed of and may from time to time declare, or authorize the board of directors of FCML to declare dividends, provided however that the capital of FCML including issue premiums does not fall below €1,250,000 or the equivalent thereof in any currency in which shares in FCML are issued. Dividends may also be paid out of net unrealized capital gains after deduction of realized losses. Dividends declared will be paid in the applicable sub-fund’s base currency and may be paid at such places and times as may be determined by the board of directors of FCML.

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

20.    SEGMENT REPORTING

To better align the Company’s operating and reporting structure with its current strategy, as a result of the strategic decision to divest of its Lloyd’s and Island Heritage reporting segments, the Company has revised its reportable segments. Management views the operations and management of the company’s continuing operations as one reporting segment and does not differentiate its lines of business into separate reporting segments. As a result of this process, the Company now reports its results to the chief operating decision maker based on one reporting segment.

The Company regularly reviews our financial results and assesses our performance on the basis of its single reporting segment in accordance with the Segment Reporting Topic of the FASB ASC.

The comparative information below reflects the Company’s current segment structure.

The lines of business are more fully described as follows:

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
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The following tables set forth a breakdown of the Company’s gross premiums written by line of business and geographic area of risks insured for the periods indicated:

	For the years ended December 31,
	2011		2010		2009
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Line of business
Property catastrophe	$430,781	54.5%	$474,501	57.9%	$468,158	61.7%
Property	177,485	22.5%	175,830	21.5%	142,184	18.8%
Short-tail specialty and casualty	181,431	23.0%	169,203	20.6%	148,021	19.5%
Total	$789,697	100.0%	$819,534	100.0%	$758,363	100.0%

	For the years ended December 31,
	2011		2010		2009
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Geographic area of risk insured (1)
Caribbean	$6,852	0.9%	$9,788	1.2%	$8,585	1.1%
Europe	125,777	15.9%	126,833	15.5%	108,521	14.3%
Japan and Australasia	93,501	11.8%	60,354	7.4%	55,424	7.3%
North America	347,692	44.0%	400,264	48.8%	372,822	49.2%
Worldwide risks (2)	168,458	21.4%	172,172	21.0%	160,949	21.2%
Other	47,417	6.0%	50,123	6.1%	52,062	6.9%
Total	$789,697	100.0%	$819,534	100.0%	$758,363	100.0%

(1)Except as otherwise noted, each of these categories includes contracts that cover risks located primarily in the designated geographic area.
(2)Includes contracts that cover risks in two or more geographic zones.

For the years ended December 31, 2011, 2010 and 2009, gross premiums written by brokers were as follows:

	For the years ended December 31,
	2011		2010		2009
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total

Name of broker
Aon Benfield	$262,118	33.2%	$309,795	37.8%	$347,292	45.8%
Guy Carpenter	267,306	33.8%	270,517	33.0%	207,810	27.4%
Willis Group	116,892	14.8%	100,585	12.3%	71,682	9.4%
Other brokers	143,381	18.2%	138,637	16.9%	131,579	17.4%
Total	$789,697	100.0%	$819,534	100.0%	$758,363	100.0%

21.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through to the date the financial statements were available to be issued and has determined that there were no subsequent events that require disclosure.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

22.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

2011
Net premiums written	$43,203	$61,585	$219,719	$233,925
Net premiums earned	121,764	130,041	118,620	201,053
Net investment income	6,647	6,167	12,300	9,198
Net realized and unrealized gains (losses)	3,459	(37,897)	6,081	10,081
Other income	1,372	1,376	1,554	1,132
Total revenues	133,242	99,687	138,555	221,464

Loss and loss adjustment expenses	145,167	131,879	96,490	302,999
Acquisition costs	20,022	31,619	25,613	38,071
General and administrative expenses	30,213	19,785	19,744	16,075
Interest expense	2,789	3,137	2,892	2,850
Net foreign exchange losses (gains)	1,414	(33,981)	27,445	9,603
Total expenses	199,605	152,439	172,184	369,598
Loss before income taxes and interest in earnings of equity investments	(66,363)	(52,752)	(33,629)	(148,134)
(Provision) recovery for income tax	(354)	(668)	827	246
Interest in earnings of equity investments	(216)	(250)	(171)	(285)
Loss from continuing operations	(66,933)	(53,670)	(32,973)	(148,173)
(Loss) income from discontinued operations, net of taxes	(17,630)	(5,769)	13,960	(12,223)
Net loss	(84,563)	(59,439)	(19,013)	(160,396)
Less: Income attributable to noncontrolling interest	(595)	(106)	(1,197)	(824)
NET LOSS ATTRIBUTABLE TO FLAGSTONE	$(85,158)	$(59,545)	$(20,210)	$(161,220)

Loss from continuing operations per common share - Basic	$(0.96)	$(0.77)	$(0.49)	$(2.15)
Loss (income) from discontinued operations per common share - Basic	$(0.25)	$(0.08)	$0.20	$(0.17)
Net loss attributable to Flagstone per common share - Basic	$(1.21)	$(0.85)	$(0.29)	$(2.32)
Loss from continuing operations per common share - Diluted	$(0.96)	$(0.77)	$(0.49)	$(2.15)
Loss (income) from discontinued operations per common share - Diluted	$(0.25)	$(0.08)	$0.20	$(0.17)
Net loss attributable to Flagstone per common share - Diluted	$(1.21)	$(0.85)	$(0.29)	$(2.32)
Distributions declared per common share(1)	$0.04	$0.04	$0.04	$0.04

(1)Distributions declared per common share are in the form of a non-dividend return of capital. Prior to the Redomestication, such distributions were in the form of dividends.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

2010
Net premiums written	$52,728	$107,049	$245,558	$263,394
Net premiums earned	155,510	150,501	182,082	169,010
Net investment income	8,230	7,247	8,043	7,097
Net realized and unrealized investment gains (losses)	9,421	47,094	(14,343)	15,156
Other income	917	(40)	4,304	2,763
Total revenues	174,078	204,802	180,086	194,026

Loss and loss adjustment expenses	105,052	95,700	111,890	97,205
Acquisition costs	31,738	17,593	32,820	29,863
General and administrative expenses	25,732	39,713	35,538	33,512
Interest expense	2,604	2,690	2,545	2,514
Net foreign exchange (gains) losses	(353)	16,468	(7,651)	(9,367)
Total expenses	164,773	172,164	175,142	153,727
Income before income taxes and interest in earnings of equity investments	9,305	32,638	4,944	40,299
Recovery (provision) for income tax	131	(784)	(347)	(1,102)
Interest in earnings of equity investments	(334)	(364)	(283)	(260)
Income (loss) from continuing operations	9,102	31,490	4,314	38,937
Income (loss) from discontinued operations	9,474	4,185	(7,701)	(1,387)
Net income (loss)	18,576	35,675	(3,387)	37,550
Less: (Income) loss attributable to noncontrolling interest	(3,526)	1,586	16,656	(6,046)
NET INCOME ATTRIBUTABLE TO FLAGSTONE	$15,050	$37,261	$13,269	$31,504

Income from continuing operations per common share - Basic	$0.07	$0.43	$0.26	$0.40
Income (loss) from discontinued operations per common share - Basic	$0.13	$0.05	$(0.09)	$(0.02)
Net income attributable to Flagstone per common share - Basic	$0.20	$0.48	$0.17	$0.38
Income from continuing operations per common share - Diluted	$0.07	$0.43	$0.26	$0.40
Income (loss) from discontinued operations per common share - Diluted	$0.13	$0.05	$(0.09)	$(0.02)
Net income attributable to Flagstone per common share - Diluted	$0.20	$0.48	$0.17	$0.38
Dividends declared per common share	$0.04	$0.04	$0.04	$0.04

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.

REPORT ON SCHEDULES I-IV
Schedule		Page

I	Summary of Investments	135
II	Condensed Financial Information of Registrant	136
III	Supplementary Insurance Information	140
IV	Reinsurance	141

All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As At December 31, 2011

(Expressed in thousands of U.S. dollars)

	Amortized	Fair	Balance sheet
	cost or cost	value	amount
Type of investments
Fixed maturity:
Bonds:
United States Government and government agencies and authorities	$320,666	$323,781	$323,781
States, municipalities and political subdivisions	-	-	-
Foreign governments	102,116	109,515	109,515
Public utilities	-	-	-
Convertibles and bonds with warrants attached	-	-	-
All other corporate bonds	712,973	705,139	705,139
Certificates of deposit	-	-	-
Redeemable preferred stock	-	-	-
Total fixed maturity investments	1,135,755	1,138,435	1,138,435

Equity:
Common stock
Public utilities	-	-	-
Banks, trust and insurance companies	-	-	-
Industrial, miscellaneous and all other	245	82	82
Nonredeemable preferred stocks	-	-	-
Total equity investments	245	82	82

Mortgage loans on real estate	-	-	-
Real estate	-	-	-
Policy loans	-	-	-
Other long term investments	132,819	125,452	125,452
Short term investments	10,620	10,616	10,616
Total investments	$1,279,439	$1,274,585	$1,274,585

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

FLAGSTONE REINSURANCE HOLDINGS, S.A.
BALANCE SHEETS
As at December 31, 2011 and 2010
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	2011	2010

ASSETS
Cash and cash equivalents	$7	$7
Investment in subsidiaries	1,080,523	1,372,254
Due from subsidiaries	9,897	916
Other assets	690	982
Total assets	$1,091,117	$1,374,159

LIABILITIES
Due to subsidiaries	$17,235	$-
Long term debt	161,825	162,372
Accrued interest payable	1,784	1,092
Intercompany loans payable	117,557	72,647
Other liabilities	3,668	3,315
Total liabilities	302,069	239,426

SHAREHOLDERS' EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued (2011 - 84,464,259; 2010 - 84,474,758) and outstanding (2011 - 70,167,142; 2010 - 68,585,588)	845	845
Common shares held in treasury, at cost (2011 - 14,297,117; 2010 - 15,889,170)(1)	(160,448)	(178,718)
Additional paid-in capital	872,819	904,235
Accumulated other comprehensive loss	(12,584)	(6,178)
Retained earnings	88,416	414,549
Total shareholders' equity	789,048	1,134,733

Total liabilities and shareholders' equity	$1,091,117	$1,374,159

(1)10,905,024 treasury shares are held in a subsidiary of Flagstone and are included in the consolidated balance sheet as at December 31, 2010.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

FLAGSTONE REINSURANCE HOLDINGS, S.A.
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2011, 2010 and 2009
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	2011	2010	2009
REVENUES
Net investment income	$-	$140	$1,479
Net realized and unrealized (losses) gains - investments	(430)	(926)	2,385
Total revenues	(430)	(786)	3,864

EXPENSES
General and administrative expenses	11,824	51,024	7,629
Share based compensation expense	1,131	17,333	15,879
Interest expense	9,366	8,246	9,195
Net foreign exchange (gains) losses	(431)	(770)	16,824
Total expenses	21,890	75,833	49,527

Loss before income taxes, noncontrolling interest and interest in earnings of equity investments	(22,320)	(76,619)	(45,663)
Interest in earnings of equity investments	(303,813)	173,703	287,855

NET (LOSS) INCOME	$(326,133)	$97,084	$242,192

Index
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

FLAGSTONE REINSURANCE HOLDINGS, S.A.
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2011, 2010, and 2009
(PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

	2011	2010	2009
Cash flows (used in) provided by operating activities:
Net (loss) income	$(326,133)	$97,084	$242,192
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized losses (gains)	430	926	(2,385)
Net unrealized (gains) losses foreign exchange	(547)	(1,280)	581
Share based compensation expense	1,131	17,333	15,879
Interest in (earnings) loss of equity investments	303,813	(173,703)	(287,855)
Changes in assets and liabilities, excluding net assets acquired:
Due to subsidiaries	8,254	(5,894)	64,772
Other	(811)	21,298	(1,900)
Net cash (used in) provided by operating activities	(13,863)	(44,236)	31,284

Cash flows (used in) provided by investing activities:
Net cash (paid) received in acquisitions of subsidiaries	-	(20)	352
Other	(452)	1,090	1,303
Net cash (used in) provided by investing activities	(452)	1,070	1,655

Cash flows (used in) provided by financing activities:
Issue of common shares, net of issuance costs paid	-	-	(586)
Shares repurchased and held in treasury	-	(67,051)	(19,750)
Shares repurchased and cancelled	-	(5,376)	-
Warrant repurchase	-	(14,200)	-
Intercompany financing	24,963	137,142	-
Distributions paid on common shares	(11,206)	(12,571)	(13,414)
Other	558	853	826
Net cash provided by (used in) financing activities	14,315	38,797	(32,924)

(Decrease) increase in cash and cash equivalents	-	(4,369)	15
Cash and cash equivalents - beginning of year	7	4,376	4,361
Cash and cash equivalents - end of year	$7	$7	$4,376

Supplemental cash flow information:
Interest paid	$6,415	$6,325	$11,716
Dividends received from subsidiaries	$-	$9,727	$-

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTE TO CONDENSED FINANCIAL STATEMENTS

 (PARENT COMPANY)

(Expressed in thousands of U.S. dollars)

DEBT AND FINANCING ARRANGEMENTS

Long term debt

The Company’s debt outstanding as at December 31, 2011 and 2010 is as follows:

						Outstanding balances as at
	Issued	Notional	Interest	First Call	Maturity	December 31,
Issue Type	In	Amount	Rate	In	In	2011	2010
Deferrable Interest Debentures	2006	$120,000	LIBOR + 3.54%	2011	2036	$120,000	$120,000
Junior Subordinated Deferrable Interest Notes	2006	€13,000	Euribor + 3.54%	2011	2036	16,825	17,372
Junior Subordinated Deferrable Interest Notes	2007	$25,000	LIBOR + 3.10%	2012	2037	25,000	25,000
						$161,825	$162,372

The FASB ASC Topic on Financial Instruments requires disclosure of fair value information of financial instruments. For financial instruments where quoted market prices are not available, the fair value of these financial instruments is estimated by discounting future cash flows or by using similar recent transactions. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. The Company does not carry its long term debt at fair value on its consolidated balance sheets. As at December 31, 2011, the Company estimated the fair value of its long term debt to be approximately $127.8 million and as at December 31, 2010, the Company estimated the fair value of its long term debt to be approximately $146.0 million.

The Notes indentures contain various covenants, including limitations on liens on the stock restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the Notes indentures at December 31, 2011.

Interest expense includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period from the issuance of the Notes to the earliest they may be called by the Company. For the years ended December 31, 2011, 2010, and 2009, the Company incurred interest expense and amortization of debt offering expenses of $7.0 million, $7.2 million, and $8.3 million on the Notes.  Also, at December 31, 2011 and 2010, the Company had $0.3 million and $0.3 million, respectively, of interest payable included in other liabilities in the consolidated balance sheets.

Future principal and interest payments on long term debt are expected to be as follows:

Estimated future
principal and interest
Year	payments
2012	$6,689
2013	6,689
2014	6,689
2015	6,689
2016	6,689
Later years	294,857
Total	$328,302

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
As at and For the Years Ended December 31, 2011, 2010, and 2009

(Expressed in thousands of U.S. dollars)

As at December 31, 2011			For the years ended December 31, 2011
Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written

$38,155	$897,368	$215,316	$571,478	$34,312	$676,535	$115,325	$85,817	$789,697

As at December 31, 2010			For the years ended December 31, 2010
Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written

$39,924	$583,267	$246,256	$657,103	$30,617	$409,847	$112,014	$134,496	$819,534

As at December 31, 2009			For the years ended December 31, 2009
Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written

$32,570	$436,192	$219,866	$653,966	$28,210	$239,954	$107,484	$119,576	$758,363

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.

SCHEDULE IV

REINSURANCE
As at and For the Years Ended December 31, 2011, 2010, and 2009

(Expressed in thousands of U.S. dollars)

		Ceded	Assumed		Percentage of
		to other	from other		amount
	Gross amount	companies	companies	Net amount	assumed to net

2011 - Property and casualty	$-	$231,265	$789,697	$558,432	141%
2010 - Property and casualty	$-	$150,805	$819,534	$668,729	123%
2009 - Property and casualty	$-	$140,850	$758,363	$617,513	123%

Index

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management has performed an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our company’s disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal year of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flagstone Reinsurance Holdings, S.A.
Luxembourg, Luxembourg

We have audited the internal control over financial reporting of Flagstone Reinsurance Holdings, S.A. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated March 13, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche Ltd.
Hamilton, Bermuda
March 13, 2012

Index

ITEM 9B.    OTHER INFORMATION

None.

Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference in a definitive proxy statement (“the Proxy Statement”) that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference in the Proxy Statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A under the Exchange Act.

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

3.           Exhibits – see Exhibit Index.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2012.

FLAGSTONE REINSURANCE HOLDINGS, S.A.

By:	/s/ David A. Brown
Name: David A. Brown
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Brown	Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2012
David A. Brown

/s/ Patrick Boisvert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2012
Patrick Boisvert

/s/ E. Daniel James	Non-Executive Chairman and Director	March 13, 2012
E. Daniel James

/s/ Gary Black	Director	March 13, 2012
Gary Black

/s/ Stephen Coley	Director	March 13, 2012
Stephen Coley

/s/ Thomas Dickson	Director	March 13, 2012
Thomas Dickson

/s/ Stewart Gross	Director	March 13, 2012
Stewart Gross

/s/ Tony Knap	Director	March 13, 2012
Tony Knap

/s/ Anthony Latham	Director	March 13, 2012
Anthony Latham

/s/ Jan Spiering	Director	March 13, 2012
Jan Spiering

/s/ Wray T. Thorn	Director	March 13, 2012
Wray T. Thorn

/s/ Peter Watson	Director	March 13, 2012
Peter Watson

Index

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Articles of Incorporation of Flagstone Reinsurance Holdings, S.A. dated May 12, 2011.
4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed May 19, 2010).
4.2	Amended and Restated Share Purchase Warrant, dated June 25, 2010 (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed March 2, 2011).
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

Index

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

10.15*	Employment Agreement dated August 8, 2011 between Gary Prestia and Flagstone Representatives (US), Inc.
10.16*	Employment Agreement dated August 8, 2011 between Guy Swayne and Flagstone Réassurance Suisse SA – Bermuda Branch.
10.17
Amended and Restated Employment Agreement dated April 24, 2009 between Patrick Boisvert and Flagstone Réassurance Suisse SA and Amendment Letter, dated as of January 1, 2011, to the Amended and Restated Employment Agreement between Patrick Boisvert and Flagstone Réassurance Suisse SA. (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed March 2, 2011).

10.18*	Employment Agreement dated August 8, 2011 between David Flitman and Flagstone Réassurance Suisse SA – Bermuda Branch.
10.19	Charter agreement dated December 20, 2005 with Longtail Aviation Ltd. (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement filed December 8, 2006).
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

Index

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

10.33
Account Control Agreement, dated as of 1 September 2011, by and among FCML, Barclays Bank plc and J. P. Morgan Bank Luxembourg S.A (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed September 6, 2011)

10.34
Facultative Obligatory Surplus Reinsurance Contract effective June 5, 2006 between Flagstone Reinsurance Limited and Mont Fort Re Ltd. in respect of its segregated account, designated as ILW Cell (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement filed December 8, 2006).

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
10.44
Share and Warrant Purchase Agreement, dated December 8, 2010, between Flagstone (Bermuda) Holdings, Mr. Byrne, Haverford (Bermuda) Limited, and Limestone Business Limited (incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K filed March 2, 2011).

10.45
Letter Agreement, dated December 8, 2010, between Flagstone Reinsurance Holdings, S.A., Mr. Byrne, Limestone Business Limited and Haverford (Bermuda) Limited (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed March 2, 2011)

Index

10.46
$200,000,000 Multicurrency Letter of Credit Facility Agreement, dated as of 31 August 2011, by and among Flagstone Suisse, FCML and Barclays Bank plc (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed September 6, 2011).

10.47
Luxembourg Account Pledge Agreement, dated as of 31 August 2011, by and between FCML and Barclays Bank plc (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed September 6, 2011).

10.48
Deed of Charge Over Credit Balances, dated as of 31 August 2011, by and between FCML and Barclays Bank plc (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed September 6, 2011).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as a block of text.
* Filed herewith.