Form 10-Q
period 2012-03-31
Flagstone Reinsurance Holdings, S.A.
filed 2012-05-04
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑   Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

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

As of May 4, 2012, the Registrant had 71,058,922 common voting shares outstanding, net of treasury shares with a par value of  $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS, S.A.

Index
PART I − FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at March 31,	As at December 31,
	2012	2011
ASSETS
Investments:
Fixed maturity investments, at fair value (Amortized cost: 2012 - $1,113,457; 2011 - $1,135,755)	$1,132,101	$1,138,435
Short term investments, at fair value (Amortized cost: 2012 - $7,475; 2011 - $10,620)	7,473	10,616
Equity investments, at fair value (Amortized cost: 2012 - $249; 2011 - $245)	81	82
Other investments	131,509	125,452
Total investments	1,271,164	1,274,585
Cash and cash equivalents	217,050	249,424
Restricted cash	22,144	17,538
Premium balances receivable	254,948	236,375
Unearned premiums ceded	82,904	30,550
Reinsurance recoverable	251,207	271,183
Accrued interest receivable	9,914	12,950
Receivable for investments sold	4,060	18
Deferred acquisition costs	39,735	38,155
Funds withheld	20,680	25,116
Other assets	120,569	160,950
Assets held for sale including discontinued operations	540,123	461,652
Total assets	$2,834,498	$2,778,496

LIABILITIES
Loss and loss adjustment expense reserves	$849,975	$897,368
Unearned premiums	242,341	215,316
Insurance and reinsurance balances payable	104,266	75,433
Payable for investments purchased	44,781	6,255
Long term debt	251,088	250,575
Other liabilities	52,702	54,059
Liabilities of discontinued operations held for sale	441,409	472,957
Total liabilities	1,986,562	1,971,963

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued (2012 - 84,464,259; 2011 - 84,464,259) and outstanding (2012 - 71,058,922; 2011 - 70,167,142)	845	845
Common shares held in treasury, at cost (2012 - 13,405,337; 2011 - 14,297,117)	(150,202)	(160,448)
Additional paid-in capital	859,327	872,819
Accumulated other comprehensive loss	(8,255)	(12,584)
Retained earnings	127,601	88,416
Total Flagstone shareholders’ equity	829,316	789,048
Noncontrolling interest in subsidiaries	18,620	17,485
Total equity	847,936	806,533
Total liabilities and equity	$2,834,498	$2,778,496

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended March 31,
	2012	2011

REVENUES
Gross premiums written	$170,228	$352,675
Premiums ceded	(84,899)	(118,750)
Net premiums written	85,329	233,925
Change in net unearned premiums	28,416	(32,872)
Net premiums earned	113,745	201,053
Net investment income	5,067	9,198
Net realized and unrealized gains - investments	18,103	10,771
Net realized and unrealized gains (losses) - other	6,383	(690)
Other income	2,811	1,132
Total revenues	146,109	221,464

EXPENSES
Loss and loss adjustment expenses	66,449	302,999
Acquisition costs	22,653	38,071
General and administrative expenses	21,860	16,075
Interest expense	2,958	2,850
Net foreign exchange losses	4,231	9,603
Total expenses	118,151	369,598
Income (loss) from continuing operations before income taxes and interest in earnings of equity investments	27,958	(148,134)
(Provision) recovery for income tax	(128)	246
Interest in earnings of equity investments	18	(285)
Income (loss) from continuing operations	27,848	(148,173)
Income (loss) from discontinued operations, net of taxes	12,472	(12,223)
Net income (loss)	40,320	(160,396)
Less: Income attributable to noncontrolling interest	(1,135)	(824)
NET INCOME (LOSS) ATTRIBUTABLE TO FLAGSTONE	$39,185	$(161,220)

Net income (loss)	$40,320	$(160,396)
Change in currency translation adjustment	4,537	2,877
Change in defined benefit pension plan obligation	(208)	-
Comprehensive income (loss)	44,649	(157,519)
Less: Comprehensive income attributable to noncontrolling interest	(1,135)	(824)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FLAGSTONE	$43,514	$(158,343)

Weighted average common shares outstanding—Basic	70,678,937	69,351,852
Weighted average common shares outstanding—Diluted	71,156,700	69,351,852
Income (loss) from continuing operations per common share—Basic	$0.38	$(2.15)
Income (loss) from discontinued operations per common share—Basic	$0.17	$(0.17)
Net income (loss) attributable to Flagstone per common share—Basic	$0.55	$(2.32)
Income (loss) from continuing operations per common share—Diluted	$0.38	$(2.15)
Income (loss) from discontinued operations per common share—Diluted	$0.17	$(0.17)
Net income (loss) attributable to Flagstone per common share—Diluted	$0.55	$(2.32)
Distributions declared per common share	$0.04	$0.04

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

		Flagstone Shareholders' Equity
For the three months ended March 31, 2012	Total equity	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$806,533	$88,416	$(12,584)	$845	$(160,448)	$872,819	$17,485
Net income	40,320	39,185					1,135
Change in currency translation adjustment	4,537		4,537
Defined benefit pension plan obligation	(208)		(208)
Stock based compensation	950					950
Stock compensation exercised from treasury	-				10,246	(10,246)
Distributions declared per common share	(2,842)					(2,842)
Other	(1,354)					(1,354)
Ending balance	$847,936	$127,601	$(8,255)	$845	$(150,202)	$859,327	$18,620

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

		Flagstone Shareholders' Equity
For the three months ended March 31, 2011	Total equity	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,196,595	$414,549	$(6,178)	$845	$(178,718)	$904,235	$61,862
Redemption of preferred shares	(46,488)						(46,488)
Net loss	(160,396)	(161,220)					824
Change in currency translation adjustment	2,877		2,877
Stock based compensation	(3,005)					(3,005)
Stock compensation exercised from treasury	-				16,572	(16,572)
Distributions declared per common share	(2,801)					(2,801)
Other	(1,791)					(1,791)
Ending balance	$984,991	$253,329	$(3,301)	$845	$(162,146)	$880,066	$16,198

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

For the three months ended March 31,
	2012	2011

Cash flows provided by (used in) operating activities:
Net income (loss)	$40,320	$(160,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized gains	(25,902)	(10,214)
Net unrealized foreign exchange losses	6,158	1,683
Depreciation and amortization expense	980	1,637
Share based compensation expense (recovery)	950	(3,005)
Interest in earnings of equity investments	(18)	285
Accretion/amortization on fixed maturity investments	2,863	1,110
Changes in assets and liabilities, excluding net assets acquired:
Premium balances receivable	(29,042)	(120,238)
Unearned premiums ceded	(63,752)	(78,795)
Reinsurance recoverable	16,132	(61,430)
Deferred acquisition costs	(3,698)	(8,061)
Funds withheld	4,440	684
Loss and loss adjustment expense reserves	(42,843)	324,560
Unearned premiums	38,272	114,200
Insurance and reinsurance balances payable	31,117	58,692
Other changes in assets and liabilities, net	(13,293)	(18,744)
Net cash (used in) provided by operating activities	(37,316)	41,968

Cash flows (used in) provided by investing activities:
Purchases of fixed maturity investments	(345,343)	(308,812)
Sales and maturities of fixed maturity investments	420,981	394,147
Purchases of other investments	(1,418)	(3,486)
Sales and maturities of other investments	(2,115)	(9,068)
Purchases of fixed assets	(1,621)	(2,246)
Sales of fixed asset	39	-
Change in restricted cash	(70,011)	(12,458)
Net cash provided by investing activities	512	58,077

Cash flows (used in) provided by financing activities:
Repurchase of noncontrolling interest	-	(46,488)
Distributions paid per common share	(2,842)	(2,801)
Other	(1,292)	(361)
Net cash used in financing activities	(4,134)	(49,650)

Effect of foreign exchange rate on cash	(892)	990

(Decrease) increase in cash and cash equivalents	(41,830)	51,385
Decrease (increase) in cash and cash equivalents from discontinued operations	9,456	(17,117)
Cash and cash equivalents - beginning of year	249,424	223,033
Cash and cash equivalents - end of period	$217,050	$257,301

Supplemental cash flow information:
Receivable for investments sold	$4,060	$75,574
Payable for investments purchased	$44,781	$18,919
Interest paid	$2,450	$2,318

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

On October 24, 2011, the Company announced its plans to undertake a number of strategic initiatives, including its decision to divest its ownership positions in its former Lloyd’s and Island Heritage reportable segments in order to address changing business conditions, refocus the Company’s underwriting strategy on its property catastrophe reinsurance business and reduce its focus on reportable segments that absorb capital and produce lower returns. As part of this strategy, the Company is adjusting its geographic diversification in order to decrease the threat of frequency risk

The Company has classified the assets and liabilities associated with its former Lloyd’s and Island Heritage reportable segments as held for sale and the associated financial results have been presented in the Company’s consolidated financial statements as “discontinued operations” for all periods presented. See Note 4 “Assets Held for Sale and Discontinued Operations” for more information.

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

Except as discussed in Note 4 “Assets Held for Sale and Discontinued Operations” and unless otherwise noted, the notes to the unaudited condensed consolidated financial statements reflect the Company’s continuing operations.  These financial statements contain certain reclassifications of prior period amounts to be consistent with the current period presentation with no effect on net income or loss.

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented.  The results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters. This Quarterly Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 13, 2012.

3.    NEW ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in the 2011 Annual Report. There has been no change to our significant accounting policies since December 31, 2011.

4.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On October 24, 2011, the Company announced its plan to undertake a number of strategic initiatives designed to realign the Company’s strategy and core capabilities.  As a result of this realignment, the Company has commenced a formal process to divest its ownership positions in its former Lloyd’s and Island Heritage reportable segments.  The sale of our ownership position in Island Heritage was completed on April 5, 2012, for total proceeds of approximately $68.0 million, of which the Company received approximately $40.8 million for its approximate 60% interest, which is subject to a purchase price adjustment based on a final March 31, 2012 balance sheet. The divestiture will be recorded in the second quarter results. On April 3, 2012, the Company announced that it had entered into a definitive agreement to divest its former Lloyd’s reportable segment for total proceeds of approximately $48.0 million. The Lloyd’s divestiture is expected to be complete by the end of the second quarter of 2012, subject to the satisfaction of regulatory approvals and certain other customary closing conditions and subject to a purchase price adjustment based on a final March 31, 2012 balance sheet.

The Company has classified the assets and liabilities associated with its former Lloyd’s and island Heritage reportable segments as held for sale and the assets and liabilities have been recorded at the lower of the carrying value or fair value less costs to sell. The financial results for these operations have been presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented.

The Company does not anticipate losses on these divestitures.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Details of the assets and liabilities of discontinued operations held for sale as at March 31, 2012 and December 31, 2011 are as follows:

	As at March 31,	As at December 31,
	2012	2011
Assets of discontinued operations held for sale
Fixed maturity investments, at fair value	$91,804	$94,422
Short term investments, at fair value	1,400	4,444
Total investments	93,204	98,866
Cash and cash equivalents	82,338	91,794
Restricted cash	95,712	30,307
Premium balances receivable	110,079	99,075
Unearned premiums ceded	38,440	27,042
Reinsurance recoverable	21,831	17,934
Deferred acquisition costs	29,160	26,949
Goodwill and intangible assets	45,159	44,161
Other assets	14,518	15,836
Total assets of discontinued operations held for sale	$530,441	$451,964

Liabilities of discontinued operations held for sale
Loss and loss adjustment expense reserves	$240,335	$233,290
Unearned premiums	154,466	142,713
Insurance and reinsurance balances payable	29,827	27,400
Amounts due to affiliates	-	46,682
Other liabilities	16,781	22,872
Total liabilities of discontinued operations held for sale	$441,409	$472,957

Net assets (liabilities) of discontinued operations held for sale	$89,032	$(20,993)

The increase in net assets of discontinued operations during the quarter ended March 31, 2012, is primarily the result of amounts due to affiliates being capitalized and letters of credit being extinguished by placing funds directly with Lloyd’s of London.

The Company has reclassified the results of operations of the discontinued operations to income (loss) from discontinued operations in its consolidated statements of operations.  Details of the income from discontinued operations for the three months ended March 31, 2012 and 2011 are as follows:

	For the three months ended March 31,
	2012	2011
Revenues
Gross premiums written	$86,925	$69,476
Premiums ceded	(27,866)	(21,241)
Net premiums written	59,059	48,235
Net premiums earned	$59,163	$49,437
Other reinsurance income	122	3,943
Loss and loss adjustment expenses	(24,430)	(46,750)
Acquisition costs	(13,867)	(13,684)
General and administrative expenses	(9,372)	(9,018)
Underwriting income (loss)	11,616	(16,072)
Other income (expenses)	722	(537)
Recovery for income tax	134	4,386
Income (loss) from discontinued operations	$12,472	$(12,223)

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Assets held for sale

During the year ended December 31, 2011, the Company decided to dispose of its one remaining aircraft as well as corporate apartments, which will no longer be required due to the divestiture plans discussed above. These assets are reflected in assets held for sale including discontinued operations on the consolidated balance sheet as at March 31, 2012, at a carrying value of $9.7 million. The sale of the corporate apartments was completed on April 13, 2012, for total proceeds of approximately $1.3 million and will be recorded in the second quarter results. The Company does not anticipate a significant gain or loss on disposal of these assets.

5.       INVESTMENTS

Fixed maturity, short term, equity and other investments

The amortized cost or cost, gross unrealized gains and losses, and fair values as at March 31, 2012 and December 31, 2011 are as follows:

	As at March 31, 2012
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
U.S. government and agency securities	$313,078	$5,249	$(97)	$318,230
Other foreign governments	75,685	2,196	(396)	77,485
Corporates	390,884	13,565	(1,729)	402,720
Mortgage-backed securities	181,218	1,837	(2,844)	180,211
Asset-backed securities	152,592	1,172	(309)	153,455
	1,113,457	24,019	(5,375)	1,132,101

Short term investments
Corporates	7,475	-	(2)	7,473
	7,475	-	(2)	7,473

Equity investments	249	-	(168)	81
	249	-	(168)	81

Other investments
Investment funds	68,964	4,033	(6,490)	66,507
Catastrophe bonds	63,000	148	(321)	62,827
	131,964	4,181	(6,811)	129,334

Totals	$1,253,145	$28,200	$(12,356)	$1,268,989

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

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.2 million at both March 31, 2012 and December 31, 2011.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The country composition of the other foreign government classifications including the amortized cost or cost, gross unrealized gains and losses, and fair values as at March 31, 2012 and December 31, 2011 are as follows:

	As at March 31, 2012
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost or cost	gains	losses	value
Other foreign governments
Sovereign Debt
Eurozone
Portugal, Ireland, Italy, Greece & Spain	$-	$-	$-	$-
Other (excluding Eurozone)	47,442	1,297	(357)	48,382
	47,442	1,297	(357)	48,382

Financial institutions
Eurozone
Portugal, Ireland, Italy, Greece & Spain	-	-	-	-
Other	3,013	-	(20)	2,993
Total	3,013	-	(20)	2,993
Other (excluding Eurozone)	25,230	899	(19)	26,110
	28,243	899	(39)	29,103

Totals	$75,685	$2,196	$(396)	$77,485

	As at December 31, 2011
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost or cost	gains	losses	value
Other foreign governments
Sovereign debt
Eurozone
Portugal, Ireland, Italy, Greece & Spain	$-	$-	$-	$-
Other (excluding Eurozone)	49,667	4,527	(46)	54,148
	49,667	4,527	(46)	54,148

Financial institutions
Eurozone
Portugal, Ireland, Italy, Greece & Spain	-	-	-	-
Other	7,740	149	(403)	7,486
Total	7,740	149	(403)	7,486
Other (excluding Eurozone)	45,205	3,198	(26)	48,377
	52,945	3,347	(429)	55,863

Totals	$102,612	$7,874	$(475)	$110,011

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The following table presents the contractual maturity dates of fixed maturity and short term investments and their respective amortized cost and fair values as at March 31, 2012 and December 31, 2011.

	As at March 31, 2012		As at December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value

Due within one year	$11,352	$11,638	$29,294	$29,663
Due after 1 through 5 years	740,782	759,018	746,610	754,709
Due after 5 through 10 years	26,400	26,477	106,287	107,461
Due after 10 years	8,588	8,775	22,236	24,425
Mortgage and asset-backed securities	333,810	333,666	241,948	232,793
Total	$1,120,932	$1,139,574	$1,146,375	$1,149,051

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

The following table presents a breakdown of the credit quality of the Company's fixed maturity and short term investments as at March 31, 2012 and December 31, 2011:

	As at March 31, 2012		As at December 31, 2011
	Fair value	Percentage of total	Fair value	Percentage of total
Rating Category
AAA	$732,603	64.3%	$695,931	60.6%
AA	115,641	10.1%	92,299	8.0%
A	194,924	17.1%	231,143	20.1%
BBB	96,406	8.5%	129,678	11.3%
Total	$1,139,574	100.0%	$1,149,051	100.0%

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

As at March 31, 2012 and December 31, 2011, the Company’s investments are allocated among fair value levels as follows:

	Fair Value Measurement at March 31, 2012 using:
		Quoted prices in	Significant other	Significant other
	Fair value	active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Fixed maturity investments
U.S. government and agency securities	$318,230	$265,652	$52,578	$-
Other foreign governments	77,485	-	77,485	-
Corporates	402,720	-	402,720	-
Residential mortgage-backed securities	180,211	-	180,211	-
Asset-backed securities	153,455	-	153,455	-
	1,132,101	265,652	866,449	-

Short term investments
Corporates	7,473	-	7,473	-
	7,473	-	7,473	-

Equity investments
Financial services	81	81	-	-
	81	81	-	-

Other investments
Investment funds	66,507	-	-	66,507
Catastrophe bonds	62,827	-	62,827	-
	129,334	-	62,827	66,507

Totals	$1,268,989	$265,733	$936,749	$66,507

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	Fair Value Measurement at December 31, 2011 using:
		Quoted prices in	Significant other	Significant other
	Fair value	active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Fixed maturity investments
U.S. government and agency securities	$323,781	$264,096	$59,685	$-
Other foreign government	109,515	-	109,515	-
Corporates	472,346	-	472,346	-
Residential mortgage-backed securities	175,090	-	175,090	-
Asset-backed securities	57,703	-	57,703	-
	1,138,435	264,096	874,339	-

Short term investments
U.S. government and agency securities	3,023	-	3,023	-
Other foreign government	496	-	496	-
Corporates	7,097	-	7,097	-
	10,616	-	10,616	-

Equity investments
Financial services	82	82	-	-
	82	82	-	-

Other investments
Investment funds	59,278	-	-	59,278
Catastrophe bonds	64,016	-	64,016	-
	123,294	-	64,016	59,278

Totals	$1,272,427	$264,178	$948,971	$59,278

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.2 million at both March 31, 2012 and December 31, 2011.

The reconciliation of the fair value for the Level 3 investments for the period ended March 31, 2012, including purchases and sales and change in realized and unrealized gains (losses) in earnings, is set out below:

For the three months ended
March 31, 2012

Fair value, December 31, 2011	$59,278
Total realized losses included in earnings	-
Total unrealized gains included in earnings	5,926
Purchases	1,420
Sales	(117)
Fair value, March 31, 2012	$66,507

For the Level 3 items still held as of March 31, 2012, the total change in fair value for the three months ended March 31, 2012 was $5.9 million.  Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three months ended March 31, 2012.

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The Company’s investment funds consist of investments in private equity, distressed debt and mortgage-backed investment funds.  As at March 31, 2012 and December 31, 2011, the Company had total outstanding investment commitments of $9.3 million and $10.7 million, respectively. Redemptions from these investments occur at the discretion of the general partner, board of directors or, in other cases, subject to a majority vote by the investors. The Company is not able to redeem a significant portion of these investments prior to 2017.

The following table presents the fair value of the Company’s investment funds as at March 31, 2012 and December 31, 2011:

	As at
	March 31, 2012	December 31, 2011

Distressed debt funds	$17,606	$14,876
Mortgage-backed funds	38,553	33,789
Private equity funds	10,348	10,613
Total	$66,507	$59,278

Pledged assets

The Company holds cash and cash equivalents and fixed maturity investments that were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, Lloyd’s of London requirements and insurance laws.

The total amount of such deposited or pledged cash and cash equivalents and fixed maturity investments as at March 31, 2012 and December 31, 2011 are as follows:

	As at
	March 31, 2012	December 31, 2011

Cash and cash equivalents	$22,144	$17,538
Fixed maturity investments	648,236	659,243
Total	$670,380	$676,781

6.       DERIVATIVES

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

The Company enters into derivative instruments such as interest rate futures contracts, foreign currency forward contracts and currency swaps in order to manage portfolio duration and interest rate risk, borrowing costs and foreign currency exposure.  The Company enters into index futures contracts to gain exposure to the underlying asset or index and enters into foreign currency forward contracts and foreign currency futures contracts to gain exposure to currency movements against the U.S. dollar. The Company also purchases “to be announced” mortgage-backed securities (“TBAs”) as part of its investing activities.  The Company manages the exposure to these instruments in accordance with guidelines established by management and approved by the Company’s Board of Directors (the “Board”).

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

The details of the derivatives held by the Company as at March 31, 2012 and December 31, 2011 are as follows:

	As at March 31, 2012
	Asset derivatives	Liability derivatives
	record in	recorded in
	other assets	other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value

Derivatives designated as hedging instruments
Foreign currency forward contracts(1)	$-	$243	$55,041	$(243)
	-	243		(243)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$571	$17,335	$(571)
Foreign currency forward contracts	14,439	16,011	715,288	(1,572)
	14,439	16,582		(2,143)
Purpose - exposure
Foreign currency forward contracts	$87	$49	$7	$38
	87	49		38

	14,526	16,631		(2,105)

Total derivatives	$14,526	$16,874		$(2,348)

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	As at December 31, 2011
	Asset derivatives recorded in other assets	Liability derivatives recorded in other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value

Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	$-	$498	$51,564	$(498)
	-	498		(498)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$999	$16,825	$(999)
Foreign currency forward contracts	15,196	7,685	648,556	7,511
Futures contracts	-	4,820	426,362	(4,820)
	15,196	13,504		1,692
Purpose - exposure
Futures contracts	$-	$206	$7,685	$(206)
Foreign currency forward contracts	7	-	4,993	7
	7	206		(199)

	15,203	13,710		1,493

Total derivatives	$15,203	$14,208		$995

Designated
	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
	(Effective portion)			(Ineffective portion)
Derivatives designated as hedging instruments	For the three months ended March 31,			For the three months ended March 31,
	2012	2011	Location	2012	2011
Foreign currency forward contracts(1)	$(2,159)	$(1,209)	Net realized and unrealized gains (losses) - other	$34	$(225)
	$(2,159)	$(1,209)		$34	$(225)

(1)Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

Non-Designated
	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the three months ended March 31,
as hedging instruments	Location	2012	2011
Futures contracts	Net realized and unrealized gains - investments	$253	$7,568
Currency swaps	Net realized and unrealized gains - other	428	1,080
Foreign currency forward contracts	Net realized and unrealized losses - investments	(12,558)	(33,976)
Foreign currency forward contracts	Net realized and unrealized gains (losses) - other	5,921	(1,786)
Mortgage-backed securities TBA	Net realized and unrealized losses - investments	-	(2)
Other reinsurance derivatives	Net realized and unrealized gains - other	-	241
		$(5,956)	$(26,875)

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

Fair value disclosure

Derivative instruments are stated at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC as determined by the quoted market price for futures contracts and based on observable market inputs for foreign currency forward contracts, currency swaps and TBAs. The Company fair values reinsurance derivative contracts, which are under one year in duration, by approximating the present value of cash flows as the carrying value equal to the unearned premium.

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as at March 31, 2012 and December 31, 2011 is allocated between levels as follows:

	Fair Value Measurement at March 31, 2012, using:
		Quoted prices	Significant other	Significant other
	Fair value	in active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Description
Swaps	(571)	-	(571)	-
Foreign currency forward contracts	(1,777)	-	(1,777)	-
Total derivatives	$(2,348)	$-	$(2,348)	$-

For the Level 3 items still held as of March 31, 2012, the total change in fair value for the three months ended March 31, 2012, recorded in net realized and unrealized gains (losses) – other, was $nil.

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

At March 31, 2012 and December 31, 2011, there were no Level 3 derivative instruments held.  Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three months ended March 31, 2012.

7.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three months ended March 31, 2012, the Company incurred interest expense of $2.5 million on the Deferrable Interest Debentures compared to $2.6 million for the same period in 2011.  The Company had $0.8 million of interest payable included in other liabilities at both March 31, 2012 and December 31, 2011.

The Company does not carry its long term debt at fair value on its consolidated balance sheets.  At March 31, 2012, the Company estimated the fair value of its long term debt to be approximately $216.7 million compared to $192.7 million at December 31, 2011.

Letter of credit facilities

On August 31, 2011, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS (“FCML”) entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is for letters of credit with a maximum tenor of 15 months and is used to support the reinsurance obligations of the Company.  As of March 31, 2012, $52.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $61.6 million of fixed maturity investments from the Company’s investment portfolio.  The Barclays Facility replaced a $200.0 million credit facility with Barclays Bank Plc which commenced on March 5, 2009.

On April 28, 2010, Flagstone Suisse and FCML entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged. The Citi Facility now comprises a $240.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $310.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. As at March 31, 2012, $497.9 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $586.6 million of fixed maturity investments from the Company’s investment portfolio. The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

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

A summary of the activity under the PSU Plan as at March 31, 2012, and changes during the three months ended March 31, 2012, is as follows:

	For the three months ended March 31, 2012
			Weighted
	Number	Weighted	average
	expected	average grant	remaining
	to vest	date fair value	contractual term

Outstanding at beginning of period	1,676,125	$10.83	0.7
Granted	300,000	8.29
Forfeited	(93,750)	11.54
Performance factor changes	23,375	9.93
Exercised	(889,700)	9.98
Outstanding at end of period	1,016,050	10.73	1.7

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a three year period. Taking into account the results to date and the expected results for the remainder of the performance periods, the Company has established the most probable factor as the minimum for each series, with the exception of one series which has been established to have a probable factor of 60%. For the three months ended March 31, 2012, $0.3 million of compensation expense related to the PSU Plan has been recorded in general and administrative expenses compared to $(4.2) million for the same period in 2011. As at March 31, 2012 and December 31, 2011, there was a total of $5.9 million and $4.8 million, respectively, of unrecognized compensation cost related to non−vested PSUs; that cost is expected to be recognized over periods of approximately 1.9 years and 1.6 years, respectively.

Since the inception of the PSU Plan, 2,363,026 PSUs have vested and 2,368,658 PSUs have been cancelled.

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

A summary of the activity under the RSU Plan as at March 31, 2012, and changes during the three and three months ended March 31, 2012, is as follows:

	For the three months ended March 31, 2012
	Number	Weighted average	Weighted average
	expected to	grant date	remaining
	vest	fair value	contractual term

Outstanding at beginning of period	524,179	$11.40	0.3
Granted	217,706	8.28
Forfeited	(41,250)	10.79
Exercised	(147,020)	10.68
Outstanding at end of period	553,615	10.40	1.3

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Unrecognized compensation cost related to non-vested RSUs was $1.6 million and $1.0 million at March 31, 2012 and December 31, 2011, respectively, and is expected to be recognized over a period of approximately 1.4 years and 1.0 year, respectively.  Compensation expenses related to the RSU Plan of $0.7 million were recorded in general and administrative expenses for the three months ended March 31, 2012 compared to $1.2 million for the same period in 2011.

Since the inception of the RSU Plan in July 2006, 707,262 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled. During the three months ended March 31, 2012, 59,856 RSUs were granted to the directors, compared to 63,964 RSUs granted to directors during the same period in 2011. During both the three months ended March 31, 2012 and 2011, no RSUs granted to directors were converted into common shares of the Company as elected by the directors.

The Company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of both PSUs and RSUs outstanding as at March 31, 2012 was $8.0 million and $4.4 million, respectively.

9.       EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2012 and 2011 is as follows:

	For the three months ended March 31,
	2012	2011

Basic earnings per common share
Net income (loss) attributable to Flagstone	$39,185	$(161,220)
Weighted average common shares outstanding	70,422,864	69,025,875
Weighted average vested restricted share units	256,073	325,977
Weighted average common shares outstanding—Basic	70,678,937	69,351,852
Basic earnings (loss) per common share	$0.55	$(2.32)

Diluted earnings per common share
Net income (loss) attributable to Flagstone	$39,185	$(161,220)
Weighted average common shares outstanding	70,422,864	69,025,875
Weighted average vested restricted share units outstanding	256,073	325,977
	70,678,937	69,351,852
Share equivalents:
Weighted average unvested restricted share units	120,616	-
Weighted average unvested performance share units	357,147	-
Weighted average common shares outstanding—Diluted	71,156,700	69,351,852
Diluted earnings (loss) per common share	$0.55	$(2.32)

Dilutive share equivalents have been excluded in the weighted average common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  The number of anti-dilutive share equivalents that were excluded in the computation of diluted earnings per share for the three months ended March 31, 2011, was 895,610. Because the number of shares above a minimum threshold are contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, those contingently issuable PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known. Only the minimum number of PSUs that will vest under each grant are included in the calculation of diluted earnings in a period of net income. As at March 31, 2012 and 2011, there were 1,016,950 and 1,965,091 PSUs expected to vest, respectively.  The maximum number of common shares that could be issued under the PSU Plan at March 31, 2012 and 2011 was 2,331,950 and 4,962,078, respectively. There was a warrant outstanding which would result in the issuance of 630,194 common shares at both March 31, 2012 and 2011, that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

10.   SHAREHOLDERS’ EQUITY

Common shares

At March 31, 2012, the total authorized common voting shares of the Company were 300,000,000, with a par value of $0.01 per common share (December 31, 2011 – 300,000,000).

The following table is a summary of the common shares issued and outstanding for the periods ending March 31, 2012 and December 31, 2011:

	For the periods ended
	March 31, 2012	December 31, 2011
Common voting shares:
Balance at beginning of period	70,167,142	68,585,588
Conversion of performance share units (1)	782,179	1,359,378
Conversion of restricted share units (1)	109,601	222,176
Balance at end of period	71,058,922	70,167,142

(1)Conversion of performance share units and restricted share units are net of shares withheld for the payment of tax on the employee's behalf.

11.   LEGAL PROCEEDINGS

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  Such proceedings often involve reinsurance contract disputes which are typical for the insurance and reinsurance industry. As at March 31, 2012, the Company was not a party to any material litigation or arbitration proceedings.

12.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through to the date the financial statements were available to be issued and has determined that there were no subsequent events that require disclosure, except in connection with the divestiture processes relating to the former Island Heritage and Lloyd’s reportable segments.  Refer to Note 4 “Assets Held for Sale and Discontinued Operations” for more information.
.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at March 31, 2012 and December 31, 2011, and our results of operations for the three months ended March 31, 2012 and 2011, including, as specified, our discontinued operations.  The historical results presented in this Quarterly Report are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results expected for a full year.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “2011 Annual Report”), filed with the SEC on March 13, 2012.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information. You should review the information described under “Recent Developments”, the risks described in this Quarterly Report and in Item 1A, “Risk Factors” contained in the 2011 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

References in this Quarterly Report to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings, S.A. and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Flagstone Alliance Insurance & Reinsurance PLC, its wholly-owned Cyprus insurance and reinsurance company, Flagstone Reinsurance Africa Limited, its wholly-owned South African reinsurance company, Mont Fort Re Ltd., its wholly-owned Bermuda reinsurance company, and any other direct or indirect wholly-owned subsidiary, but not including its United Kingdom  Lloyd's managing agency Flagstone Syndicate Management Limited, or Island Heritage Holdings Ltd., each of which are discontinued operations, unless the context suggests otherwise. On October 24, 2011, we announced a strategic decision to divest our ownership positions in our former Lloyd’s and Island Heritage reportable segments. On April 5, 2012, the Company completed the sale of the business comprising its former Island Heritage reportable segment. On April 3, 2012, the Company announced that it had entered into definitive agreements to divest the business comprising its former Lloyd’s reportable segment. The Company has classified the assets and liabilities associated with its former Lloyd’s and Island Heritage reportable segments as held for sale and the assets and liabilities have been recorded at the lower of the carrying value or fair value less costs to sell.  The financial results for these operations have been presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented. Unless otherwise noted, all discussions and amounts presented in this Quarterly Report relate to our business without giving effect to our discontinued operations. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA, its wholly-owned subsidiaries and its Bermuda branch. References to “FSML” refer to Flagstone Syndicate Management Limited, its wholly-owned subsidiaries and Syndicate 1861.  References to “Island Heritage” refer to Island Heritage Holdings Ltd. and its subsidiaries. References to “Flagstone Africa” refer to Flagstone Reinsurance Africa Limited.  References to “Mont Fort” refer to Mont Fort Re Ltd. References in this Quarterly Report to “dollars” or “$” are to the lawful currency of the United States of America (the “U.S.”), unless the context otherwise requires.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts, percentages or unless otherwise stated. References in this Quarterly Report to (i) “foreign currency” are to currencies other than U.S. dollars and (ii) “foreign exchange” transactions or “foreign investments” are to transactions or investments, respectively, involving currencies other than U.S. dollars, in each case unless the context otherwise requires.  References in this Quarterly Report to “foreign subsidiaries” are to subsidiaries of Flagstone that are not domiciled in the U.S. or whose primary transactions are in foreign currency.

Executive Overview

On October 24, 2011, we announced a strategic business decision to divest our ownership positions in our former Lloyd’s and Island Heritage reportable segments. Our goal was to free up underwriting capital for our core business, substantially reducing risk while retaining acceptable return on equity levels, to continue to lower costs and to return to profitability. We have achieved these goals in the first quarter, and have started 2012 with a return to profitability, despite the ongoing challenging environment in the industry. Our improved performance this quarter reflects the benefits of improving rates in our core business, which partially offset the reduction in income as we pare back our risk levels. It also begins to demonstrate the benefits of our expense saving initiatives, as well as the avoidance of significant exposure to first quarter 2012 loss events.

Index

As previously announced on April 2, 2012, and April 3, 2012, the Company entered into definitive agreements to divest its former Island Heritage and Lloyd’s reportable segments, respectively. The Island Heritage transaction was completed on April 5, 2012, as previously announced.  The Lloyd’s segment transaction is expected to be completed before the end of the second quarter of 2012.  These divestitures are part of a strategic business realignment to address changing business conditions, refocus the Company’s underwriting strategy on its property catastrophe reinsurance business and reduce its focus on operating segments that absorb capital and produce lower returns. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations.  See Note 4, “Assets Held for Sale and Discontinued Operations” in our unaudited condensed consolidated financial statements (Item 1 above) for additional information related to discontinued operations.  All prior years presented have been reclassified to conform to this new presentation.

We continue to make significant progress on our business realignment as we establish a more nimble, cost-effective and opportunistic business. We remain focused on leveraging the existing strengths in our core businesses in order to deliver enhanced value for our shareholders.

We are a global reinsurance company. Our management views the operations and management of our continuing operations as one reportable segment and does not differentiate our lines of business into separate reportable segments. Our continuing operations provide reinsurance primarily through our property and property catastrophe business as well as short-tail specialty and casualty reinsurance lines of business. We diversify our risks across business lines by risk zones, each of which combines a geographic zone with one or more types of peril (for example, Texas Windstorm, Florida Hurricane or California Earthquake). The majority of our reinsurance contracts contain loss limitation provisions such as fixed monetary limits to our exposure and per event caps. We specialize in underwriting where we believe sufficient data exists to analyze effectively the risk/return profile, and where we are subject to legal systems we believe are reasonably fair and reliable. Previously, the underwriting results associated with our discontinued operations were included in our former Lloyd’s and Island Heritage reportable segments.

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”) and our fiscal year ends on December 31.  Because a substantial portion of the insurance and reinsurance we write in our discontinued operations and reinsurance we write in our continuing operations provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the specific coverages we offer to clients affected by these events.  This has resulted and may continue to result in volatility in our results of operations, cash flows and financial condition.  In addition, the amount of premiums written with respect to any particular line of business may vary from quarter to quarter and year to year as a result of available capital and retrocessional support and market and other conditions.

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

Our continuing operations derive revenues primarily from net premiums earned on the reinsurance policies we write, net of any retrocessional or reinsurance coverage purchased, income from our investment portfolio, and fees for services provided.  Premiums are generally a function of the number and type of contracts we write, as well as prevailing market prices. Premiums are normally due in installments and earned over the contract term, which ordinarily is 12 or 24 months.

Income from our investment portfolio primarily comprises interest on fixed maturity, short term investments and cash and cash equivalents and net realized and unrealized gains (losses) on our investment portfolio including our derivative positions, net of investment expenses.

Our expenses consist primarily of the following: loss and loss adjustment expenses (“LAE”) incurred on the policies of reinsurance that we sell; acquisition costs which typically represent a percentage of the premiums that we write; general and administrative expenses which primarily consist of salaries, benefits and related costs, including costs associated with awards under our Performance Share Unit Plan (“PSU Plan”) and Restricted Share Unit Plan (“RSU Plan”), and other general operating expenses; interest expense related to our debt obligations; and noncontrolling interest, which represents the interest of external parties with respect to the net income of Mont Fort (on March 25, 2011 there were no longer third party investors in Mont Fort) and our Island Heritage discontinued operations.  We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income to date has been earned in Bermuda, a non-taxable jurisdiction, the tax impact on our operations has historically been minimal. The Company is a Luxembourg tax resident entity due to its change of jurisdiction of incorporation from Bermuda to Luxembourg effective May 17, 2010 (the “Redomestication”); therefore, it is subject to Luxembourg corporate income tax, municipal business tax, withholding tax, and net wealth tax. The Company minimizes the income tax impact on the Company through effective tax planning.

Index

Recent Developments

On April 2, 2012, the Company announced that it had entered into a definitive share purchase agreement with BF&M Limited (“BF&M”), and certain other parties, under which BF&M acquired Island Heritage for approximately $68 million in cash.  The divesture process for Island Heritage was completed on April 5, 2012, for total proceeds of approximately $68.0 million, of which, the Company received approximately $40.8 million for its approximate 60% interest, which is subject to a purchase price adjustment based on a final March 31, 2012 balance sheet. The divestiture will be recorded in the second quarter result and is not expected to result in a significant gain or loss on disposal.

On April 3, 2012, the Company announced that it had entered into a definitive agreement with a wholly-owned subsidiary of ANV Holdings BV (“ANV”), under which ANV, with capital support from Ontario Teachers’ Pension Plan Board, will acquire the Company’s Lloyd’s operations for approximately $48 million in cash, subject to a purchase price adjustment based on a final March 31, 2012 balance sheet. As a result of the transaction, the Company will release approximately $162 million of underwriting capital currently supporting its Lloyd’s operation. This transaction is expected to be completed before the end of the second quarter of 2012, subject to the satisfaction of customary regulatory approvals and certain other customary closing conditions, and is not expected to result in a significant gain or loss on disposal.

You should review all the information in this Quarterly Report in conjunction with the information under this “Recent Developments.”

Critical Accounting Policies

Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the 2011 Annual Report.  Our critical accounting policies at March 31, 2012 have not changed compared to December 31, 2011.

It is important to understand our accounting policies in order to understand our financial position and results of operations.  Our unaudited condensed consolidated financial statements contain certain amounts that are inherently subjective in nature and have required our management to make assumptions and best estimates to determine the reported values.  If events or other factors, including those described herein and in Item 1A, “Risk Factors,” of the 2011 Annual Report, cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

Results of Operations - For the Three Months Ended March 31, 2012 and 2011

Our reporting currency is the U.S. dollar.  Our subsidiaries have one of the following functional currencies: U.S. dollar, Swiss franc, Euro, British pound sterling, Canadian dollar, Indian rupee, and South African rand.  As a significant portion of our operations are transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons.  To the extent that fluctuations in foreign currency exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections.  See Note 2 “Significant Accounting Policies” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, in the 2011 Annual Report for a discussion on translation of foreign currencies.

For the three months ended
U.S. dollar (weakened) strengthened against:	March 31, 2012

Canadian dollar	(2.1)%
Swiss franc	(4.1)%
Euro	(3.0)%
British pound sterling	(3.0)%
Indian rupee	(4.2)%
South African rand	(5.2)%

Index

Summary Overview

The following table sets forth selected key financial information for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011	$ Change	% Change

Underwriting income (loss)	$4,618	$(155,819)	$160,437	103.0%
Net investment income	$5,067	$9,198	$(4,131)	(44.9)%
Net realized and unrealized gains - investments	$18,103	$10,771	$7,332	68.1%
Net realized and unrealized gains (losses) - other	$6,383	$(690)	$7,073	1,025.1%
Income (loss) from continuing operations	$27,848	$(148,173)	$176,021	118.8%

Income (loss) from continuing operations per common share - Basic	$0.38	$(2.15)	$2.53
Income (loss) from continuing operations per common share - Diluted(1)	$0.38	$(2.15)	$2.53
Loss ratio	58.4%	150.7%
Expense ratio	39.1%	26.9%
Combined ratio	97.5%	177.6%

The following table sets forth selected key non-GAAP financial measures as at March 31, 2012 and December 31, 2011:

	As at
	March 31,	December 31,
	2012	2011	$ Change	% Change
Basic book value per common share	$11.62	$11.21	$0.41	3.7%
Diluted book value per common share	$11.42	$10.90	$0.52	4.8%
Diluted book value per common share plus accumulated distributions	$12.18	$11.62	$0.56	4.8%

(1)Income (loss) from continuing operations per common share - Diluted for the three months ended March 31, 2012 and 2011 does not contain the effect of:
a. a warrant conversion as this would be anti-dilutive for U.S. GAAP purposes
  b. the PSU conversion until the end of the performance period, when the number of shares issuable under the PSU Plan will be known. There were 1,016,050  and 1,965,091 PSU's expected to vest under the PSU plan as at March 31, 2012 and 2011, respectively . Only the minimum number of PSUs that will vest under each grant are included in the calculation of diluted earnings in a period of net income.

The increase in underwriting income in the three months ended March 31, 2012, is primarily due to the lack of significant catastrophe losses (net of reinsurance and reinstatements) in the period compared to the same period last year, which included Australian floods ($34.4 million), cyclone Yasi ($31.0 million), New Zealand earthquake of February 2011 ($81.5 million) and the Japan earthquake and tsunami ($109.7 million).

The increase in the net realized and unrealized gains and losses – investments, for the three months ended March 31, 2012, is primarily associated with the foreign currency forward contracts and is related to the currency hedges on non-U.S. dollar bonds, offset by net realized and unrealized gains on the fixed maturity investments.

The increase in the net realized and unrealized gains and losses – other, for the three months ended March 31, 2012, is primarily associated with currency swaps and foreign currency forward contracts are due to currency fluctuations which is partially offset by losses recorded through balance sheet currency revaluations and are attributable to operational hedges on reinsurance balances.

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

Index

Basic book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares outstanding at the end of the period plus vested RSUs, giving no effect to dilutive securities.  Diluted book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period including all potentially dilutive securities such as a warrant, PSUs and RSUs. When the effect of securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per common share.  The warrant was anti-dilutive and was excluded from the calculation of diluted book value per common share as at March 31, 2012 and December 31, 2011.

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

	As at
	March 31, 2012	December 31, 2011

Flagstone shareholders' equity	$829,316	$789,048
Potential net proceeds from assumed:
Exercise of PSU (1)	-	-
Exercise of RSU (1)	-	-
Conversion of warrant (2)	-	-
Diluted Flagstone shareholders' equity	$829,316	$789,048

Cumulative distributions paid per outstanding common share	$0.76	$0.72

Common shares outstanding - end of period	71,058,922	70,167,142
Vested RSUs	293,565	233,709
Total common shares outstanding - end of period	71,352,487	70,400,851

Potential shares to be issued:
PSUs expected to vest	1,016,050	1,676,125
RSUs outstanding	260,050	290,470
Conversion of warrant (2)	-	-
Common shares outstanding - diluted	72,628,587	72,367,446

Basic book value per common share	$11.62	$11.21

Diluted book value per common share	$11.42	$10.90

Basic book value per common share plus accumulated distributions	$12.38	$11.93

Diluted book value per common share plus accumulated distributions	$12.18	$11.62

Distributions per common share paid during the period	$0.04	$0.16

(1)No proceeds due when exercised
(2)Below strike price - not dilutive

Index

Outlook and Trends

Market Outlook

At the important January 1, 2012 renewal period, North American rates increased approximately 10-15% from rates a year ago, averaging high single digit increases in loss-free regions and ranging from 15-40% increases in loss-affected regions.  Looking forward toward the next major North American renewal period at mid-year, we expect a similar level of increases and a strong renewal. Many clients are now out with their submissions early, with several looking for modest increases in programs and recognizing the potential of price increases.  On average, clients are buying more and therefore more capacity is needed, however we anticipate that reinsurers will also be willing to extend more capacity to meet this need in a measured approach.  Furthermore, the Florida market looks to be more orderly at the upcoming renewal, due in part to the successful cat bond placement by Citizens Property Insurance Corporation of Florida, which lessens the amount of capacity required of the private market.  As such, we do not expect any significant dislocation in the Florida market at the upcoming renewal.  However, we believe there will be more financial flexibility in the system with Florida companies finally seeing the rate increases from last year earn through, and most have filed for, and expect to receive, another round of double digit price increases.  As such, we are expecting less resistance to rate increases from cedents who in the past have been squeezed by the rate environment in Florida.

The International market saw January 1, 2012 rates up 5% on average for European business, and loss-affected areas such as Australia showing more significant rate increases of 50-100%, which were expected given the recent catastrophic events in the region.  At April 1, 2012, renewals were primarily focused on Japan and saw strong pricing increases in these Japanese programs. Overall price increases averaged over 20%. Comparing 2012 prices with pre-Tohoku pricing, loss affected Japanese earthquake programs paid 80-140% increases. Non-loss affected programs saw 40-75% increases and Japanese wind programs were up 15-25%.  The few European accounts that renewed in April were flat on a risk-adjusted basis. Caribbean accounts had to increase pricing by 10-20% to receive the required capacity.  With the Caribbean competing for capacity with the U.S. wind accounts overall capacity was tight. In summary, outside of the Caribbean, capacity was generally abundant, and looking forward to the next major International renewal period at January 1, 2013, we expect the level of International loss activity to dictate the direction of rates.

Regarding the specialty lines, rates in the marine business, aviation, and aerospace and satellite have been flat since the January 1 renewal period and as these lines renew throughout the year we expect a similar pattern to continue.  Rates have generally failed to increase materially and the modest profitability has been primarily due to a lack of loss activity.

This information should be read in conjunction with the other information in the 2011 Annual Report, including “Risk Factors— Risks Related to our Business”.

Underwriting Results

Our management views our operations and management of our continuing operations as one reportable segment and does not differentiate its lines of business into separate reportable segments.  We provide reinsurance through our property and property catastrophe business as well as high-margin short-tail specialty and casualty reinsurance lines of business.  We regularly review our financial results and assess our performance on the basis of our single reportable segment in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

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
.
Gross Premiums Written

Details of the consolidated gross premiums written by line of business and geographic area of risk insured for our continuing operations are provided below:

	For the three months ended March 31,
	2012		2011
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Property catastrophe	$106,341	62.5%	$201,862	57.2%
Property	37,885	22.3%	65,799	18.7%
Short-tail specialty and casualty	26,002	15.2%	85,014	24.1%
Total	$170,228	100.0%	$352,675	100.0%

	For the three months ended March 31,
	2012		2011
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (1)
Caribbean	$1,500	0.9%	$1,793	0.5%
Europe	49,259	28.9%	76,514	21.7%
Japan and Australasia	11,097	6.5%	42,500	12.0%
North America	71,419	42.0%	124,020	35.2%
Worldwide risks (2)	29,610	17.4%	92,627	26.3%
Other	7,343	4.3%	15,221	4.3%
Total	$170,228	100.0%	$352,675	100.0%

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

The majority of these contracts are excess-of-loss contracts covering one or more lines of business or quota share reinsurance with respect to specific lines of business. We also purchase protection through catastrophe bond structures, Montana Re, and industry loss warranty (“ILW”) policies which provide coverage for certain losses provided they are triggered by events exceeding a specified industry loss size. Reinsurance purchases to date have represented prospective cover; that is, ceded reinsurance purchased to protect against the risk of future losses as opposed to covering losses that have already been incurred but have not been paid.

Various factors will continue to affect our appetite and capacity to write and retain risk.  These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, capital levels, evolving industry-wide capital requirements, increased competition, and other considerations.

Index

Below is a summary of the underwriting results and ratios for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011	$ Change	% Change

Property catastrophe reinsurance	$106,341	$201,862	$(95,521)	(47.3)%
Property reinsurance	37,885	65,799	(27,914)	(42.4)%
Short tail specialty and casualty reinsurance	26,002	85,014	(59,012)	(69.4)%
Gross premiums written	170,228	352,675	(182,447)	(51.7)%
Premiums ceded	(84,899)	(118,750)	33,851	(28.5)%
Net premiums written	85,329	233,925	(148,596)	(63.5)%
Net premiums earned	113,745	201,053	(87,308)	(43.4)%
Other related income	1,835	272	1,563	574.6%
Loss and loss adjustment expenses	(66,449)	(302,999)	236,550	(78.1)%
Acquisition costs	(22,653)	(38,071)	15,418	(40.5)%
General and administrative expenses	(21,860)	(16,075)	(5,785)	36.0%
Underwriting income (loss)	$4,618	$(155,820)	$160,438	103.0%

Loss ratio	58.4%	150.7%
Acquisition cost ratio	19.9%	18.9%
General and administrative expense ratio	19.2%	8.0%
Combined ratio	97.5%	177.6%

•
The increase in net underwriting results is the result of the lack of significant loss events during the first quarter of 2012 compared to the same period in 2011 (Australian floods, cyclone Yasi, New Zealand earthquake of February 2011, Japan earthquake and tsunami), offset by a significant reduction in gross premiums written and net premiums earned, which is in line with our current underwriting strategy.

•
The decrease in gross written premiums for all lines of business is a result of an overall decrease in our risk appetite and in our shareholder’s equity following the significant worldwide losses we sustained in 2011. During the three months ended March 31, 2012, we recorded $7.4 million of gross reinstatement premiums compared to $12.0 million recorded for the same period in 2011. The decrease in reinstatements premiums was due to lower catastrophe losses in the current period.

•	The decrease in ceded premiums is primarily related to higher reinstatement premiums incurred in 2011 on our ceded reinsurance due to loss activity.

•
The decrease in the loss ratio compared to the same period in 2011 is primarily due to more significant losses from catastrophic events in the prior period, including net incurred losses related to the Australian floods ($30.5 million), cyclone Yasi ($31.0 million), New Zealand earthquake of February 2011 ($76.1 million), the Japan earthquake and tsunami ($99.8 million). Losses are net of retrocession but excluding reinstatement premiums.

•
Each quarter we revisit our loss estimates for previous catastrophe events. During the quarter ended March 31, 2012, based on updated estimates provided by clients and brokers, we recorded net adverse developments of $7.5 million, related to cumulative prior accident years.  In addition, we undertook our scheduled first quarter review of actuarial reserving assumptions. As a result of revised development factors for non-cat business based in part on experience, we recorded $7.0 million of negative reserves development.

•
The increase in general and administrative expenses is primarily the result of staff compensation accrual and performance based compensation having been adjusted downward in the same period in 2011 as a result of the significant underwriting loss.

Index

Income from Discontinued Operations

Income from discontinued operations includes the financial results of our former reportable segments, Lloyd’s and Island Heritage. Included in income from discontinued operations for the three months ended March 31, 2012 is underwriting income of $11.6 million, compared to underwriting losses of $16.1 million for the same period in 2011. The $27.7 million increase in underwriting income is primarily attributable to more significant catastrophic events during 2011compared to 2012.

In addition, as of March 31, 2012, we had liabilities associated with discontinued operations of $441.4 million.  Although we account for the business comprising our former Lloyd’s and Island Heritage reportable segments as discontinued operations, we owned the Island heritage business until completing its sale on April 5, 2012, and we will continue to own the Lloyd’s business and be subject to the risks associated with that business until the Lloyd’s divestiture is complete.

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

	For the three months ended March 31,
	2012	2011	% Change
Investment portfolio return	1.9%	1.0%	0.9%

Net investment income

Net investment income is derived from interest earned on investments, reduced by investment management and custody fees.  We allocate expenses directly related to investments to investment income.

The following table sets forth net investment income for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011	$ Change
Cash and cash equivalents	$270	$394	$(124)
Fixed maturity investments	5,767	9,808	(4,041)
Short term investments	122	206	(84)
Other investments	(12)	(59)	47
Investment expenses	(1,080)	(1,151)	71
Net investment income	$5,067	$9,198	$(4,131)

•	The decrease in net investment income is primarily due to lower invested assets and to lower interest rates during the period.

Net realized and unrealized gains and losses – investments

Net realized and unrealized gains and losses – investments comprises fixed maturities, equities, other investments, and investment portfolio derivatives.  We enter into investment portfolio derivatives including global equity, global bond, commodity futures, and TBAs.  We enter into index futures contracts to gain or reduce our exposure to an underlying asset or index.  We also purchase TBAs as part of our investing activities.  We enter into interest rate futures in order to manage portfolio duration and interest rate risk. Exposure to these instruments is managed based on guidelines established by management and is approved by the Board.

Index

The following table is a breakdown of the net realized and unrealized gains - investments for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011	$ Change

Net realized gains on fixed maturity investments	$8,597	$14,093	$(5,496)
Net unrealized gains on fixed maturity investments	15,930	19,142	(3,212)
Net unrealized losses on equity investments	(3)	(31)	28
Net realized and unrealized losses on derivatives instruments - investments (see table below)	(12,305)	(26,410)	14,105
Net realized and unrealized gains on other investments	5,884	3,977	1,907
Net realized and unrealized gains - investments	$18,103	$10,771	$7,332

	For the three months ended March 31,
	2012	2011	$ Change

Futures contracts	$253	$7,568	$(7,315)
Foreign currency forward contracts	(12,558)	(33,976)	21,418
Mortgage-backed securities TBA	-	(2)	2
Net realized and unrealized losses on derivatives instruments - investments	$(12,305)	$(26,410)	$14,105

•	The change in net realized and unrealized gains on fixed maturity investments is primarily due to a tightening of credit spreads and to a lower foreign currency impact on the portfolio.

•	The change in net realized and unrealized gains on other investments is primarily due to the positive performance on investment funds.

•	The change in net unrealized and unrealized gains on futures contracts is primarily due to lower positive performance in the current period.

•
The change in net realized and unrealized losses on foreign currency forward contracts is related to the currency hedges on non-U.S. dollar bonds and is offset by net realized and unrealized gains on the fixed maturity investments.

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

Index

The following table is the breakdown of net realized and unrealized gains (losses) - other for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011	$ Change

Currency swaps	$428	$1,080	$(652)
Foreign currency forward contracts	5,955	(2,011)	7,966
Reinsurance derivatives	-	241	(241)
Net realized and unrealized gains (losses) - other	$6,383	$(690)	$7,073

•
The net realized and unrealized gains associated with the currency swaps and foreign currency forward contracts are due to currency fluctuations which are partially offset by losses recorded through balance sheet currency revaluations and are attributable to operational hedges on reinsurance balances.

•	There were no ILWs classified as derivatives written during 2011 and 2012.

Interest Expense

Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  Interest expense was $3.0 million for the three months ended March 31, 2012, compared to $2.9 million for the three months ended March 31, 2011.

Foreign Exchange

For the three months ended March 31, 2012, we experienced net foreign exchange losses of $4.2 million compared to net foreign exchange losses of $9.6 million for the three months ended March 31, 2011.   This decrease is primarily due to the impact of the weakening U.S. dollar on our net liabilities.  Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains (losses) – other” in the unaudited condensed consolidated statements of operations.

We designated foreign currency forwards with notional contractual value of $55.0 million and $51.6 million as hedging instruments, which had a fair value of $(0.2) million and $(0.5) million at March 31, 2012 and December 31, 2011, respectively.  During the three months ended March 31, 2012 and 2011, we recorded $2.2 million and $1.2 million, respectively, of realized and unrealized losses directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

Income Tax Expense

We have subsidiaries that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The significant jurisdictions in which our subsidiaries are subject to tax are South Africa, Canada, India, Switzerland, United Kingdom, and the U.S.  However, since the majority of our income to date has been earned in Bermuda where we are exempt from income tax, the impact of income taxes to date has been minimal.

During the three months ended March 31, 2012, income tax expense was $0.1 million compared to income tax recovery of $0.2 million for the three months ended March 31, 2011.

Noncontrolling Interest

The following table is the breakdown of income attributable to noncontrolling interest in the unaudited condensed consolidated statements of operations into its various components:

	For the three months ended March 31,
	2012	2011

Income attributable to Mont Fort	$-	$556
Income attributable to Island Heritage	1,135	268
Income attributable to noncontrolling interest	$1,135	$824

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

Comprehensive Income (Loss)

The following table is the breakdown of comprehensive income (loss) in the unaudited condensed consolidated statements of operations into its various components:

	For the three months ended March 31,
	2012	2011

Net income (loss)	$40,320	$(160,396)
Change in currency translation adjustment	4,537	2,877
Change in defined benefit pension plan obligation	(208)	-
Comprehensive income (loss)	44,649	(157,519)
Less: Comprehensive income attributable to noncontrolling interest	(1,135)	(824)
Comprehensive income (loss) attributable to Flagstone	$43,514	$(158,343)

The currency translation adjustment is a result of the translation of our foreign subsidiaries into U.S. dollars, net of transactions designated as hedges of net foreign investments.  We have entered into certain foreign currency forward contracts that we have designated as hedges in order to hedge our net investment in foreign subsidiaries. To the extent that the contracts are effective as a hedge, both the realized and unrealized gains and losses associated with the designated hedge instruments are recorded in other comprehensive income as part of the cumulative translation adjustment. For further information, on foreign currency forward contracts, please refer to the Foreign Exchange section noted above.

Financial Condition, Liquidity, and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at March 31, 2012, comprised 95.1% fixed maturities, short-term investments and cash and cash equivalents with the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time. However, our investment funds, which represent 4.4% of our total investments and cash and cash equivalents at March 31, 2012, do not trade in active markets and are subject to redemption provisions that prevent us from converting them into cash immediately.

At March 31, 2012 and December 31, 2011, all of the fixed maturity investments in our investment portfolio were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AA+ and AA, respectively.

The average duration of our investment portfolio was 1.7 years at March 31, 2012 and 1.8 years at December 31, 2011.

Other investments as at March 31, 2012, amounted to $131.5 million compared to $125.5 million at December 31, 2011.  At March 31, 2012, the other investments comprised $62.8 million in catastrophe bonds and $66.5 million in investment funds, which are recorded at fair value and our equity method investment of $2.2 million.  The increase in other investments during the first three months of 2012 is principally related to positive performance and additional investments in investment funds partially offset by negative performance in the catastrophe bonds.

	As at
	March 31, 2012	December 31, 2011
Investment funds	$66,507	$59,278
Catastrophe bonds	62,827	64,016
Equity method investment	2,175	2,158
Total	$131,509	$125,452

Index

The net payable for investments purchased at March 31, 2012, was $40.7million, compared to a net payable for investments purchased of $6.2million at December 31, 2011.  Net receivables and payables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

See Note 5 “Investments” to the unaudited condensed consolidated financial statements for further details on amortized cost, gross unrealized gains and losses, and rating and maturity distributions.

Liquidity

Cash flows from operations for the three months ended March 31, 2012 used $37.3 million during the three months ended March 31, 2012, as compared to providing $42.0 million during the same period in 2011.  This decrease in cash flows from operations was primarily related to decreased loss and loss adjustment expense reserves, partially offset by higher net income in the current period. Because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of distributions to shareholders, share related transactions and the issuance or repayment of debt.  During the three months ended March 31, 2012, net cash of $4.1 million was used in financing activities, compared to $49.7 million for the same period in 2011.  For the three months ended March 31, 2012, the net cash used in financing activities related principally to the payment of distributions.  For the three months ended March 31, 2011, the net cash used in financing activities related principally to the redemption of preferred shares in Mont Fort High Layer.

We may incur additional indebtedness in the future if we determine that it would improve the efficiency of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in our investment portfolio.

To date, we have had sufficient cash flows from operations to meet our liquidity requirements.  We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. In addition, with reference to “Recent Developments” above, as of the date of this Quarterly Report, we do not anticipate the divestiture of Lloyd’s and Island Heritage to have a significant impact on our operation’s needs for liquidity.

In the current financial environment, it may be difficult for the insurance industry generally, and us in particular, to raise additional capital when required, on acceptable terms or at all. Cash and cash equivalents were $217.1 million at March 31, 2012. On October 24, 2011, A.M. Best Co. commented that the Company’s recent restructuring announcement (see “Recent Developments” above) has not changed the issuer credit ratings (“ICRs”) of “a-” of Flagstone Reassurance Suisse S.A. (Martigny, Switzerland), Island Heritage Insurance Company Ltd. (Cayman Islands) and Flagstone Alliance Insurance and Reinsurance PLC (Limassol, Cyprus) as well as the ICR of “bbb-” of Flagstone Reinsurance Holdings S.A. (Luxembourg), nor has the announcement changed the indicative debt ratings of “bb” on preferred stock, “bb+” on subordinated debt and “bbb-” on senior debt for securities available under the Company’s shelf registration statement. A.M. Best Co. noted that the outlook for all ratings, with the exception of Island Heritage Insurance Company Ltd., remains negative. On April 4, 2012, after the Company announced that it had entered into definitive agreements for the sale of its Lloyd’s business and Island Heritage, A.M. Best Co. commented these ICRs remain unchanged and that the outlook for all ratings remains negative.  The Company’s ICRs, including those of its wholly owned subsidiaries, are important to maintaining the Company’s liquidity. A reduction in these credit ratings, the continued negative outlook or a failure to resolve the negative outlook could reduce the Company’s access to debt markets or materially increase the cost of issuing debt, trigger additional collateral or funding requirements, and decrease the number of counterparties willing or permitted, contractually or otherwise, to do business with or lend to the Company, thereby curtailing the Company’s business operations and reducing its profitability.

Capital Resources

Our total capital resources at March 31, 2012 and December 31, 2011 were as follows:

Index

	As at
	March 31, 2012	December 31, 2011
Long term debt	$251,088	$250,575
Common shares	845	845
Common shares held in treasury	(150,202)	(160,448)
Additional paid-in capital	859,327	872,819
Accumulated other comprehensive loss	(8,255)	(12,584)
Retained earnings	127,601	88,416
Total capital	$1,080,404	$1,039,623

The movement in both common shares held in treasury and additional paid-in capital during the three months ended March 31, 2012, arises from the use of treasury shares to settle vested stock based compensation grants.

For the three months ended March 31, 2012, accumulated other comprehensive loss arose from the changes in currency translation adjustment of $4.5 million and the defined benefit pension plan obligation of $(0.2) million.

Letter of credit facilities

On August 31, 2011, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS (“FCML”) entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is for letters of credit with a maximum tenor of 15 months and is used to support the reinsurance obligations of the Company.  As of March 31, 2012, $52.3 million had been drawn under the Barclays Facility, and the drawn amount was secured by $61.6 million of fixed maturity investments from the Company’s investment portfolio.  The Barclays Facility replaced a $200.0 million credit facility with Barclays Bank Plc which commenced on March 5, 2009.

On April 28, 2010, Flagstone Suisse and FCML entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged. The Citi Facility now comprises a $240.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $310.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. As at March 31, 2012, $497.9 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $586.6 million of fixed maturity investments from the Company’s investment portfolio. The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

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

The Company applied to the Bermuda Monetary Authority (the “BMA”)  for FCML to qualify as a relevant asset for the purposes of meeting the 2011 liquidity ratio requirements and on March 13, 2012 the application was approved by the BMA. Flagstone Suisse is required to file statutory financial statements for the year ended December 31, 2011 with the BMA by April 30, 2012.

In addition, each Class 4 insurer must maintain its capital at a level equal to its enhanced capital requirement ("ECR") which is established by reference to the Bermuda Solvency Capital Requirement ("BSCR") model which came into force in 2008 to assist the BMA to better assess the adequacy of a Class 4 insurer’s capital.

Index

Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA's oversight, elect to utilize an approved internal capital model to determine regulatory capital. The BMA believes that use of an internal model to substantiate the required regulatory capital requirement may in many circumstances better reflect a specific insurer’s particular business profile than a market-wide regulatory model. An insurer’s internal model must satisfy certain criteria to be approved for the determination of regulatory capital. In either case, the ECR shall at all times equal or exceed the Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it.

In 2009, the BMA launched its Bermuda Insurance Solvency Framework, which is designed to enable Bermuda to achieve “equivalence” with Solvency II. As of the date of this Quarterly Report, the impact of this initiative is currently being monitored by the Company.

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

South Africa
Flagstone Africa is regulated by the Financial Services Board (“FSB”) and is licensed to operate as a reinsurer in South Africa subject to statutory minimum capital requirements under applicable legislation.  In addition, a South African reinsurance company may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency requirements.

United Kingdom
Our discontinued operations FSML and Syndicate 1861 are regulated by the Financial Services Authority (“FSA”) in the U.K. The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000. Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: “to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal”.

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

Cayman Islands
Our discontinued operation Island Heritage is domiciled in the Cayman Islands and maintains a Class A Domestic Insurance License issued under the Insurance Law (as revised) of the Cayman Islands.  It is thereby subject to regulation by the Cayman Islands Monetary Authority (“CIMA”), which enforces the applicable provisions of the Insurance Law and also the Monetary Authority Law.

A Class “A” Insurer’s license permits an insurer to carry on insurance business generally in or from within the islands. The Insurance Law mandates that changes to the information provided upon application for a license be approved or notified to CIMA, including director and ownership changes and the nature of the business. A relatively low capital requirement is currently prescribed in the Insurance Law, in order to accommodate the large captive insurance market in the Cayman Islands, but CIMA is able to attach conditions to licenses and thereby prescribe an appropriate capital and solvency requirement. A new law was passed in 2010 and is due to come into effect in 2012 pending the finalization of subsidiary legislation and related regulations. It is expected that the 2010 Law together with certain related regulations will prescribe certain solvency requirements and a risk based capital requirement comprising a minimum and a prescribed amount, which failure to meet will lead to enforcement and remedial action respectively.

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

As at March 31, 2012, the impact on our fixed maturity investments and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.6%, or approximately $21.5 million. As at March 31, 2012, the impact on our fixed maturity investments, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.4%, or approximately $19.2 million. As at December 31, 2011, the impact on our fixed maturity investments and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.7%, or approximately $22.9 million. As at December 31, 2011, the impact on our fixed maturity investments and cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.6%, or approximately $21.7 million.

We use interest rate futures to manage the duration and the interest rate risk of our investment portfolio. As at March 31, 2012, we did not hold any interest rate futures contracts. The interest rate futures contracts held were for three month exposure to U.S. and Euro interest rates, and we held short positions which reduced the duration of our portfolio.

As at March 31, 2012, we held $333.7 million, or 29.3% of our fixed maturity portfolio in asset-backed and mortgage-backed securities. As at December 31, 2011, we held $232.8 million, or 20.3%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at March 31, 2012 and December 31, 2011.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, we would also be exposed to reinvestment risk, as cash flows received by us could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity securities and index-linked futures. The total of such exposure as at March 31, 2012 and December 31, 2011 was $0.1 million and $7.8 million, respectively. The fair value of these positions as at March 31, 2012 and December 31, 2011 amounted to $0.1 million and $(0.1) million, respectively, and was recorded in equity investments and other assets and other liabilities. For the three months ended March 31, 2012 and 2011, we recorded net realized and unrealized gains of $0.9 million and $4.9 million, respectively, in net realized and unrealized gains – investments.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity investments.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at March 31, 2012, our fixed maturity investments consisted of investment grade securities with an average rating of AA+.  We believe this high-quality portfolio reduces our exposure to credit risk on fixed income investments to an acceptable level. We have included credit rating information with respect to our investment portfolio because it enhances the reader's understanding of its composition and consistency with our investment philosophy.

Index

To a lesser extent, we also have credit risk exposure as a party to over-the-counter derivative instruments. These derivative instruments include foreign currency forward contracts, currency swaps and reinsurance derivatives. To mitigate this risk, we monitor our exposure by counterparty and ensure that counterparties to these contracts are high-credit quality international banks or counterparties.

In addition, we have exposure to credit risk as it relates to our insurance and reinsurance balances receivable.  Premium balances receivable from our clients at March 31, 2012 and December 31, 2011, were $254.9 million and $236.4 million, respectively, including balances both currently due and accrued.  We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $5.5 million in bad debt expenses related to our insurance and reinsurance balances receivable.

We purchase retrocessional reinsurance and we require our reinsurers to have adequate financial strength or collateralize their exposures.  We evaluate the financial condition of our reinsurers and monitor our concentration of credit risk on an ongoing basis.

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

Foreign Currency Risk

We use foreign currency forward contracts and currency swaps to manage currency exposure.  The net notional exposure of foreign currency forward contracts in U.S. dollars as at March 31, 2012 and December 31, 2011, were $770.3 million and $705.1 million, respectively, and these contracts had a fair value of $(1.8) million and $7.0 million, respectively. For the three months ended March 31, 2012, we recorded net realized and unrealized losses of $6.6 million on foreign currency forward contracts and for the three months ended March 31, 2011, we recorded net realized and unrealized losses of $36.0 million on foreign currency forward contracts.

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

Financing

Certain subsidiaries of ours have a functional currency other than the U.S. dollar.  Our practice is to hedge the net investment in those subsidiaries and designate foreign currency forward contracts as hedging instruments.  The contractual amount of these contracts as at March 31, 2012 and December 31, 2011 was $55.0 million and $51.6 million, respectively, and the contracts had a fair value of $(0.2) million and $(0.5) million, respectively.  During the three months ended March 31, 2012 and 2011, we recorded net realized and unrealized losses of $2.2 million and $1.2 million, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

Index

We entered into a currency swap agreement to hedge the Euro-denominated deferrable interest debentures recorded as long term debt.  Under the terms of the foreign currency swap, we exchanged €13.0 million for $17.8 million, and will receive Euribor plus 354 basis points and pay LIBOR plus 419 basis points.   The swap expires on September 15, 2013 and had a fair value of $(0.6) million as at March 31, 2012.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the three months ended March 31, 2012 and 2011, approximately 53.4% and 48.5%, respectively, was written in currencies other than the U.S. dollar.  For the three months ended March 31, 2012, we had net foreign exchange losses of $4.2 million compared to losses of $9.6 million for the same period in 2011.

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

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: the ongoing impact on our business of our net loss in 2011 and our inability to return to profitability in a timely manner, if at all; the failure to consummate the divestiture of our former Lloyd’s reportable segment described above in the “Recent Developments” section of Part I, Item 2 of this Quarterly Report, and the timing of the Lloyd’s divestiture; the amount of costs, fees, expenses, indemnification obligations, purchase price adjustments and charges related to the divestitures and realignment initiatives described in this Quarterly Report on acceptable terms; the possibility that the benefits anticipated from the divestitures and realignment initiatives described in this Quarterly Report will not be fully realized, or the timing thereof; the failure to successfully implement the Company’s business strategy despite the completion of the divestitures and realignment initiatives described in this Quarterly Report; cancellation of our reinsurance contracts by cedents, market conditions affecting our common share price; the possibility that pricing changes in our industry may make it difficult or impossible for us to effectively compete or produce attractive returns; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved and the premium environment; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the impact of our financial strength ratings and the consequences to our business of our sustained negative outlook or any downgrade; our ability to raise capital on favorable terms, or at all; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts in which the deposit premium is not specified; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, and our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; our exposure to many different counterparties in the financial service industry, and the related credit risk of counterparty default; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; our need for financial flexibility to maintain our current level of business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply and premium dynamics in our markets relating to growing capital levels in the insurance and reinsurance industries; the investment environment, declining demand due to increased retentions by cedents and other factors; our ability to continue to implement our expense reduction initiatives; the impact of Eurozone instability and terrorist activities on the economy; and rating agency policies and practices particularly related to the duration a company may remain on negative outlook without further rating action.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.    Mine Safety Disclosure

Not applicable.

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

Dated: May 4, 2012

FLAGSTONE REINSURANCE HOLDINGS, S.A.

By:	/s/ David A. Brown
Name:	David A. Brown
Title:	Chief Executive Officer
(Authorized Officer)

By:	/s/ Patrick Boisvert
Name:	Patrick Boisvert
Title:	Chief Financial Officer
(Principal Financial Officer)

Index

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
10.1	Agreement, dated as of March 30, 2012, between Flagstone Réassurance Suisse SA, Butterfield Holdings (Cayman) Limited, ACE Bermuda Holdings Ltd., Nigel Twohey, and BF&M Limited.

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as a block of text.