Form 10-Q
period 2012-06-30
Flagstone Reinsurance Holdings, S.A.
filed 2012-08-07
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑   Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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

As of August 7, 2012, the Registrant had 71,058,922 common voting shares outstanding, net of treasury shares with a par value of  $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS, S.A.

Index
PART I − FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at June 30, 2012	As at December 31, 2011
ASSETS
Investments:
Fixed maturity investments, at fair value (Amortized cost: 2012 - $342,491; 2011 - $1,135,755)	$333,674	$1,138,435
Short term investments, at fair value (Amortized cost: 2012 - $696,837; 2011 - $10,620)	696,838	10,616
Equity investments, at fair value (Amortized cost: 2012 - $236; 2011 - $245)	61	82
Other investments	142,443	125,452
Total investments	1,173,016	1,274,585
Cash and cash equivalents	186,251	249,424
Restricted cash	17,823	17,538
Premium balances receivable	273,744	236,375
Unearned premiums ceded	58,679	30,550
Reinsurance recoverable	232,784	271,183
Accrued interest receivable	2,607	12,950
Receivable for investments sold	2,435	18
Deferred acquisition costs	50,144	38,155
Funds withheld	25,983	25,116
Other assets	110,919	160,950
Assets held for sale including discontinued operations	439,641	461,652
Total assets	$2,574,026	$2,778,496

LIABILITIES
Loss and loss adjustment expense reserves	$682,329	$897,368
Unearned premiums	292,109	215,316
Insurance and reinsurance balances payable	45,454	75,433
Payable for investments purchased	2,494	6,255
Long term debt	250,202	250,575
Other liabilities	70,964	54,059
Liabilities of discontinued operations held for sale	393,814	472,957
Total liabilities	1,737,366	1,971,963

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued (2012 - 84,464,259; 2011 - 84,464,259) and outstanding (2012 - 71,058,922; 2011 - 70,167,142)	845	845
Common shares held in treasury, at cost (2012 - 13,405,337; 2011 - 14,297,117)	(150,202)	(160,448)
Additional paid-in capital	857,714	872,819
Accumulated other comprehensive loss	(12,788)	(12,584)
Retained earnings	141,091	88,416
Total Flagstone shareholders’ equity	836,660	789,048
Noncontrolling interest in subsidiaries	-	17,485
Total equity	836,660	806,533
Total liabilities and equity	$2,574,026	$2,778,496

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

REVENUES
Gross premiums written	$171,150	$264,128	$341,378	$616,803
Premiums ceded	(6,285)	(44,409)	(91,184)	(163,159)
Net premiums written	164,865	219,719	250,194	453,644
Change in net unearned premiums	(62,366)	(101,099)	(33,950)	(133,971)
Net premiums earned	102,499	118,620	216,244	319,673
Net investment income	3,866	12,300	8,933	21,498
Net realized and unrealized gains (losses) - investments	5,365	(7,905)	23,468	2,866
Net realized and unrealized (losses) gains - other	(4,990)	13,986	1,393	13,296
Other income	1,546	1,554	4,357	2,686
Total revenues	108,286	138,555	254,395	360,019

EXPENSES
Loss and loss adjustment expenses	55,483	96,490	121,932	399,489
Acquisition costs	22,113	25,613	44,766	63,684
General and administrative expenses	18,822	19,744	40,682	35,819
Interest expense	2,965	2,892	5,923	5,742
Net foreign exchange (gains) losses	(3,354)	27,445	877	37,048
Total expenses	96,029	172,184	214,180	541,782
Income (loss) from continuing operations before income taxes and interest in earnings of equity investments	12,257	(33,629)	40,215	(181,763)
(Provision) recovery for income tax	(185)	827	(313)	1,073
Interest in earnings of equity investments	270	(171)	288	(456)
Income (loss) from continuing operations	12,342	(32,973)	40,190	(181,146)
Income from discontinued operations, net of taxes	1,148	13,960	13,620	1,737
Net income (loss)	13,490	(19,013)	53,810	(179,409)
Less: Income attributable to noncontrolling interest	-	(1,197)	(1,135)	(2,021)
NET INCOME (LOSS) ATTRIBUTABLE TO FLAGSTONE	$13,490	$(20,210)	$52,675	$(181,430)

Net income (loss)	$13,490	$(19,013)	$53,810	$(179,409)
Change in currency translation adjustment	(4,669)	873	(132)	3,750
Change in defined benefit pension plan obligation	136	(158)	(72)	(158)
Comprehensive income (loss)	8,957	(18,298)	53,606	(175,817)
Less: Comprehensive income attributable to noncontrolling interest	-	(1,197)	(1,135)	(2,021)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FLAGSTONE	$8,957	$(19,495)	$52,471	$(177,838)

Weighted average common shares outstanding—Basic	71,352,487	70,380,852	71,015,712	69,869,195
Weighted average common shares outstanding—Diluted	71,763,904	70,380,852	71,572,129	69,869,195
Income (loss) from continuing operations per common share—Basic	$0.17	$(0.49)	$0.55	$(2.62)
Income from discontinued operations per common share—Basic	$0.02	$0.20	$0.19	$0.02
Net income (loss) attributable to Flagstone per common share—Basic	$0.19	$(0.29)	$0.74	$(2.60)
Income (loss) from continuing operations per common share—Diluted	$0.17	$(0.49)	$0.55	$(2.62)
Income from discontinued operations per common share—Diluted	$0.02	$0.20	$0.19	$0.02
Net income (loss) attributable to Flagstone per common share—Diluted	$0.19	$(0.29)	$0.74	$(2.60)
Distributions declared per common share	$0.04	$0.04	$0.08	$0.08

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

		Flagstone Shareholders' Equity
For the six months ended June 30, 2012	Total equity	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$806,533	$88,416	$(12,584)	$845	$(160,448)	$872,819	$17,485
Disposal of discontinued operations	(18,620)						(18,620)
Net income	53,810	52,675					1,135
Change in currency translation adjustment	(132)		(132)
Defined benefit pension plan obligation	(72)		(72)
Stock based compensation	2,239					2,239
Stock compensation exercised from treasury	-				10,246	(10,246)
Distributions declared per common share	(5,684)					(5,684)
Other	(1,414)					(1,414)
Ending balance	$836,660	$141,091	$(12,788)	$845	$(150,202)	$857,714	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

		Flagstone Shareholders' Equity
For the six months ended June 30, 2011	Total equity	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,196,595	$414,549	$(6,178)	$845	$(178,718)	$904,235	$61,862
Redemption of preferred shares	(46,488)						(46,488)
Net loss	(179,409)	(181,430)					2,021
Change in currency translation adjustment	3,750		3,750
Defined benefit pension plan obligation	(158)		(158)
Stock based compensation	(2,573)					(2,573)
Stock compensation exercised from treasury	-				17,017	(17,017)
Distributions declared per common share	(5,604)					(5,604)
Other	(1,814)					(1,814)
Ending balance	$964,299	$233,119	$(2,586)	$845	$(161,701)	$877,227	$17,395

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

For the six months ended June 30,
	2012	2011

Cash flows provided by (used in) operating activities:
Net income (loss)	$53,810	$(179,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized gains	(26,552)	(16,439)
Net unrealized foreign exchange (gains) losses	(9,228)	2,947
Depreciation and amortization expense	1,839	3,142
Share based compensation expense (recovery)	2,239	(2,573)
Interest in earnings of equity investments	(288)	456
Accretion/amortization on fixed maturity investments	2,522	(1,808)
Changes in assets and liabilities, excluding net assets acquired:
Gain on sale of discontinued operations	(4,522)	-
Premium balances receivable	(60,932)	(212,208)
Unearned premiums ceded	(35,492)	(67,180)
Reinsurance recoverable	28,599	(152,094)
Deferred acquisition costs	(16,054)	(22,514)
Funds withheld	(870)	(4,780)
Loss and loss adjustment expense reserves	(200,673)	344,102
Unearned premiums	104,022	199,173
Insurance and reinsurance balances payable	(27,912)	44,411
Other changes in assets and liabilities, net	8,527	(30,467)
Net cash (used in) provided by operating activities	(180,965)	(95,241)

Cash flows (used in) provided by investing activities:
Net cash received in disposal of subsidiaries	8,628	1,948
Purchases of fixed maturity investments	(1,209,342)	(520,808)
Sales and maturities of fixed maturity investments	1,338,513	661,901
Purchases of other investments	(10,650)	(17,907)
Sales and maturities of other investments	15,734	(28,767)
Purchases of fixed assets	(2,725)	(5,617)
Sales of fixed asset	1,194	-
Change in restricted cash	(61,208)	(11,323)
Net cash provided by investing activities	80,144	79,427

Cash flows (used in) provided by financing activities:
Repurchase of noncontrolling interest	-	(46,488)
Distributions paid per common share	(5,684)	(5,602)
Other	(1,290)	(179)
Net cash used in financing activities	(6,974)	(52,269)

Effect of foreign exchange rate on cash	712	(1,638)

Decrease in cash and cash equivalents	(107,083)	(69,721)
Decrease in cash and cash equivalents from discontinued operations	43,910	44,724
Cash and cash equivalents - beginning of year	249,424	223,033
Cash and cash equivalents - end of period	$186,251	$198,036

Supplemental cash flow information:
Receivable for investments sold	$2,435	$203,257
Payable for investments purchased	$2,494	$176,750
Interest paid	$4,901	$2,358

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

The Company has classified the assets and liabilities associated with its former Lloyd’s reportable segment as held for sale and the associated financial results have been presented in the Company’s consolidated financial statements as “discontinued operations” for all periods presented. The financial results of the Company’s former Island Heritage reportable segment have been presented in the Company’s consolidated financial statements as “discontinued operations” for all periods up to and including March 31, 2012. The sale of the former Island Heritage reportable segment was completed on April 5, 2012. See Note 4 “Assets Held for Sale and Discontinued Operations” for more information.

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

4.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On October 24, 2011, the Company announced its plan to undertake a number of strategic initiatives designed to realign the Company’s strategy and core capabilities.  As a result of this realignment, the Company commenced a formal process to divest its ownership positions in its former Lloyd’s and Island Heritage reportable segments.  The sale of the Company’s ownership position in Island Heritage was completed on April 5, 2012, for total proceeds of $70.1 million, of which the Company received $42.1 million for its approximate 60% interest. The divestiture has been recorded in the second quarter results and resulted in a gain on disposal of $4.5 million. On April 3, 2012, the Company announced that it had entered into a definitive agreement to divest its former Lloyd’s reportable segment. The UK Financial Services Authority has approved the change in control and the Company now expects other regulatory approvals to be obtained, and the transaction completed, by August 31, 2012, for total proceeds of approximately $49.7 million. Our letter of credit for Funds at Lloyd’s in the amount of approximately $158.7 million will also be released on the same day. The divestiture will be recorded in the third quarter results and the Company anticipates a small gain on disposal, net of any deal-related expenses.

The Company has classified the assets and liabilities associated with its former Lloyd’s reportable segment as held for sale and the assets and liabilities have been recorded at the lower of the carrying value or fair value less costs to sell. The financial results for these operations have been presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented. The financial results of the Company’s former Island Heritage reportable segment have been presented as discontinued operations for all periods presented up to and including March 31, 2012.

Details of the assets and liabilities of discontinued operations held for sale as at June 30, 2012 and December 31, 2011 are as follows:

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	As at June 30,	As at December 31,
	2012	2011
Assets of discontinued operations held for sale
Fixed maturity investments, at fair value	$71,573	$94,422
Short term investments, at fair value	-	4,444
Total investments	71,573	98,866
Cash and cash equivalents	47,884	91,794
Restricted cash	91,230	30,307
Premium balances receivable	103,503	99,075
Unearned premiums ceded	24,165	27,042
Reinsurance recoverable	25,023	17,934
Deferred acquisition costs	23,928	26,949
Goodwill and intangible assets	33,619	44,161
Other assets	10,204	15,836
Total assets of discontinued operations held for sale	$431,129	$451,964

Liabilities of discontinued operations held for sale
Loss and loss adjustment expense reserves	$240,688	$233,290
Unearned premiums	126,997	142,713
Insurance and reinsurance balances payable	17,892	27,400
Amounts due to affiliates	-	46,682
Other liabilities	8,237	22,872
Total liabilities of discontinued operations held for sale	$393,814	$472,957

Net assets (liabilities) of discontinued operations held for sale	$37,315	$(20,993)

The increase in net assets of discontinued operations during the six months ended June 30, 2012, is primarily the result of amounts due to affiliates being capitalized and letters of credit being extinguished by placing funds directly with Lloyd’s of London.

The Company has reclassified the results of operations of the discontinued operations to income (loss) from discontinued operations in its consolidated statements of operations.  Details of the income from discontinued operations for the three and six months ended June 30, 2012 and 2011 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues
Gross premiums written	$65,419	$82,364	$152,344	$151,841
Premiums ceded	(6,683)	(37,946)	(34,549)	(59,187)
Net premiums written	58,736	44,418	117,795	92,654
Net premiums earned	$38,737	$52,657	$97,900	$102,094
Other reinsurance income	528	1,442	650	5,385
Loss and loss adjustment expenses	(26,099)	(18,705)	(50,529)	(65,455)
Acquisition costs	(10,103)	(13,444)	(23,970)	(27,129)
General and administrative expenses	(6,078)	(9,441)	(15,450)	(18,459)
Underwriting income (loss)	(3,015)	12,509	8,601	(3,564)
Gain on disposal of discontinued operations	4,522	-	4,522	-
Other income (expenses)	(139)	745	583	209
(Provision) recovery for income tax	(220)	706	(86)	5,092
Income from discontinued operations	$1,148	$13,960	$13,620	$1,737

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Assets held for sale

During the year ended December 31, 2011, the Company decided to dispose of its one remaining aircraft as well as corporate apartments, which will no longer be required due to the divestiture plans discussed above. The sale of the corporate apartments was completed on April 13, 2012, and has been recorded in second quarter results for total proceeds of approximately $1.3 million, which resulted in a gain on disposal of $0.1 million. The aircraft asset is reflected in assets held for sale including discontinued operations on the consolidated balance sheet as at June 30, 2012, at a carrying value of $8.5 million. The Company does not anticipate a significant gain or loss on disposal of the aircraft.

5.       INVESTMENTS

Fixed maturity, short term, equity and other investments

The amortized cost or cost, gross unrealized gains and losses, and fair values as at June 30, 2012 and December 31, 2011 are as follows:

	As at June 30, 2012
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
Other foreign governments	$20,359	$997	$-	$21,356
Mortgage-backed securities	137,655	405	(6,416)	131,644
Asset-backed securities	184,477	92	(3,895)	180,674
	342,491	1,494	(10,311)	333,674

Short term investments
U.S. government and agency securities	690,486	6	-	690,492
Corporates	6,351	-	(5)	6,346
	696,837	6	(5)	696,838

Equity investments	236	-	(175)	61
	236	-	(175)	61

Other investments
Investment funds	69,155	4,451	(5,371)	68,235
Catastrophe bonds	71,880	320	(438)	71,762
	141,035	4,771	(5,809)	139,997

Totals	$1,180,599	$6,271	$(16,300)	$1,170,570

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

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.4 million and $2.2 million at June 30, 2012 and December 31, 2011, respectively.

The country composition of the other foreign government classifications including the amortized cost or cost, gross unrealized gains and losses, and fair values as at June 30, 2012 and December 31, 2011 are as follows:

	As at June 30, 2012
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost or cost	gains	losses	value
Other foreign governments
Sovereign Debt
Other (excluding Eurozone)	$20,359	$997	$-	$21,356

Totals	$20,359	$997	$-	$21,356

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	As at December 31, 2011
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost or cost	gains	losses	value
Other foreign governments
Sovereign debt
Other (excluding Eurozone)	$49,667	$4,527	$(46)	$54,148
	49,667	4,527	(46)	54,148

Financial institutions
Eurozone
Portugal, Ireland, Italy, Greece & Spain	-	-	-	-
Other	7,740	149	(403)	7,486
Total	7,740	149	(403)	7,486
Other (excluding Eurozone)	45,205	3,198	(26)	48,377
	52,945	3,347	(429)	55,863

Totals	$102,612	$7,874	$(475)	$110,011

The following table presents the contractual maturity dates of fixed maturity and short term investments and their respective amortized cost and fair values as at June 30, 2012 and December 31, 2011.

	As at June 30, 2012		As at December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value

Due within one year	$696,837	$696,838	$29,294	$29,663
Due after 1 through 5 years	4,100	4,269	746,610	754,709
Due after 5 through 10 years	8,517	9,062	106,287	107,461
Due after 10 years	7,742	8,025	22,236	24,425
Mortgage and asset-backed securities	322,132	312,318	241,948	232,793
Total	$1,039,328	$1,030,512	$1,146,375	$1,149,051

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

The following table presents a breakdown of the credit quality of the Company's fixed maturity and short term investments as at June 30, 2012 and December 31, 2011:

	As at June 30, 2012		As at December 31, 2011
	Fair value	Percentage of total	Fair value	Percentage of total
Rating Category
AAA	$1,002,469	97.3%	$695,931	60.6%
AA	2,678	0.3%	92,299	8.0%
A	24,998	2.4%	231,143	20.1%
BBB	367	0.0%	129,678	11.3%
Total	$1,030,512	100.0%	$1,149,051	100.0%

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

As at June 30, 2012 and December 31, 2011, the Company’s investments are allocated among fair value levels as follows:

	Fair Value Measurement at June 30, 2012 using:
		Quoted prices in	Significant other	Significant other
	Fair value	active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Fixed maturity investments
Other foreign governments	$21,356	$-	$21,356	$-
Residential mortgage-backed securities	131,644	-	131,644	-
Asset-backed securities	180,674	-	180,674	-
	333,674	-	333,674	-

Short term investments
U.S. government and agency securities	690,492	690,492	-	-
Corporates	6,346	-	6,346	-
	696,838	690,492	6,346	-

Equity investments
Financial services	61	61	-	-
	61	61	-	-

Other investments
Investment funds	68,235	-	-	68,235
Catastrophe bonds	71,762	-	71,762	-
	139,997	-	71,762	68,235

Totals	$1,170,570	$690,553	$411,782	$68,235

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

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.4 million and $2.2 million at June 30, 2012 and December 31, 2011, respectively.

The reconciliation of the fair value for the Level 3 investments for the period ended June 30, 2012, including purchases and sales and change in realized and unrealized gains (losses) in earnings, is set out below:

For the six months ended
June 30, 2012

Fair value, December 31, 2011	$59,278
Total realized losses included in earnings	-
Total unrealized gains included in earnings	5,926
Purchases	1,420
Sales	(117)
Fair value, March 31, 2012	$66,507
Total realized losses included in earnings	-
Total unrealized gains included in earnings	1,537
Purchases	355
Sales	(164)
Fair value, June 30, 2012	$68,235

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

For the Level 3 items still held as of June 30, 2012, the total change in fair value for the three and six months ended June 30, 2012 was $1.6 million and $7.5 million, respectively.  Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three and six months ended June 30, 2012.

Other investments

The Catastrophe bonds pay a variable and fixed interest coupon and generate investment return, and their performance is contingent upon climatological and geological events.

The Company’s investment funds consist of investments in private equity, distressed debt and mortgage-backed investment funds.  As at June 30, 2012 and December 31, 2011, the Company had total outstanding investment commitments of $8.9 million and $10.7 million, respectively. Redemptions from these investments occur at the discretion of the general partner, board of directors or, in other cases, subject to a majority vote by the investors. The Company is not able to redeem a significant portion of these investments prior to 2017.

The following table presents the fair value of the Company’s investment funds as at June 30, 2012 and December 31, 2011:

	As at
	June 30, 2012	December 31, 2011

Distressed debt funds	$18,052	$14,876
Mortgage-backed investment funds	38,441	33,789
Private equity funds	11,742	10,613
Total	$68,235	$59,278

Pledged assets

The Company holds cash and cash equivalents and fixed maturity investments that were deposited or pledged in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, Lloyd’s of London requirements and insurance laws.

The total amount of such deposited or pledged cash and cash equivalents and fixed maturity investments as at June 30, 2012 and December 31, 2011 are as follows:

	As at
	June 30, 2012	December 31, 2011

Cash and cash equivalents	$17,823	$17,538
Fixed maturity investments	603,103	659,243
Total	$620,926	$676,781

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

The details of the derivatives held by the Company as at June 30, 2012 and December 31, 2011 are as follows:

	As at June 30, 2012
	Asset derivatives	Liability derivatives
	recorded in	recorded in
	other assets	other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value
Derivatives designated as hedging instruments
Foreign currency forward contracts(1)	$-	$1,065	$51,947	$(1,065)
	-	1,065		(1,065)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$1,481	$16,446	$(1,481)
Foreign currency forward contracts	9,508	12,492	416,428	(2,984)
	9,508	13,973		(4,465)

Total derivatives	$9,508	$15,038		$(5,530)

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	As at December 31, 2011
	Asset derivatives	Liability derivatives
	recorded in	recorded in
	other assets	other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value
Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	$-	$498	$51,564	$(498)
	-	498		(498)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$999	$16,825	$(999)
Foreign currency forward contracts	15,196	7,685	648,556	7,511
Futures contracts	-	4,820	426,362	(4,820)
	15,196	13,504		1,692

Purpose - exposure
Futures contracts	$-	$206	$7,685	$(206)
Foreign currency forward contracts	7	-	4,993	7
	7	206		(199)

	15,203	13,710		1,493

Total derivatives	$15,203	$14,208		$995

Designated
	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
	(Effective portion)			(Ineffective portion)
Derivatives designated as hedging instruments	For the three months ended June 30,			For the three months ended June 30,
	2012	2011	Location	2012	2011
Foreign currency forward contracts(1)	$3,120	$(831)	Net realized and unrealized losses - other	$(56)	$(124)
	$3,120	$(831)		$(56)	$(124)

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
	(Effective portion)			(Ineffective portion)
Derivatives designated as hedging instruments	For the six months ended June 30,			For the six months ended June 30,
	2012	2011	Location	2012	2011
Foreign currency forward contracts(1)	$961	$(2,040)	Net realized and unrealized losses - other	$(401)	$(349)
	$961	$(2,040)		$(401)	$(349)

(1)Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Non-Designated
	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the three months ended June 30,
as hedging instruments	Location	2012	2011
Futures contracts	Net realized and unrealized losses - investments	$(74)	$(16,554)
Currency swaps	Net realized and unrealized (losses) gains - other	(937)	467
Foreign currency forward contracts	Net realized and unrealized gains (losses) - investments	15,584	(17,542)
Foreign currency forward contracts	Net realized and unrealized (losses) gains - other	(3,997)	13,643
		$10,576	$(19,986)

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the six months ended June 30,
as hedging instruments	Location	2012	2011
Futures contracts	Net realized and unrealized gains (losses) - investments	$179	$(8,986)
Currency swaps	Net realized and unrealized (losses) gains - other	(509)	1,547
Foreign currency forward contracts	Net realized and unrealized gains (losses) - investments	3,026	(51,518)
Foreign currency forward contracts	Net realized and unrealized gains - other	2,303	11,857
Mortgage-backed securities TBA	Net realized and unrealized losses - investments	-	(2)
Other reinsurance derivatives	Net realized and unrealized gains - other	-	241
		$4,999	$(46,861)

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

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as at June 30, 2012 and December 31, 2011 is allocated between levels as follows:

	Fair Value Measurement at June 30, 2012, using:
		Quoted prices	Significant other	Significant other
	Fair value	in active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Description
Swaps	$(1,481)	$-	$(1,481)	$-
Foreign currency forward contracts	(4,049)	-	(4,049)	-
Total derivatives	$(5,530)	$-	$(5,530)	$-

For the Level 3 items still held as of June 30, 2012, the total change in fair value for the three and six months ended June 30, 2012, recorded in net realized and unrealized gains (losses) – other, was $nil.

	Fair Value Measurement at December 31, 2011, using:
		Quoted prices	Significant other	Significant other
	Fair value	in active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Description
Futures contracts	$(5,026)	$(5,026)	$-	$-
Swaps	(999)	-	(999)	-
Foreign currency forward contracts	7,020	-	7,020	-
Total derivatives	$995	$(5,026)	$6,021	$-

At June 30, 2012 and December 31, 2011, there were no Level 3 derivative instruments held.  Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three and six months ended June 30, 2012.

7.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three and six months ended June 30, 2012, the Company incurred interest expense of $2.5 million and $5.0 million, respectively, on the Deferrable Interest Debentures compared to $2.6 million and $5.2 million, respectively, for the same periods in 2011.  The Company had $0.8 million of interest payable included in other liabilities at both June 30, 2012 and December 31, 2011.

The Company does not carry its long term debt at fair value on its consolidated balance sheets.  At June 30, 2012, the Company estimated the fair value of its long term debt to be approximately $212.7 million compared to $192.7 million at December 31, 2011.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Letter of credit facilities

On August 31, 2011, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS (“FCML”) entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is for letters of credit with a maximum tenor of 15 months and is used to support the reinsurance obligations of the Company.  As of June 30, 2012, $46.0 million had been drawn under the Barclays Facility, and the drawn amount was secured by $48.4 million of fixed maturity investments from the Company’s investment portfolio.  The Barclays Facility replaced a $200.0 million credit facility with Barclays Bank Plc which commenced on March 5, 2009.

On April 28, 2010, Flagstone Suisse and FCML entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged. The Citi Facility now comprises a $275.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $275.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. As at June 30, 2012, $507.5 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $554.7 million of fixed maturity investments from the Company’s investment portfolio. The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

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

A summary of the activity under the PSU Plan as at June 30, 2012, and changes during the three and six months ended June 30, 2012, is as follows:

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
			Weighted			Weighted
	Number	Weighted	average	Number	Weighted	average
	expected	average grant	remaining	expected	average grant	remaining
	to vest	date fair value	contractual term	to vest	date fair value	contractual term

Outstanding at beginning of period	1,016,050	$10.73	1.7	1,676,125	$10.83	0.7
Granted	-	-		300,000	8.29
Forfeited	(5,250)	11.65		(99,000)	11.54
Performance factor changes	-	-		23,375	9.93
Exercised	-	-		(889,700)	9.98
Outstanding at end of period	1,010,800	10.73	1.4	1,010,800	10.73	1.4

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a three year period. Taking into account the results to date and the expected results for the remainder of the performance periods, the Company has established the most probable factor as the minimum for each series, with the exception of one series which has been established to have a probable factor of 60%. For the three and six months ended June 30, 2012, $1.0 million and $1.3 million, respectively, of compensation expense related to the PSU Plan has been recorded in general and administrative expenses compared to $0.1 million and $(4.1) million, respectively, for the same periods in 2011. As at June 30, 2012 and December 31, 2011, there was a total of $4.8 million and $4.8 million, respectively, of unrecognized compensation cost related to non−vested PSUs; that cost is expected to be recognized over periods of approximately 1.8 years and 1.6 years, respectively.

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

A summary of the activity under the RSU Plan as at June 30, 2012, and changes during the three and six months ended June 30, 2012, is as follows:

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Number	Weighted average	Weighted average	Number	Weighted average	Weighted average
	expected to	grant date	remaining	expected to	grant date	remaining
	vest	fair value	contractual term	vest	fair value	contractual term

Outstanding at beginning of period	553,615	$10.40	1.3	524,179	$11.40	0.3
Granted	3,000	7.87		220,706	8.27
Forfeited	(12,100)	9.78		(53,350)	10.56
Exercised	-	-		(147,020)	10.68
Outstanding at end of period	544,515	10.40	1.1	544,515	10.40	1.1

Unrecognized compensation cost related to non-vested RSUs was $1.3 million and $1.0 million at June 30, 2012 and December 31, 2011, respectively, and is expected to be recognized over a period of approximately 1.2 years and 1.0 year, respectively.  Compensation expenses related to the RSU Plan of $0.3 million and $1.0 million, respectively, were recorded in general and administrative expenses for the three and six months ended June 30, 2012 compared to $0.3 million and $1.6 million, respectively, for the same period in 2011.

Since the inception of the RSU Plan in July 2006, 707,262 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled. During the three and six months ended June 30, 2012, nil and 59,856 RSUs, respectively, were granted to the directors, compared to nil and 63,964 RSUs, respectively, granted to directors during the same period in 2011. During both the three and six months ended June 30, 2012 and 2011, no RSUs granted to directors were converted into common shares of the Company as elected by the directors.

The Company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of both PSUs and RSUs outstanding as at June 30, 2012 was $8.1 million and $4.4 million, respectively.

9.       EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2012 and 2011 is as follows:

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Basic earnings per common share
Net income (loss) attributable to Flagstone	$13,490	$(20,210)	$52,675	$(181,430)
Weighted average common shares outstanding	71,058,922	70,056,431	70,740,893	69,544,000
Weighted average vested restricted share units	293,565	324,421	274,819	325,195
Weighted average common shares outstanding—Basic	71,352,487	70,380,852	71,015,712	69,869,195
Basic earnings (loss) per common share	$0.19	$(0.29)	$0.74	$(2.60)

Diluted earnings per common share
Net income (loss) attributable to Flagstone	$13,490	$(20,210)	$52,675	$(181,430)
Weighted average common shares outstanding	71,058,922	70,056,431	70,740,893	69,544,000
Weighted average vested restricted share units outstanding	293,565	324,421	274,819	325,195
	71,352,487	70,380,852	71,015,712	69,869,195
Share equivalents:
Weighted average unvested restricted share units	76,309	-	134,213	-
Weighted average unvested performance share units	335,108	-	422,204	-
Weighted average common shares outstanding—Diluted	71,763,904	70,380,852	71,572,129	69,869,195
Diluted earnings (loss) per common share	$0.19	$(0.29)	$0.74	$(2.60)

Dilutive share equivalents have been excluded in the weighted average common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  The number of anti-dilutive share equivalents that were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2011, was 749,424 and 956,246, respectively. Because the number of shares above a minimum threshold are contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, those contingently issuable PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known. Only the minimum number of PSUs that will vest under each grant are included in the calculation of diluted earnings in a period of net income. As at June 30, 2012 and 2011, there were 1,010,800 and 1,762,442 PSUs expected to vest, respectively.  The maximum number of common shares that could be issued under the PSU Plan at June 30, 2012 and 2011 was 2,318,200 and 4,889,492, respectively. There was a warrant outstanding which would result in the issuance of 630,194 common shares at both June 30, 2012 and 2011, that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.

10.   SHAREHOLDERS’ EQUITY

Common shares

At June 30, 2012, the total authorized common voting shares of the Company were 300,000,000, with a par value of $0.01 per common share (December 31, 2011 – 300,000,000).

The following table is a summary of the common shares issued and outstanding for the periods ending June 30, 2012 and December 31, 2011:

	For the periods ended
	June 30, 2012	December 31, 2011
Common voting shares:
Balance at beginning of period	70,167,142	68,585,588
Conversion of performance share units (1)	782,179	1,359,378
Conversion of restricted share units (1)	109,601	222,176
Balance at end of period	71,058,922	70,167,142

(1)Conversion of performance share units and restricted share units are net of shares withheld for the payment of tax on the employee's behalf.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

11.   LEGAL PROCEEDINGS

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  Such proceedings often involve reinsurance contract disputes which are typical for the insurance and reinsurance industry. As at June 30, 2012, the Company was not a party to any material litigation or arbitration proceedings.

12.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through to the date the financial statements were available to be issued and has determined that there were no subsequent events that require disclosure, except in connection with the divestiture processes relating to the former Lloyd’s reportable segment.  Refer to Note 4 “Assets Held for Sale and Discontinued Operations” for more information.
.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at June 30, 2012 and December 31, 2011, and our results of operations for the three and six months ended June 30, 2012 and 2011, including, as specified, our discontinued operations.  The historical results presented in this Quarterly Report are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results expected for a full year.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “2011 Annual Report”), filed with the SEC on March 13, 2012.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information. You should review the information described under “Recent Developments”, the risks described in this Quarterly Report and in Item 1A, “Risk Factors” contained in the 2011 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

References in this Quarterly Report to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings, S.A. and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Flagstone Alliance Insurance & Reinsurance PLC, its wholly-owned Cyprus insurance and reinsurance company, Flagstone Reinsurance Africa Limited, its wholly-owned South African reinsurance company, Mont Fort Re Ltd., its wholly-owned Bermuda reinsurance company, and any other direct or indirect wholly-owned subsidiary, but not including its United Kingdom  Lloyd's managing agency Flagstone Syndicate Management Limited, or Island Heritage Holdings Ltd., each of which are discontinued operations, unless the context suggests otherwise. On October 24, 2011, we announced a strategic decision to divest our ownership positions in our former Lloyd’s and Island Heritage reportable segments. On April 5, 2012, the Company completed the sale of the business comprising its former Island Heritage reportable segment. On April 3, 2012, the Company announced that it had entered into definitive agreements to divest the business comprising its former Lloyd’s reportable segment. The Company has classified the assets and liabilities associated with its former Lloyd’s and Island Heritage reportable segments as held for sale and the assets and liabilities have been recorded at the lower of the carrying value or fair value less costs to sell.  The financial results for the Lloyd’s discontinued operations have been presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented and the financial results for the Island Heritage discontinued operations have been presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented up to and including March 31, 2012. Unless otherwise noted, all discussions and amounts presented in this Quarterly Report relate to our business without giving effect to our discontinued operations. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA, its wholly-owned subsidiaries and its Bermuda branch. References to “FSML” refer to Flagstone Syndicate Management Limited, its wholly-owned subsidiaries and Syndicate 1861.  References to “Island Heritage” refer to Island Heritage Holdings Ltd. and its subsidiaries. References to “Flagstone Africa” refer to Flagstone Reinsurance Africa Limited.  References to “Mont Fort” refer to Mont Fort Re Ltd. References in this Quarterly Report to “dollars” or “$” are to the lawful currency of the United States of America (the “U.S.”), unless the context otherwise requires.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts, percentages or unless otherwise stated. References in this Quarterly Report to (i) “foreign currency” are to currencies other than U.S. dollars and (ii) “foreign exchange” transactions or “foreign investments” are to transactions or investments, respectively, involving currencies other than U.S. dollars, in each case unless the context otherwise requires.  References in this Quarterly Report to “foreign subsidiaries” are to subsidiaries of Flagstone that are not domiciled in the U.S. or whose primary transactions are in foreign currency.

Executive Overview

We are pleased with our second quarter results as we continue to benefit from the strategic shift in our business model as we become a more focused and efficient underwriter.  Evidence of the effectiveness of this strategy and its benefits could be seen this quarter with reduced frequency and attritional losses, coupled with our ongoing expense saving initiatives, which drove positive underwriting performance despite significant tornado, wind, and wildfire industry losses in the United States during the quarter.  Our improved performance in the second quarter also reflects the benefits of attractive rates in our core business, which partially offset the reduction in income as we continue to reposition our portfolio.

Index

We are, in all material respects, nearing the completion of the business realignment we announced in October 2011.  As previously announced on April 2, 2012, and April 3, 2012, the Company entered into definitive agreements to divest its former Island Heritage and Lloyd’s reportable segments, respectively. The Island Heritage transaction was completed on April 5, 2012, and has been recorded in the second quarter results, including a gain on disposal of $4.5 million.  The Lloyd’s segment transaction is expected to be completed in the third quarter of 2012. Upon closing, we anticipate recording a small gain on this divestiture, net of any deal-related expenses. These divestitures are part of a strategic business realignment to address changing business conditions, refocus the Company’s underwriting strategy on its property catastrophe reinsurance business and reduce its focus on operating segments that absorb capital and produce lower returns. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations.  See Note 4, “Assets Held for Sale and Discontinued Operations” in our unaudited condensed consolidated financial statements (Item 1 above) for additional information related to discontinued operations. All prior years presented have been reclassified to conform to this new presentation.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”) and our fiscal year ends on December 31.  Because a substantial portion of the reinsurance we write in our discontinued and continuing operations provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the specific coverages we offer to clients affected by these events.  This has resulted and may continue to result in volatility in our results of operations, cash flows and financial condition.  In addition, the amount of premiums written with respect to any particular line of business may vary from quarter to quarter and year to year as a result of available capital and retrocessional support and market and other conditions.

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

Index

Recent Developments

On April 3, 2012, the Company announced that it had entered into a definitive agreement with a wholly-owned subsidiary of ANV Holdings BV (“ANV”), under which ANV, with capital support from Ontario Teachers’ Pension Plan Board, will acquire the Company’s Lloyd’s operations. The UK Financial Services Authority has approved the change in control and the Company now expects other regulatory approvals to be obtained, and the transaction completed, by August 31, 2012, for total proceeds of approximately $49.7 million. Our letter of credit for Funds at Lloyd’s in the amount of approximately $158.7 million will also be released on the same day. The divestiture will be recorded in the third quarter results and the Company anticipates a small gain on disposal, net of any deal-related expenses.

You should review all the information in this Quarterly Report in conjunction with the information under this “Recent Developments.”

Critical Accounting Policies

Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the 2011 Annual Report.  Our critical accounting policies at June 30, 2012 have not changed compared to December 31, 2011.

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

Results of Operations - For the Three and Six Months Ended June 30, 2012 and 2011

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

	For the three months ended	For the six months ended
U.S. dollar strengthened (weakened) against:	June 30, 2012	June 30, 2012

Canadian dollar	2.0%	(0.1)%
Swiss franc	4.9%	1.0%
Euro	5.1%	2.2%
British pound sterling	2.1%	(0.8)%
Indian rupee	8.8%	4.9%
South African rand	6.2%	1.3%

Index

Summary Overview

The following table sets forth selected key financial information for the three months ending June 30, 2012 and 2011:

	For the three months ended June 30,
	2012	2011	$ Change	% Change

Underwriting income (loss)	$6,990	$(22,496)	$29,486	131.1%
Net investment income	$3,866	$12,300	$(8,434)	(68.6)%
Net realized and unrealized gains (losses) - investments	$5,365	$(7,905)	$13,270	167.9%
Net realized and unrealized (losses ) gains - other	$(4,990)	$13,986	$(18,976)	(135.7)%
Income (loss) from continuing operations	$12,342	$(32,973)	$45,315	137.4%

Income (loss) from continuing operations per common share - Basic	$0.17	$(0.49)	$0.67
Income (loss) from continuing operations per common share - Diluted(1)	$0.17	$(0.49)	$0.66
Loss ratio	54.1%	81.3%
Expense ratio	40.0%	38.2%
Combined ratio	94.1%	119.5%

The following table sets forth selected key financial information for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
	2012	2011	$ Change	% Change

Underwriting income (loss)	$11,607	$(178,316)	$189,923	106.5%
Net investment income	$8,933	$21,498	$(12,565)	(58.4)%
Net realized and unrealized gains - investments	$23,468	$2,866	$20,602	718.8%
Net realized and unrealized gains - other	$1,393	$13,296	$(11,903)	89.5%
Income (loss) from continuing operations	$40,190	$(181,146)	$221,336	122.2%

Income (loss) from continuing operations per common share - Basic	$0.55	$(2.62)	$3.17
Income (loss) from continuing operations per common share - Diluted(1)	$0.55	$(2.62)	$3.17
Loss ratio	56.4%	125.0%
Expense ratio	39.5%	31.1%
Combined ratio	95.9%	156.1%

The following table sets forth selected key non-GAAP financial measures as at June 30, 2012 and December 31, 2011:

	As at
	June 30,	December 31,
	2012	2011	$ Change	% Change
Basic book value per common share	$11.73	$11.21	$0.52	4.6%
Diluted book value per common share	$11.52	$10.90	$0.62	5.7%
Diluted book value per common share plus accumulated distributions	$12.32	$11.62	$0.70	6.0%

(1)Income (loss) from continuing operations per common share - Diluted for the three and six months ended June 30, 2012 and 2011 does not contain the effect of:
a. a warrant conversion as this would be anti-dilutive for U.S. GAAP purposes
 b. the PSU conversion until the end of the performance period, when the number of shares issuable under the PSU Plan will be known. There were 1,010,800  and 1,762,442 PSU's expected to vest under the PSU plan as at June 30, 2012 and 2011, respectively . Only the minimum number of PSUs that will vest under each grant are included in the calculation of diluted earnings in a period of net income.

The increase in underwriting income in the six months ended June 30, 2012, is primarily due to the lack of significant catastrophe losses (net of reinsurance and reinstatements) in the period compared to the same period last year, which included Australian floods ($27.2 million), cyclone Yasi ($29.8 million), New Zealand earthquake of February 2011 ($114.8 million) and the Japan earthquake and tsunami ($93.9 million).

Index

The decrease in net investment income on the three months ended June 30, 2012, is principally due to lower invested assets and the change in asset allocation during the quarter. The decrease in net investment income on the six months ended June 30, 2012, is primarily due to lower investment assets, the change in asset allocation and to lower interest rates during the period.

The increase in the net realized and unrealized gains and losses – investments, for the six months ended June 30, 2012, is primarily associated with the foreign currency forward contracts and is related to the currency hedges on non-U.S. dollar bonds, offset by net realized and unrealized gains on the fixed maturity investments as a result of tightening credit spreads, change in asset allocation and higher foreign currency impact on the portfolio.

The decrease in the net realized and unrealized gains and losses – other, for the six months ended June 30, 2012, is primarily associated with currency swaps and foreign currency forward contracts and is due to currency fluctuations which are partially offset by net gains recorded through balance sheet currency revaluations and are attributable to operational hedges on reinsurance balances.

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

Basic book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares outstanding at the end of the period plus vested RSUs, giving no effect to dilutive securities.  Diluted book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period including all potentially dilutive securities such as a warrant, PSUs and RSUs. When the effect of securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per common share.  The warrant was anti-dilutive and was excluded from the calculation of diluted book value per common share as at June 30, 2012 and December 31, 2011.

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

Index

	As at
	June 30, 2012	December 31, 2011

Flagstone shareholders' equity	$836,660	$789,048
Potential net proceeds from assumed:
Exercise of PSU (1)	-	-
Exercise of RSU (1)	-	-
Conversion of warrant (2)	-	-
Diluted Flagstone shareholders' equity	$836,660	$789,048

Cumulative distributions paid per outstanding common share	$0.80	$0.72

Common shares outstanding - end of period	71,058,922	70,167,142
Vested RSUs	293,565	233,709
Total common shares outstanding - end of period	71,352,487	70,400,851

Potential shares to be issued:
PSUs expected to vest	1,010,800	1,676,125
RSUs outstanding	250,950	290,470
Conversion of warrant (2)	-	-
Common shares outstanding - diluted	72,614,237	72,367,446

Basic book value per common share	$11.73	$11.21

Diluted book value per common share	$11.52	$10.90

Basic book value per common share plus accumulated distributions	$12.53	$11.93

Diluted book value per common share plus accumulated distributions	$12.32	$11.62

Distributions per common share paid during the period	$0.08	$0.16

(1)No proceeds due when exercised
(2)Below strike price - not dilutive

Index

Outlook and Trends

Market Outlook

At the important June 1, 2012 renewal period, North American rates were approximately flat to up 5% from rates a year ago.  Rates were flat to down slightly in loss-free regions and ranging from flat to up 5% in loss-affected regions.  Looking forward toward the next major North American renewal period at January 1, 2013, we would expect a similar range of rate levels barring any significant potential loss activity occurring during this hurricane season. Prior to renewal, many clients came out with their submissions early and therefore business transacted in an orderly fashion prior to June 1st.  On average, clients sought slightly more capacity this year and moved retentions upwards in addition to an increase in demand from Citizens Property Insurance Corporation of Florida and the increased expected loss effects of Risk Management Solutions, Inc.’s new hurricane risk model (“RMS V11”).  However, an increase in reinsurer capacity was allocated for this period, which meant that programs reached subscription and were slightly oversubscribed to meet this demand.  On a regional basis, Florida, Southeast and Gulf of Mexico rates were strongest and overall, rate levels continue to be adequate with pricing mostly meeting return hurdles.

The second quarter is not overly meaningful to the International markets with the exception of April 1, 2012 Japan renewals where we saw strong pricing increases in these treaties. Overall price increases averaged over 20%. Comparing 2012 prices with pre-Tohoku pricing, loss affected Japanese earthquake programs paid 80-140% increases. Non-loss affected programs saw 40-75% increases and Japanese wind programs were up 15-25%.  Outside of Japan, Latin America also renews during this period and rates in the region were flat to modestly up as larger players competed for market share. In summary, outside of Japan, capacity was generally abundant, and looking forward to the next major International renewal period at January 1, 2013, we expect the level of International loss activity to dictate the direction of rates.

Regarding the specialty lines, rates in the marine business, aviation, and aerospace and satellite have been flat since the January 1, 2012 renewal last quarter and as these lines renew throughout the remainder of the year we expect a similar pattern to continue.  Rates have generally failed to increase materially and the modest profitability has been primarily due to a lack of loss activity.

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

(2)
Property Reinsurance.  We also provide property reinsurance on a pro rata share basis and per risk excess of loss basis.  Per risk reinsurance protects insurance companies on their primary insurance risks on a single risk basis, for example, covering a single large building.  Generally, our property per risk and pro rata business is written with loss limitation provisions, such as per occurrence or per event caps, which serve to limit exposure to catastrophic events.

(3)
Short-tail Specialty and Casualty Reinsurance.  We also provide short-tail specialty and casualty reinsurance for risks such as aviation, energy, accident and health, satellite, marine and workers’ compensation catastrophe.  Generally, our short-tail specialty and casualty reinsurance is written with loss limitation provisions.

.

Index

Gross Premiums Written

Details of the consolidated gross premiums written by line of business and geographic area of risk insured for our continuing operations are provided below:

	For the three months ended June 30,
	2012		2011
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Property catastrophe	$126,755	74.1%	$170,394	64.5%
Property	28,781	16.8%	53,224	20.2%
Short-tail specialty and casualty	15,614	9.1%	40,510	15.3%
Total	$171,150	100.0%	$264,128	100.0%

	For the six months ended June 30,
	2012		2011
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Property catastrophe	$233,096	68.3%	$372,256	60.4%
Property	66,666	19.5%	119,023	19.3%
Short-tail specialty and casualty	41,616	12.2%	125,524	20.3%
Total	$341,378	100.0%	$616,803	100.0%

	For the three months ended June 30,
	2012		2011
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (1)
Caribbean	$7,484	4.4%	$1,623	0.6%
Europe	18,744	11.0%	13,187	5.0%
Japan and Australasia	21,965	12.8%	27,805	10.5%
North America	108,139	63.2%	177,557	67.2%
Worldwide risks (2)	13,491	7.9%	32,706	12.4%
Other	1,327	0.7%	11,250	4.3%
Total	$171,150	100.0%	$264,128	100.0%

	For the six months ended June 30,
	2012		2011
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (1)
Caribbean	$8,984	2.6%	$3,416	0.6%
Europe	68,003	19.9%	89,702	14.5%
Japan and Australasia	33,062	9.7%	70,304	11.4%
North America	179,558	52.6%	301,576	48.9%
Worldwide risks (2)	43,101	12.6%	125,333	20.3%
Other	8,670	2.6%	26,472	4.3%
Total	$341,378	100.0%	$616,803	100.0%

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

Below is a summary of our underwriting results and ratios for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012	2011	$ Change	% Change

Property catastrophe reinsurance	$126,755	$170,394	$(43,639)	(25.6)%
Property reinsurance	28,781	53,224	(24,443)	(45.9)%
Short tail specialty and casualty reinsurance	15,614	40,510	(24,896)	(61.5)%
Gross premiums written	171,150	264,128	(92,978)	(35.2)%
Premiums ceded	(6,285)	(44,409)	38,124	(85.8)%
Net premiums written	164,865	219,719	(54,854)	(25.0)%
Net premiums earned	102,499	118,620	(16,121)	(13.6)%
Other related income	909	731	178	24.4%
Loss and loss adjustment expenses	(55,483)	(96,490)	41,007	(42.5)%
Acquisition costs	(22,113)	(25,613)	3,500	(13.7)%
General and administrative expenses	(18,822)	(19,744)	922	(4.7)%
Underwriting income (loss)	$6,990	$(22,496)	$29,486	131.1%

Loss ratio	54.1%	81.3%
Acquisition cost ratio	21.6%	21.6%
General and administrative expense ratio	18.4%	16.6%
Combined ratio	94.1%	119.5%

•
The increase in net underwriting results is the result of the lack of significant loss events during the second quarter of 2012 compared to the same period in 2011 (New Zealand earthquake of June 2011 and U.S. tornadoes), offset by a significant reduction in gross premiums written and net premiums earned, which is in line with our current underwriting strategy.

•
The decrease in gross premiums written for all lines of business is a result of an overall decrease in our risk appetite and in our shareholder’s equity following the significant worldwide losses we sustained in 2011. During the three months ended June 30, 2012, we recorded $3.9 million of gross reinstatement premiums compared to $5.8 million recorded for the same period in 2011.

•
The decrease in ceded premiums is primarily related to higher reinstatement premiums incurred in 2011 on our ceded reinsurance due to loss activity and the increased level of reinsurance purchases after the loss events during the first quarter of 2011.

•
The decrease in the loss ratio compared to the same period in 2011 is primarily due to more significant losses from catastrophic events in the prior period, which included the New Zealand earthquake of $18.5 million and U.S. tornadoes of $19.4 million. Losses are net of retrocession but exclude reinstatement premiums.

•
Each quarter we revisit our loss estimates for previous catastrophe events. During the quarter ended June 30, 2012, based on updated estimates provided by clients and brokers, we recorded net favorable developments of $1.4 million for prior accident years. During the second quarter of 2011, the net positive developments for prior catastrophe events were $12.8 million.

Index

•	The acquisition cost ratio compared to the same period in 2011 has remained stable.

•
The decrease in general and administrative expenses is primarily the result of expense reduction initiatives in accordance with our overall decrease in underwriting activities, partially offset by lower staff compensation accrual in the same period in 2011 as a result of the significant underwriting loss.

Below is a summary of the underwriting results and ratios for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
	2012	2011	$ Change	% Change

Property catastrophe reinsurance	$233,096	$372,256	$(139,160)	(37.4)%
Property reinsurance	66,666	119,023	(52,357)	(44.0)%
Short tail specialty and casualty reinsurance	41,616	125,524	(83,908)	(66.8)%
Gross premiums written	341,378	616,803	(275,425)	(44.7)%
Premiums ceded	(91,184)	(163,159)	71,975	(44.1)%
Net premiums written	250,194	453,644	(203,450)	(44.8)%
Net premiums earned	216,244	319,673	(103,429)	(32.4)%
Other related income	2,744	1,003	1,741	173.6%
Loss and loss adjustment expenses	(121,932)	(399,489)	277,557	(69.5)%
Acquisition costs	(44,766)	(63,684)	18,918	(29.7)%
General and administrative expenses	(40,683)	(35,819)	(4,864)	13.6%
Underwriting income (loss)	$11,607	$(178,316)	$189,923	106.5%

Loss ratio	56.4%	125.0%
Acquisition cost ratio	20.7%	19.9%
General and administrative expense ratio	18.8%	11.2%
Combined ratio	95.9%	156.1%

•
The increase in net underwriting results is the result of the lack of significant loss events in 2012 compared to the same period in 2011 (Australian floods, cyclone Yasi, New Zealand earthquakes of February 2011 and June 2011, Japan earthquake and tsunami, and U.S. tornadoes), offset by a significant reduction in gross premiums written and net premiums earned, which is in line with our current underwriting strategy.

•
The decrease in gross written premiums for all lines of business is a result of an overall decrease in our risk appetite and in our shareholder’s equity following the significant worldwide losses we sustained in 2011. During the six months ended June 30, 2012, we recorded $11.3 million of gross reinstatement premiums compared to $17.8 million recorded for the same period in 2011. The decrease in reinstatements premiums was due to lower catastrophe losses in the current period.

•
The decrease in ceded premiums is primarily related to higher reinstatement premiums incurred in 2011 on our ceded reinsurance due to loss activity and the increased level of reinsurance purchases after the loss events during the first quarter of 2011.

•
The decrease in the loss ratio compared to the same period in 2011 is primarily due to more significant losses from catastrophic events in the prior period, including net incurred losses related to the Australian floods ($27.2 million), cyclone Yasi ($29.8 million), New Zealand earthquake of February 2011 ($100.8 million), the Japan earthquake and tsunami ($99.1 million), New Zealand earthquake of June 2011 ($18.5 million) and the U.S. tornadoes ($19.4 million). Losses are net of retrocession but exclude reinstatement premiums.

•
Each quarter we revisit our loss estimates for previous catastrophe events. During the six months ended June 30, 2012, based on updated estimates provided by clients and brokers, we recorded net adverse developments of $6.1 million, related to cumulative prior accident years.  In addition, we undertook our scheduled first quarter review of actuarial reserving assumptions. As a result of revised development factors for non-cat business based in part on experience, we recorded $7.0 million of negative reserves development.

Index

•
The increase in general and administrative expenses is primarily the result of staff compensation accrual and performance based compensation returning to more typical levels in the current period as compared to levels in the same period in 2011, which were adjusted downward as a result of the significant underwriting loss.

Income from Discontinued Operations

Income from discontinued operations includes the financial results of our former reportable segments, Lloyd’s (for all periods presented) and Island Heritage (for all periods presented up to and including March 31, 2012). Included in income from discontinued operations for the six months ended June 30, 2012 is underwriting income of $8.6 million, compared to underwriting losses of $3.6 million for the same period in 2011. The $12.2 million increase in underwriting income is primarily attributable to more significant catastrophic events during 2011 compared to 2012.

In addition, as of June 30, 2012, we had liabilities associated with discontinued operations of $393.8 million, all associated with our Lloyd’s former reportable segment. Although we account for the business comprising our former Lloyd’s and Island Heritage reportable segments as discontinued operations, we owned the Island Heritage business until completing its sale on April 5, 2012, and we will continue to own the Lloyd’s business and be subject to the risks associated with that business until the Lloyd’s divestiture is complete.

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

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Investment portfolio return	0.5%	0.3%	0.2%	2.4%	1.3%	1.1%

Net investment income

Net investment income is derived from interest earned on investments, reduced by investment management and custody fees.  We allocate expenses directly related to investment activities to investment income.

The following tables set forth net investment income for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012	2011	$ Change

Cash and cash equivalents	$214	$385	$(171)
Fixed maturity investments	2,177	12,861	(10,684)
Short term investments	243	222	21
Other investments	2,160	(29)	2,189
Investment expenses	(928)	(1,139)	211
Net investment income	$3,866	$12,300	$(8,434)

•	The decrease in net investment income is primarily due to lower invested assets and the change in asset allocation during the quarter.

•	The increase in investment income from other investments is primarily due to the positive performance of the investment funds.

Index

The following table sets forth net investment income for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
	2012	2011	$ Change

Cash and cash equivalents	$484	$779	$(295)
Fixed maturity investments	7,944	22,669	(14,725)
Short term investments	365	428	(63)
Other investments	2,148	(88)	2,236
Investment expenses	(2,008)	(2,290)	282
Net investment income	$8,933	$21,498	$(12,565)

•	The overall decrease in net investment income is primarily due to lower invested assets, the change in asset allocation and lower interest rates during the period.

•	The increase in investment income from other investments is primarily due to the positive performance of the investment funds.

Net realized and unrealized gains and losses – investments

Net realized and unrealized gains and losses – investments comprises fixed maturities, equities, other investments, and investment portfolio derivatives.  We enter into investment portfolio derivatives including global equity futures, global bond futures, commodity futures and TBAs.  We enter into index futures contracts to gain or reduce our exposure to an underlying asset or index.  We also purchase TBAs as part of our investing activities.  We enter into interest rate futures in order to manage portfolio duration and interest rate risk. Exposure to these instruments is managed based on guidelines established by management and is approved by the Board.

The following table is a breakdown of net realized and unrealized (losses) gains – investments for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012	2011	$ Change

Net realized gains on fixed maturity investments	$14,589	$22,615	$(8,026)
Net unrealized (losses) gains on fixed maturity investments	(27,417)	3,328	(30,745)
Net realized losses on equity investments	-	(845)	845
Net unrealized (losses) gains on equity investments	(15)	781	(796)
Net realized and unrealized gains (losses) on derivative instruments - investments (see table below)	15,510	(34,096)	49,606
Net realized and unrealized gains on other investments	2,698	312	2,386
Net realized and unrealized gains (losses) - investments	$5,365	$(7,905)	$13,270

	For the three months ended June 30,
	2012	2011	$ Change

Futures contracts	$(74)	$(16,554)	$16,480
Foreign currency forward contracts	15,584	(17,542)	33,126
Net realized and unrealized gains (losses) on derivative instruments - investments	$15,510	$(34,096)	$49,606

•	The change in net realized and unrealized on fixed maturity investments is primarily due to the change in asset allocation and to foreign currency impact on the portfolio.

•	The change in net realized and unrealized on other investments is primarily due to the positive performance on investment funds.

Index

•	The change in net realized and unrealized on futures contracts is primarily due to less exposure to risky assets during 2012.

•
The change in net realized and unrealized on foreign currency forward contracts is related to the currency hedges on non-U.S. dollar bonds and is offset by net realized and unrealized losses on the fixed maturity investments.

The following table is a breakdown of the net realized and unrealized gains - investments for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
	2012	2011	$ Change

Net realized gains on fixed maturity investments	$23,186	$36,708	$(13,522)
Net unrealized (losses) gains on fixed maturity investments	(11,487)	22,470	(33,957)
Net realized losses on equity investments	-	(845)	845
Net unrealized (losses) gains on equity investments	(18)	750	(768)
Net realized and unrealized gains (losses) on derivatives instruments - investments (see table below)	3,205	(60,506)	63,711
Net realized and unrealized gains on other investments	8,582	4,289	4,293
Net realized and unrealized gains - investments	$23,468	$2,866	$20,602

	For the six months ended June 30,
	2012	2011	$ Change

Futures contracts	$179	$(8,986)	$9,165
Foreign currency forward contracts	3,026	(51,518)	54,544
Mortgage-backed securities TBA	-	(2)	2
Net realized and unrealized gains (losses) on derivatives instruments - investments	$3,205	$(60,506)	$63,711

•
The change in net realized and unrealized on fixed maturity investments is primarily due to the tightening of credit spreads, to the change in asset allocation and to higher foreign currency impact on the portfolio.

•	The change in net realized and unrealized on other investments is primarily due to the positive performance on investment funds.

•	The change in net unrealized and unrealized on futures contracts is primarily due to less exposure to risky assets during 2012.

•
The change in net realized and unrealized on foreign currency forward contracts is related to the currency hedges on non-U.S. dollar bonds and is offset by net realized and unrealized gains on the fixed maturity investments.

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

Index

The following tables are a breakdown of net realized and unrealized (losses) gains – other for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012	2011	$ Change

Currency swaps	$(937)	$467	$(1,404)
Foreign currency forward contracts	(4,053)	13,519	(17,572)
Net realized and unrealized (losses) gains - other	$(4,990)	$13,986	$(18,976)

•
The net realized and unrealized losses associated with the currency swaps are due to currency fluctuations, which are partially offset by net gains recorded through the balance sheet currency revaluations on the foreign currency long term debt.

•
The net realized and unrealized losses associated with foreign currency forward contracts are due to currency fluctuations, which are partially offset by net gains recorded through the balance sheet currency revaluations on reinsurance balances.

	For the six months ended June 30,
	2012	2011	$ Change

Currency swaps	$(509)	$1,547	$(2,056)
Foreign currency forward contracts	1,902	11,508	(9,606)
Reinsurance derivatives	-	241	(241)
Net realized and unrealized gains - other	$1,393	$13,296	$(11,903)

•
The net realized and unrealized losses associated with the currency swaps are due to currency fluctuations, which are partially offset by net gains recorded through balance sheet currency revaluations on the foreign currency long term debt.

•
The net realized and unrealized losses associated with foreign currency forward contracts are due to currency fluctuations, which are partially offset by net losses recorded through balance sheet currency revaluations on reinsurance balances.

•	The last reinsurance derivative expired in 2011and we have not written any further derivatives.

Interest Expense

Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  Interest expense was $3.0 million and $5.9 million, respectively, for the three and six months ended June 30, 2012, compared to $2.9 million and $5.7 million, respectively, for the three and six months ended June 30, 2011.

Foreign Exchange

For the three and six months ended June 30, 2012, we experienced net foreign exchange gains of $3.4 million and net foreign exchange losses of $0.9 million, respectively, compared to net foreign exchange losses of $27.4 million and $37.0 million, respectively, for the three and six months ended June 30, 2011. This net change is primarily due to the impact of the strengthening U.S. dollar on our net liabilities. Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains (losses) – other” in the unaudited condensed consolidated statements of operations.

We designated foreign currency forwards with notional contractual value of $51.9 million and $51.6 million as hedging instruments, which had a fair value of $(1.1) million and $(0.5) million at June 30, 2012 and December 31, 2011, respectively.  During the three and six months ended June 30, 2012 and 2011, we recorded $3.1 million and $1.0 million, respectively, of realized and unrealized gains, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

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

Index

During the three and six months ended June 30, 2012, income tax expense was $0.2 million and $0.3 million, respectively, compared to income tax recovery of $0.8 million and $1.1 million, respectively, for the three and six months ended June 30, 2011.

Noncontrolling Interest

The following table is the breakdown of income attributable to noncontrolling interest in the unaudited condensed consolidated statements of operations into its various components:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Income attributable to Island Heritage	$-	$1,197	$1,135	$1,465
Income attributable to Mont Fort	-	-	-	556
Income attributable to noncontrolling interest	$-	$1,197	$1,135	$2,021

The portions of Mont Fort’s net income and shareholders’ equity attributable to the preferred shareholders and Island Heritage’s net income and shareholders’ equity attributable to minority shareholders are recorded as noncontrolling interest in accordance with the FASB ASC Topic on Consolidation. Effective March 25, 2011, upon the final redemption of Mont Fort preferred shares, there is no longer a noncontrolling interest in Mont Fort. Effective April 5, 2012, upon final disposal of the former Island Heritage reportable segment, there is no longer a noncontrolling interest in Island Heritage.

Comprehensive Income (Loss)

The following table is the breakdown of comprehensive income (loss) in the unaudited condensed consolidated statements of operations into its various components:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Net income (loss)	$13,490	$(19,013)	$53,810	$(179,409)
Change in currency translation adjustment	(4,669)	873	(132)	3,750
Change in defined benefit pension plan obligation	136	(158)	(72)	(158)
Comprehensive income (loss)	8,957	(18,298)	53,606	(175,817)
Less: Comprehensive loss attributable to noncontrolling interest	-	(1,197)	(1,135)	(2,021)
Comprehensive income (loss) attributable to Flagstone	$8,957	$(19,495)	$52,471	$(177,838)

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

Financial Condition, Liquidity, and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at June 30, 2012, comprised 93.9% fixed maturities, short-term investments and cash and cash equivalents with the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time. However, our investment funds, which represent 5.0% of our total investments and cash and cash equivalents at June 30, 2012, do not trade in active markets and are subject to redemption provisions that prevent us from converting them into cash immediately. During the quarter, we made changes to our investment portfolio allocations due to continued economic uncertainty in the global markets. Our investment portfolio was repositioned to have shorter duration and higher credit quality.  We continuously monitor the economic environment and global markets and will consider appropriate changes to the investment portfolio allocations if and when warranted.

Index

At June 30, 2012 and December 31, 2011, all of the fixed maturity investments in our investment portfolio were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AAA and AA, respectively.

The average duration of our investment portfolio was 0.3 years at June 30, 2012 and 1.8 years at December 31, 2011.

Other investments as at June 30, 2012, amounted to $142.4 million compared to $125.5 million at December 31, 2011.  At June 30, 2012, the other investments comprised $71.8 million in catastrophe bonds and $68.2 million in investment funds, which are recorded at fair value and our equity method investment of $2.4 million.  The increase in other investments during the first six months of 2012 is principally related to additional investments in investment funds and catastrophe bonds along with positive performance on investment funds partially offset by negative performance in the catastrophe bonds.

	As at
	June 30, 2012	December 31, 2011

Investment funds	$68,235	$59,278
Catastrophe bonds	71,762	64,016
Equity method investment	2,446	2,158
Total	$142,443	$125,452

The net payable for investments purchased at June 30, 2012, was $0.1 million, compared to a net payable for investments purchased of $6.2 million at December 31, 2011.  Net receivables and payables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

See Note 5 “Investments” to the unaudited condensed consolidated financial statements for further details on amortized cost, gross unrealized gains and losses, and rating and maturity distributions.

Liquidity

Cash flows from operations for the six months ended June 30, 2012 used $181.0 million, as compared to providing $95.2 million during the same period in 2011.  This decrease in cash flows from operations was primarily related to decreased loss and loss adjustment expense reserves resulting from the volume of claims paid on the 2011 loss events, partially offset by higher net income in the current period due to the absence of significant loss events during the six months ended June 30, 2012. Because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of distributions to shareholders, share related transactions and the issuance or repayment of debt.  During the six months ended June 30, 2012, net cash of $7.0 million was used in financing activities, compared to $52.3 million for the same period in 2011.  For the six months ended June 30, 2012, the net cash used in financing activities related principally to the payment of distributions.  For the six months ended June 30, 2011, the net cash used in financing activities related principally to the redemption of preferred shares in Mont Fort High Layer.

We may incur additional indebtedness in the future if we determine that it would improve the efficiency of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in our investment portfolio.

To date, we have had sufficient cash flows from operations to meet our liquidity requirements.  We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. The divestiture of Island Heritage did not have a significant impact on our operation’s needs for liquidity. In addition, with reference to “Recent Developments” above, as of the date of this Quarterly Report, we do not anticipate the divestiture of Lloyd’s to have a significant impact on our operation’s needs for liquidity.

In the current financial environment, it may be difficult for the insurance industry generally, and us in particular, to raise additional capital when required, on acceptable terms or at all. Cash and cash equivalents were $186.3 million at June 30, 2012. On October 24, 2011, A.M. Best Co. commented that the Company’s recent restructuring announcement has not changed the issuer credit ratings (“ICRs”) of “a-” of Flagstone Reassurance Suisse S.A. (Martigny, Switzerland), Island Heritage Insurance Company Ltd. (Cayman Islands) and Flagstone Alliance Insurance and Reinsurance PLC (Limassol, Cyprus) as well as the ICR of “bbb-” of Flagstone

Index

Reinsurance Holdings S.A. (Luxembourg), nor has the announcement changed the indicative debt ratings of “bb” on preferred stock, “bb+” on subordinated debt and “bbb-” on senior debt for securities available under the Company’s shelf registration statement. A.M. Best Co. noted that the outlook for all ratings, with the exception of Island Heritage Insurance Company Ltd., remains negative. On April 4, 2012, after the Company announced that it had entered into definitive agreements for the sale of its Lloyd’s business and Island Heritage, A.M. Best Co. commented these ICRs remain unchanged and that the outlook for all ratings remains negative. On May 18, 2012, A.M. Best Co. again commented that these ICRs remain unchanged and that the outlook for all ratings remains negative. The Company’s ICRs, including those of its wholly owned subsidiaries, are important to maintaining the Company’s liquidity. A reduction in these credit ratings, the continued negative outlook or a failure to resolve the negative outlook could reduce the Company’s access to debt markets or materially increase the cost of issuing debt, trigger additional collateral or funding requirements, and decrease the number of counterparties willing or permitted, contractually or otherwise, to do business with or lend to the Company, thereby curtailing the Company’s business operations and reducing its profitability.

Capital Resources

Our total capital resources at June 30, 2012 and December 31, 2011 were as follows:

	As at
	June 30, 2012	December 31, 2011

Long term debt	$250,202	$250,575
Common shares	845	845
Common shares held in treasury	(150,202)	(160,448)
Additional paid-in capital	857,714	872,819
Accumulated other comprehensive loss	(12,788)	(12,584)
Retained earnings	141,091	88,416
Total capital	$1,086,862	$1,039,623

The movement in both common shares held in treasury and additional paid-in capital during the six months ended June 30, 2012, arises from the use of treasury shares to settle vested stock based compensation grants.

For the six months ended June 30, 2012, accumulated other comprehensive loss arose from the changes in currency translation adjustment of $(0.1) million and the defined benefit pension plan obligation of $(0.1) million.

Letter of credit facilities

On August 31, 2011, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS (“FCML”) entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is for letters of credit with a maximum tenor of 15 months and is used to support the reinsurance obligations of the Company.  As of June 30, 2012, $46.0 million had been drawn under the Barclays Facility, and the drawn amount was secured by $48.4 million of fixed maturity investments from the Company’s investment portfolio.  The Barclays Facility replaced a $200.0 million credit facility with Barclays Bank Plc which commenced on March 5, 2009.

On April 28, 2010, Flagstone Suisse and FCML entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged. The Citi Facility now comprises a $275.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $275.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. As at June 30, 2012, $507.5 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $554.7 million of fixed maturity investments from the Company’s investment portfolio. The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

These facilities are used to provide security to reinsureds and for Funds at Lloyd’s, and they are fully collateralized by the Company, to the extent of the letters of credit outstanding at any given time.

The divestiture of Island Heritage did not have a significant impact on our capital resources. In addition, we do not anticipate any significant impact on our capital resources as a result of the divestiture of Lloyd’s discussed in “Recent Developments” above. However, the Lloyd’s divestiture will result in a reduction in the utilization of our letter of credit facilities.

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

The Company applied to the Bermuda Monetary Authority (the “BMA”)  for FCML to qualify as a relevant asset for the purposes of meeting the 2011 liquidity ratio requirements and on March 13, 2012 the application was approved by the BMA, followed by the receipt of official documentation on May 1, 2012. Flagstone Suisse is required to file statutory financial statements annually with the BMA by April 30.

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

As at June 30, 2012, the impact on our fixed maturity investments and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 0.3%, or approximately $3.4 million. As at June 30, 2012, the impact on our fixed maturity investments, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.1%, or approximately $1.7 million. As at December 31, 2011, the impact on our fixed maturity investments and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.7%, or approximately $22.9 million. As at December 31, 2011, the impact on our fixed maturity investments and cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.6%, or approximately $21.7 million.

We use interest rate futures to manage the duration and the interest rate risk of our investment portfolio. As at June 30, 2012, we did not hold any interest rate futures contracts, as the positions were closed as part of changes made to our investment portfolio. The interest rate futures contracts held were for three month exposure to U.S. and Euro interest rates, and we held short positions which reduced the duration of our portfolio.

As at June 30, 2012, we held $312.3 million, or 30.3% of our fixed maturity portfolio in asset-backed and mortgage-backed securities. As at December 31, 2011, we held $232.8 million, or 20.3%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at June 30, 2012 and December 31, 2011.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, we would also be exposed to reinvestment risk, as cash flows received by us could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity securities and index-linked futures. The total of such exposure as at June 30, 2012 and December 31, 2011 was $0.1 million and $7.8 million, respectively. The fair value of these positions as at June 30, 2012 and December 31, 2011 amounted to $0.1 million and $(0.1) million, respectively, and was recorded in equity investments and other assets and other liabilities. For the three and six months ended June 30, 2012, we recorded net realized and unrealized gains of $nil and $0.9 million, respectively, in net realized and unrealized gains – investments as compared to losses of $5.8 million and $0.9 million, respectively, for the three and six months ended June 30, 2011.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity investments.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at June 30, 2012, our fixed maturity investments consisted of investment grade securities with an average rating of AAA.  We believe this high-quality portfolio reduces our exposure to credit risk on fixed income investments to an acceptable level. We have included credit rating information with respect to our investment portfolio because it enhances the reader's understanding of its composition and consistency with our investment philosophy.

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

In addition, we have exposure to credit risk as it relates to our insurance and reinsurance balances receivable.  Premium balances receivable from our clients at June 30, 2012 and December 31, 2011, were $273.7 million and $236.4 million, respectively, including balances both currently due and accrued.  We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $4.2 million in bad debt expenses related to our insurance and reinsurance balances receivable.

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

Foreign Currency Risk

We use foreign currency forward contracts and currency swaps to manage currency exposure.  The net notional exposure of foreign currency forward contracts in U.S. dollars as at June 30, 2012 and December 31, 2011, were $468.4 million and $705.1 million, respectively, and these contracts had a fair value of $(4.0) million and $7.0 million, respectively. For the three and six months ended June 30, 2012, we recorded net realized and unrealized gains of $11.5 million and $4.9 million, respectively, on foreign currency forward contracts and for the three and six months ended June 30, 2011, we recorded net realized and unrealized losses of $4.0 million and $40.0 million, respectively, on foreign currency forward contracts.

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

Investments

A significant portion of the securities held in our investment portfolios are measured in U.S. dollars. Within our fixed maturity portfolio, a portion is invested in non-U.S. dollar currencies, which are hedged to U.S. dollars. At the time of purchase, each investment is identified as either a hedged investment, to be maintained with an appropriate currency hedge to U.S. dollars or an unhedged investment, one not to be maintained with a hedge.  Generally, fixed income investments will be hedged, listed equity investments may or may not be hedged, and other investments such as investment funds which may or may not be hedged.

Index

Financing

Certain subsidiaries of ours have a functional currency other than the U.S. dollar.  Our practice is to hedge the net investment in those subsidiaries and designate foreign currency forward contracts as hedging instruments.  The contractual amount of these contracts as at June 30, 2012 and December 31, 2011 was $51.9 million and $51.6 million, respectively, and the contracts had a fair value of $(1.1) million and $(0.5) million, respectively.  During the three and six months ended June 30, 2012 and 2011, we recorded net realized and unrealized gains of $3.1 million and $1.0 million, respectively, and net realized and unrealized losses of $0.8 million and $2.0 million, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

We entered into a currency swap agreement to hedge the Euro-denominated deferrable interest debentures recorded as long term debt.  Under the terms of the foreign currency swap, we exchanged €13.0 million for $17.8 million, and will receive Euribor plus 354 basis points and pay LIBOR plus 419 basis points.   The swap expires on September 15, 2013 and had a fair value of $(1.5) million as at June 30, 2012.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the six months ended June 30, 2012 and 2011, approximately 41.3% and 39.1%, respectively, was written in currencies other than the U.S. dollar.  For the six months ended June 30, 2012, we had net foreign exchange losses of $0.9 million compared to $37.0 million for the same period in 2011.

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

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: the ongoing impact on our business of our net loss in 2011 and our inability to continue our return to profitability in a timely manner, if at all; the failure to consummate the divestiture of our former Lloyd’s reportable segment described above in the “Recent Developments” section of Part I, Item 2 of this Quarterly Report, and the timing of the Lloyd’s divestiture; the amount of costs, fees, expenses, indemnification obligations, purchase price adjustments and charges related to the divestitures and realignment initiatives described in this Quarterly Report on acceptable terms; the possibility that the benefits anticipated from the divestitures and realignment initiatives described in this Quarterly Report will not be fully realized, or the timing thereof; the failure to successfully implement the Company’s business strategy despite the completion of the divestitures and realignment initiatives described in this Quarterly Report; cancellation of our reinsurance contracts by cedents, market conditions affecting our common share price; the possibility that pricing changes in our industry may make it difficult or impossible for us to effectively compete or produce attractive returns; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved and the premium environment; opportunities to increase writings in our core property and specialty reinsurance and insurance lines of business and in specific areas of the casualty reinsurance market; the sensitivity of our business to financial strength ratings established by independent rating agencies; the impact of our financial strength ratings and the consequences to our business of our sustained negative outlook or any downgrade; our ability to raise capital on favorable terms, or at all; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts in which the deposit premium is not specified; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, and our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; our exposure to many different counterparties in the financial service industry, and the related credit risk of counterparty default; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; our need for financial flexibility to maintain our current level of business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply and premium dynamics in our markets relating to growing capital levels in the insurance and reinsurance industries; the investment environment, declining demand due to increased retentions by cedents and other factors; our ability to continue to implement our expense reduction initiatives; the impact of Eurozone instability and terrorist activities on the economy; and rating agency policies and practices particularly related to the duration a company may remain on negative outlook without further rating action.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 7, 2012

FLAGSTONE REINSURANCE HOLDINGS, S.A.

By:	/s/ David A. Brown
Name:	David A. Brown
Title:	Chief Executive Officer
(Authorized Officer)

By:	/s/ Patrick Boisvert
Name:	Patrick Boisvert
Title:	Chief Financial Officer
(Principal Financial Officer)

Index

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Share Purchase Agreement, dated as of April 3, 2012, between Flagstone (Gibraltar) Limited and ANV Risk BV.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

*101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as a block of text and in detail.

*
As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless the Company specifically incorporates it by reference.