Form 10-Q
period 2012-09-30
Flagstone Reinsurance Holdings, S.A.
filed 2012-10-29
CIK 1347815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑   Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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

As of October 29, 2012, the Registrant had 71,058,922 common voting shares outstanding, net of treasury shares with a par value of  $0.01 per share.

FLAGSTONE REINSURANCE HOLDINGS, S.A.

Index
PART I − FINANCIAL INFORMATION

Item 1. Financial Statements

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share data)

	As at September 30,	As at December 31,
	2012	2011
ASSETS
Investments:
Fixed maturity investments, at fair value (Amortized cost: 2012 - $349,440; 2011 - $1,135,755)	$350,262	$1,138,435
Short term investments, at fair value (Amortized cost: 2012 - $719,289; 2011 - $10,620)	719,294	10,616
Equity investments, at fair value (Amortized cost: 2012 - $240; 2011 - $245)	45	82
Other investments	101,751	125,452
Total investments	1,171,352	1,274,585
Cash and cash equivalents	307,499	249,424
Restricted cash	22,629	17,538
Premium balances receivable	209,344	236,375
Unearned premiums ceded	29,934	30,550
Reinsurance recoverable	126,003	271,183
Accrued interest receivable	2,452	12,950
Receivable for investments sold	-	18
Deferred acquisition costs	29,372	38,155
Funds withheld	24,371	25,116
Other assets	96,355	160,950
Assets held for sale including discontinued operations	16,524	461,652
Total assets	$2,035,835	$2,778,496

LIABILITIES
Loss and loss adjustment expense reserves	$668,973	$897,368
Unearned premiums	188,010	215,316
Insurance and reinsurance balances payable	34,982	75,433
Payable for investments purchased	3,248	6,255
Long term debt	250,456	250,575
Other liabilities	59,321	54,059
Liabilities of discontinued operations held for sale	-	472,957
Total liabilities	1,204,990	1,971,963

EQUITY
Common voting shares, 300,000,000 authorized, $0.01 par value, issued (2012 - 84,464,259; 2011 - 84,464,259) and outstanding (2012 - 71,058,922; 2011 - 70,167,142)	845	845
Common shares held in treasury, at cost (2012 - 13,405,337; 2011 - 14,297,117)	(150,202)	(160,448)
Additional paid-in capital	855,722	872,819
Accumulated other comprehensive loss	(15,265)	(12,584)
Retained earnings	139,745	88,416
Total Flagstone shareholders’ equity	830,845	789,048
Noncontrolling interest in subsidiaries	-	17,485
Total equity	830,845	806,533
Total liabilities and equity	$2,035,835	$2,778,496

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

REVENUES
Gross premiums written	$4,042	$92,162	$345,420	$708,965
Premiums ceded	1,338	(30,577)	(89,846)	(193,736)
Net premiums written	5,380	61,585	255,574	515,229
Change in net unearned premiums	77,173	68,456	43,223	(65,515)
Net premiums earned	82,553	130,041	298,797	449,714
Net investment income	6,130	6,167	15,063	27,665
Net realized and unrealized gains (losses) - investments	5,970	(19,592)	29,438	(16,726)
Net realized and unrealized gains (losses) - other	5,589	(18,305)	6,982	(5,009)
Other income	2,187	1,376	6,544	4,062
Total revenues	102,429	99,687	356,824	459,706

EXPENSES
Loss and loss adjustment expenses	60,051	131,879	181,983	531,368
Acquisition costs	21,104	31,619	65,870	95,303
General and administrative expenses	19,188	19,785	59,870	55,604
Interest expense	2,750	3,137	8,673	8,879
Net foreign exchange losses (gains)	5,859	(33,981)	6,736	3,067
Total expenses	108,952	152,439	323,132	694,221
(Loss) income from continuing operations before income taxes and interest in earnings of equity investments	(6,523)	(52,752)	33,692	(234,515)
(Provision) recovery for income tax	(569)	(668)	(882)	405
Interest in earnings of equity investments	-	(250)	288	(706)
(Loss) income from continuing operations	(7,092)	(53,670)	33,098	(234,816)
Income (loss) from discontinued operations, net of taxes	5,746	(5,769)	19,366	(4,032)
Net (loss) income	(1,346)	(59,439)	52,464	(238,848)
Less: Income attributable to noncontrolling interest	-	(106)	(1,135)	(2,127)
NET (LOSS) INCOME ATTRIBUTABLE TO FLAGSTONE	$(1,346)	$(59,545)	$51,329	$(240,975)

Net (loss) income	$(1,346)	$(59,439)	$52,464	$(238,848)
Change in currency translation adjustment	(2,803)	(8,677)	(2,935)	(4,927)
Change in defined benefit pension plan obligation	326	62	254	(96)
Comprehensive (loss) income	(3,823)	(68,054)	49,783	(243,871)
Less: Comprehensive income attributable to noncontrolling interest	-	(106)	(1,135)	(2,127)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO FLAGSTONE	$(3,823)	$(68,160)	$48,648	$(245,998)

Weighted average common shares outstanding—Basic	71,352,487	70,380,852	71,128,790	70,041,621
Weighted average common shares outstanding—Diluted	71,352,487	70,380,852	71,766,808	70,041,621
(Loss) income from continuing operations per common share—Basic	$(0.10)	$(0.76)	$0.45	$(3.38)
Income (loss) from discontinued operations per common share—Basic	$0.08	$(0.09)	$0.27	$(0.06)
Net (loss) income attributable to Flagstone per common share—Basic	$(0.02)	$(0.85)	$0.72	$(3.44)
(Loss) income from continuing operations per common share—Diluted	$(0.10)	$(0.76)	$0.45	$(3.38)
Income (loss) from discontinued operations per common share—Diluted	$0.08	$(0.09)	$0.27	$(0.06)
Net (loss) income attributable to Flagstone per common share—Diluted	$(0.02)	$(0.85)	$0.72	$(3.44)
Distributions declared per common share	$0.04	$0.04	$0.12	$0.12

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

		Flagstone Shareholders' Equity
For the nine months ended September 30, 2012	Total equity	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$806,533	$88,416	$(12,584)	$845	$(160,448)	$872,819	$17,485
Disposal of discontinued operations	(18,620)						(18,620)
Net income	52,464	51,329					1,135
Change in currency translation adjustment	(2,935)		(2,935)
Defined benefit pension plan obligation	254		254
Stock based compensation	3,140					3,140
Stock compensation exercised from treasury	-				10,246	(10,246)
Distributions declared per common share	(8,526)					(8,526)
Other	(1,465)					(1,465)
Ending balance	$830,845	$139,745	$(15,265)	$845	$(150,202)	$855,722	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars)

		Flagstone Shareholders' Equity
For the nine months ended September 30, 2011	Total equity	Retained earnings	Accumulated other comprehensive loss	Common voting shares	Treasury shares	Additional paid-in capital	Noncontrolling interest in subsidiaries

Beginning balance	$1,196,595	$414,549	$(6,178)	$845	$(178,718)	$904,235	$61,862
Redemption of preferred shares	(46,488)						(46,488)
Net loss	(238,848)	(240,975)					2,127
Change in currency translation adjustment	(4,927)		(4,927)
Defined benefit pension plan obligation	(96)		(96)
Stock based compensation	(573)					(573)
Subsidiary stock repurchase	(1,529)					(918)	(611)
Stock compensation exercised from treasury	-				17,017	(17,017)
Distributions declared per common share	(8,406)					(8,406)
Other	(1,840)					(1,840)
Ending balance	$893,888	$173,574	$(11,201)	$845	$(161,701)	$875,481	$16,890

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the unaudited condensed consolidated financial statements.

Index

FLAGSTONE REINSURANCE HOLDINGS, S.A.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

For the nine months ended September 30,
	2012	2011

Cash flows provided by (used in) operating activities:
Net income (loss)	$52,464	$(238,848)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses	(38,637)	21,158
Net unrealized foreign exchange gains	(10,327)	(3,764)
Depreciation and amortization expense	2,823	4,614
Share based compensation expense (recovery)	3,140	(574)
Interest in earnings of equity investments	(288)	706
Accretion/amortization on fixed maturity investments	2,453	702
Asset impairment charge	1,833	-
Gain on sale of discontinued operations	(10,237)	-
Changes in assets and liabilities, excluding net assets acquired:
Premium balances receivable	(7,523)	(105,703)
Unearned premiums ceded	(3,757)	(29,064)
Reinsurance recoverable	131,048	(217,523)
Deferred acquisition costs	7,307	(7,126)
Funds withheld	743	(2,637)
Loss and loss adjustment expense reserves	(191,037)	365,532
Unearned premiums	(9,896)	97,714
Insurance and reinsurance balances payable	(38,712)	44,801
Other changes in assets and liabilities, net	(75,886)	(28,326)
Net cash (used in) provided by operating activities	(184,489)	(98,338)

Cash flows (used in) provided by investing activities:
Net cash received in disposal of subsidiaries	(36,264)	1,948
Purchases of fixed maturity investments	(1,971,476)	(842,335)
Sales and maturities of fixed maturity investments	2,098,758	1,043,686
Purchases of other investments	(31,075)	(23,154)
Sales and maturities of other investments	77,739	(34,909)
Purchases of fixed assets	(3,101)	(10,110)
Sales of fixed asset	1,194	-
Change in restricted cash	25,216	(16,269)
Net cash provided by investing activities	160,991	118,857

Cash flows (used in) provided by financing activities:
Repurchase of noncontrolling interest	-	(44,488)
Distributions paid per common share	(8,526)	(8,404)
Other	(1,316)	(1,590)
Net cash used in financing activities	(9,842)	(54,482)

Effect of foreign exchange rate on cash	(379)	(2,836)

Decrease in cash and cash equivalents	(33,719)	(36,799)
Decrease in cash and cash equivalents from discontinued operations	91,794	27,818
Cash and cash equivalents - beginning of year	249,424	223,033
Cash and cash equivalents - end of period	$307,499	$214,052

Supplemental cash flow information:
Receivable for investments sold	$-	$4,353
Payable for investments purchased	$3,248	$25,096
Interest paid	$7,355	$7,014

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

On August 30, 2012, the Company and Validus Holdings, Ltd. (“Validus”) jointly announced that the boards of directors of both Validus and Flagstone have approved a definitive merger agreement pursuant to which Validus will acquire all of the issued and outstanding shares of Flagstone. As of the announcement date, the transaction represented an aggregate equity value of $623.2 million and is currently expected to be completed in the fourth quarter of 2012, subject to customary closing conditions, including obtaining regulatory approvals and the approval of Flagstone’s shareholders. See Note 12, “Pending Merger with Validus” for more information.

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

In the comparative balance sheet as at December 31, 2011 the Company has classified the assets and liabilities associated with its former Island Heritage and Lloyd’s reportable segments as held for sale and the associated financial results have been presented in the Company’s consolidated financial statements as “discontinued operations”. The financial results of the Company’s former Island Heritage and Lloyd’s reportable segments have been presented in the Company’s consolidated financial statements as “discontinued operations” for all periods up to and including March 31, 2012, and September 30, 2012, respectively. The sales of the former Island Heritage and Lloyd’s reportable segment were completed on April 5, 2012 and August 20, 2012, respectively. See Note 4 “Assets Held for Sale and Discontinued Operations” for more information.

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

4.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On October 24, 2011, the Company announced its plan to undertake a number of strategic initiatives designed to realign the Company’s strategy and core capabilities.  As a result of this realignment, the Company commenced a formal process to divest its ownership positions in its former Lloyd’s and Island Heritage reportable segments.  The sale of the Company’s ownership position in Island Heritage was completed on April 5, 2012, for total proceeds of $70.1 million, of which the Company received $42.1 million for its approximate 60% interest. The divestiture was recorded in the second quarter results and resulted in a gain on disposal of $4.5 million. The sale of the Company’s ownership position in Lloyd’s was completed on August 20, 2012, for total proceeds of approximately $50.2 million.  Our letter of credit for Funds at Lloyd’s in the amount of $159.0 million was also released on the same day. The divestiture has been recorded in the third quarter results and resulted in a gain on disposal of $5.7 million, net of deal-related expenses.

The financial results of the Company’s former Island Heritage and Lloyd’s reportable segments have been presented as discontinued operations for all periods presented up to and including March 31, 2012 and September 30, 2012, respectively.

Details of the assets and liabilities of discontinued operations held for sale as at September 30, 2012 and December 31, 2011 are as follows:

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

	As at September 30,	As at December 31,
	2012	2011
Assets of discontinued operations held for sale
Fixed maturity investments, at fair value	$-	$94,422
Short term investments, at fair value	-	4,444
Total investments	-	98,866
Cash and cash equivalents	-	91,794
Restricted cash	-	30,307
Premium balances receivable	-	99,075
Unearned premiums ceded	-	27,042
Reinsurance recoverable	-	17,934
Deferred acquisition costs	-	26,949
Goodwill and intangible assets	-	44,161
Other assets	-	15,836
Total assets of discontinued operations held for sale	$-	$451,964

Liabilities of discontinued operations held for sale
Loss and loss adjustment expense reserves	$-	$233,290
Unearned premiums	-	142,713
Insurance and reinsurance balances payable	-	27,400
Amounts due to affiliates	-	46,682
Other liabilities	-	22,872
Total liabilities of discontinued operations held for sale	$-	$472,957

Net assets (liabilities) of discontinued operations held for sale	$-	$(20,993)

The Company has reclassified the results of operations of the discontinued operations to income (loss) from discontinued operations in its consolidated statements of operations.  Details of the income from discontinued operations for the three and nine months ended September 30, 2012 and 2011 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues
Gross premiums written	$28,421	77,731	$180,765	$229,572
Premiums ceded	(1,771)	(17,128)	(36,320)	(76,315)
Net premiums written	26,650	60,603	144,445	153,257
Net premiums earned	$33,427	49,196	$131,327	$151,289
Other reinsurance income	176	4,439	826	9,825
Loss and loss adjustment expenses	(24,084)	(37,632)	(74,613)	(103,087)
Acquisition costs	(8,053)	(15,393)	(32,023)	(42,522)
General and administrative expenses	(2,389)	(8,286)	(17,839)	(26,745)
Underwriting income (loss)	(923)	(7,676)	7,678	(11,240)
Gain on disposal of discontinued operations	5,715	-	10,237	-
Other income (expenses)	959	186	1,542	395
(Provision) recovery for income tax	(5)	1,721	(91)	6,813
Income (loss) from discontinued operations	$5,746	(5,769)	$19,366	$(4,032)

Assets held for sale

During the period ended September 30, 2012, the Company decided to dispose of its building in Luxembourg. The Company has recorded an impairment charge of $0.3 million, which is included in general and administrative expenses on the consolidated

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

 statements of operations and comprehensive income (loss). The building is reflected in assets held for sale including discontinued operations on the consolidated balance sheet as at September 30, 2012, at a carrying value of $9.5 million. The Company does not anticipate a significant gain or loss on disposal of this building.

During the year ended December 31, 2011, the Company decided to dispose of its one remaining aircraft as well as corporate apartments, which will no longer be required due to the divestiture plans discussed above. The sale of the corporate apartments was completed on April 13, 2012, and has been recorded in the second quarter results for total proceeds of approximately $1.3 million, which resulted in a gain on disposal of $0.1 million. The aircraft asset is reflected in assets held for sale including discontinued operations on the consolidated balance sheet as at September 30, 2012 and December 31, 2011, at a carrying value of $7.0 million and $8.5 million, respectively. To reflect current market conditions, during the quarter ended September 30, 2012, the Company has recorded an impairment charge of $1.5 million, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The Company does not anticipate a further significant gain or loss on disposal of the aircraft.

5.       INVESTMENTS

Fixed maturity, short term, equity and other investments

The amortized cost or cost, gross unrealized gains and losses, and fair values as at September 30, 2012 and December 31, 2011 are as follows:

	As at September 30, 2012
	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity investments
Other foreign governments	$19,974	$1,738	$-	$21,712
Mortgage-backed securities	138,605	2,112	(2,750)	137,967
Asset-backed securities	190,861	1,063	(1,341)	190,583
	349,440	4,913	(4,091)	350,262

Short term investments
U.S. government and agency securities	710,979	7	-	710,986
Corporates	8,310	-	(2)	8,308
	719,289	7	(2)	719,294

Equity investments	240	-	(195)	45
	240	-	(195)	45

Other investments
Investment funds	70,526	5,125	(4,700)	70,951
Catastrophe bonds	27,829	525	-	28,354
	98,355	5,650	(4,700)	99,305

Totals	$1,167,324	$10,570	$(8,988)	$1,168,906

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

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.4 million and $2.2 million at September 30, 2012 and December 31, 2011, respectively.

The country composition of the other foreign government classifications including the amortized cost or cost, gross unrealized gains and losses, and fair values as at September 30, 2012 and December 31, 2011 are as follows:

	As at September 30, 2012
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost or cost	gains	losses	value
Other foreign governments
Sovereign Debt
Other (excluding Eurozone)	$19,974	$1,738	$-	$21,712

Totals	$19,974	$1,738	$-	$21,712

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

The following table presents the contractual maturity dates of fixed maturity and short term investments and their respective amortized cost and fair values as at September 30, 2012 and December 31, 2011.

	As at September 30, 2012		As at December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value

Due within one year	$719,290	$719,294	$29,294	$29,663
Due after 1 through 5 years	5,731	6,077	746,610	754,709
Due after 5 through 10 years	6,335	7,020	106,287	107,461
Due after 10 years	7,907	8,615	22,236	24,425
Mortgage and asset-backed securities	329,466	328,550	241,948	232,793
Total	$1,068,729	$1,069,556	$1,146,375	$1,149,051

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

The following table presents a breakdown of the credit quality of the Company's fixed maturity and short term investments as at September 30, 2012 and December 31, 2011:

	As at September 30, 2012		As at December 31, 2011
	Fair value	Percentage of total	Fair value	Percentage of total
Rating Category
AAA	$1,039,268	97.2%	$695,931	60.6%
AA	268	0.0%	92,299	8.0%
A	30,020	2.8%	231,143	20.1%
BBB	-	0.0%	129,678	11.3%
Total	$1,069,556	100.0%	$1,149,051	100.0%

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

As at September 30, 2012 and December 31, 2011, the Company’s investments are allocated among fair value levels as follows:

	Fair Value Measurement at September 30, 2012 using:
		Quoted prices in	Significant other	Significant other
	Fair value	active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Fixed maturity investments
Other foreign governments	$21,712	$-	$21,712	$-
Residential mortgage-backed securities	137,967	-	137,967	-
Asset-backed securities	190,583	-	190,583	-
	350,262	-	350,262	-

Short term investments
U.S. government and agency securities	710,986	710,986	-	-
Corporates	8,308	-	8,308	-
	719,294	710,986	8,308	-

Equity investments
Financial services	45	45	-	-
	45	45	-	-

Other investments
Investment funds	70,951	-	-	70,951
Catastrophe bonds	28,354	-	28,354	-
	99,305	-	28,354	70,951

Totals	$1,168,906	$711,031	$386,924	$70,951

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

Other investments do not include an investment accounted for under the equity method in which the Company has significant influence and accordingly, is not accounted for at fair value under the FASB ASC guidance for financial instruments.  This investment was recorded at $2.4 million and $2.2 million at September 30, 2012 and December 31, 2011, respectively.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The reconciliation of the fair value for the Level 3 investments for the period ended September 30, 2012, including purchases and sales and change in realized and unrealized gains (losses) in earnings, is set out below:

For the nine months ended
September 30, 2012

Fair value, December 31, 2011	$59,278
Total realized losses included in earnings	-
Total unrealized gains included in earnings	5,926
Purchases	1,420
Sales	(117)
Fair value, March 31, 2012	$66,507
Total realized losses included in earnings	-
Total unrealized gains included in earnings	1,537
Purchases	355
Sales	(164)
Fair value, June 30, 2012	$68,235
Total realized losses included in earnings	-
Total unrealized gains included in earnings	1,345
Purchases	1,547
Sales	(176)
Fair value, September 30, 2012	$70,951

For the Level 3 items still held as of September 30, 2012, the total change in fair value for the three and nine months ended September 30, 2012 was $1.3 million and $8.8 million, respectively.  Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three and nine months ended September 30, 2012.

Other investments

The Catastrophe bonds pay a variable and fixed interest coupon and generate investment return, and their performance is contingent upon climatological and geological events.

The Company’s investment funds consist of investments in private equity, distressed debt and mortgage-backed investment funds.  As at September 30, 2012 and December 31, 2011, the Company had total outstanding investment commitments of $7.4 million and $10.7 million, respectively. Redemptions from these investments occur at the discretion of the general partner, board of directors or, in other cases, subject to a majority vote by the investors. The Company is not able to redeem a significant portion of these investments prior to 2017.

The following table presents the fair value of the Company’s investment funds as at September 30, 2012 and December 31, 2011:

	As at
	September 30, 2012	December 31, 2011

Distressed debt funds	$20,014	$14,876
Mortgage-backed investment funds	38,829	33,789
Private equity funds	12,108	10,613
Total	$70,951	$59,278

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

The total amount of such deposited or pledged cash and cash equivalents and fixed maturity investments as at September 30, 2012 and December 31, 2011 are as follows:

	As at
	September 30, 2012	December 31, 2011

Cash and cash equivalents	$22,629	$17,538
Fixed maturity investments	411,581	659,243
Total	$434,210	$676,781

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The details of the derivatives held by the Company as at September 30, 2012 and December 31, 2011 are as follows:

	As at September 30, 2012
	Asset derivatives	Liability derivatives
	recorded in	recorded in
	other assets	other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value
Derivatives designated as hedging instruments
Foreign currency forward contracts(1)	$301	$-	$51,914	$301
	301	-		301

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$1,237	$16,699	$(1,237)
Foreign currency forward contracts	10,346	9,687	349,029	659
	10,346	10,924		(578)

Total derivatives	$10,647	$10,924		$(277)

	As at December 31, 2011
	Asset derivatives	Liability derivatives
	recorded in	recorded in
	other assets	other liabilities	Total derivatives
	Fair value	Fair value	Net notional exposure	Fair value
Derivatives designated as hedging instruments
Foreign currency forward contracts (1)	$-	$498	$51,564	$(498)
	-	498		(498)

Derivatives not designated as hedging instruments
Purpose - risk management
Currency swaps	$-	$999	$16,825	$(999)
Foreign currency forward contracts	15,196	7,685	648,556	7,511
Futures contracts	-	4,820	426,362	(4,820)
	15,196	13,504		1,692

Purpose - exposure
Futures contracts	$-	$206	$7,685	$(206)
Foreign currency forward contracts	7	-	4,993	7
	7	206		(199)

	15,203	13,710		1,493

Total derivatives	$15,203	$14,208		$995

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Designated
	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
	(Effective portion)			(Ineffective portion)
Derivatives designated as hedging instruments	For the three months ended September 30,			For the three months ended September 30,
	2012	2011	Location	2012	2011
Foreign currency forward contracts(1)	$46	$5,093	Net realized and unrealized losses - other	$(322)	$(333)
	$46	$5,093		$(322)	$(333)

	Amount of Gain or (Loss) on Derivatives Recognized in
	Comprehensive income (loss)			Net income (loss)
	(Effective portion)			(Ineffective portion)
Derivatives designated as hedging instruments	For the nine months ended September 30,			For the nine months ended September 30,
	2012	2011	Location	2012	2011
Foreign currency forward contracts(1)	$1,008	$3,054	Net realized and unrealized losses - other	$(1,014)	$(682)
	$1,008	$3,054		$(1,014)	$(682)

(1)Recognized as a foreign currency hedge under the Derivatives and Hedging Topic of the ASC.

Non-Designated
	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the three months ended September 30,
as hedging instruments	Location	2012	2011
Futures contracts	Net realized and unrealized losses - investments	$-	$(18,333)
Currency swaps	Net realized and unrealized gains (losses) - other	215	(1,395)
Foreign currency forward contracts	Net realized and unrealized (losses) gains - investments	(4,208)	44,630
Foreign currency forward contracts	Net realized and unrealized gains (losses) - other	5,696	(16,577)
		$1,703	$8,325

	Gain or (Loss) on Derivatives Recognized in Net Income
Derivatives not designated		For the nine months ended September 30,
as hedging instruments	Location	2012	2011
Futures contracts	Net realized and unrealized gains (losses) - investments	$179	$(27,319)
Currency swaps	Net realized and unrealized (losses) gains - other	(294)	152
Foreign currency forward contracts	Net realized and unrealized losses - investments	(1,182)	(6,888)
Foreign currency forward contracts	Net realized and unrealized gains (losses) - other	8,290	(4,720)
Mortgage-backed securities TBA	Net realized and unrealized losses - investments	-	(2)
Other reinsurance derivatives	Net realized and unrealized gains - other	-	241
		$6,993	$(38,536)

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

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, the fair value of derivative instruments held as at September 30, 2012 and December 31, 2011 is allocated between levels as follows:

	Fair Value Measurement at September 30, 2012, using:
		Quoted prices	Significant other	Significant other
	Fair value	in active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Description
Swaps	(1,237)	-	(1,237)	-
Foreign currency forward contracts	960	-	960	-
Total derivatives	$(277)	$-	$(277)	$-

For the Level 3 items still held as of September 30, 2012, the total change in fair value for the three and nine months ended September 30, 2012, recorded in net realized and unrealized gains (losses) – other was $nil.

	Fair Value Measurement at December 31, 2011, using:
		Quoted prices	Significant other	Significant other
	Fair value	in active markets	observable inputs	unobservable inputs
	measurements	(Level 1)	(Level 2)	(Level 3)
Description
Futures contracts	$(5,026)	$(5,026)	$-	$-
Swaps	(999)	-	(999)	-
Foreign currency forward contracts	7,020	-	7,020	-
Total derivatives	$995	$(5,026)	$6,021	$-

At September 30, 2012 and December 31, 2011, there were no Level 3 derivative instruments held.  Transfers between levels, if necessary, are done as of the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the three and nine months ended September 30, 2012.

7.      DEBT AND FINANCING ARRANGEMENTS

Long term debt

Interest expense includes interest payable and amortization of debt offering expenses.  The debt offering expenses are amortized over the period from the issuance of the Deferrable Interest Debentures to the earliest date that they may be called by the Company.  For the three and nine months ended September 30, 2012, the Company incurred interest expense of $2.4 million and $7.4 million, respectively, on the Deferrable Interest Debentures compared to $2.5 million and $7.7 million, respectively, for the same periods in 2011.  The Company had $0.8 million of interest payable included in other liabilities at both September 30, 2012 and December 31, 2011.

The Company does not carry its long term debt at fair value on its consolidated balance sheets.  At September 30, 2012, the Company estimated the fair value of its long term debt to be approximately $229.0 million compared to $192.7 million at December 31, 2011.

Letter of credit facilities

On August 31, 2011, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS (“FCML”) entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is for letters of credit with a maximum tenor of 15 months and is used to support the reinsurance obligations of the Company.  As of September 30, 2012, $5.1 million had been drawn under the Barclays Facility, and the drawn amount was secured by $5.4 million of fixed maturity investments from the Company’s investment portfolio.  The Barclays Facility replaced a $200.0 million credit facility with Barclays Bank Plc which commenced on March 5, 2009.

On April 28, 2010, Flagstone Suisse and FCML entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged. The Citi Facility now comprises a $275.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $275.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. As at September 30, 2012, $371.7 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $406.2 million of fixed maturity investments from the Company’s investment portfolio. The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

These facilities are used to provide security to reinsureds, and they are fully collateralized by the Company, to the extent of the letters of credit outstanding at any given time.

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

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

A summary of the activity under the PSU Plan as at September 30, 2012, and changes during the three and nine months ended September 30, 2012, is as follows:

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
			Weighted			Weighted
	Number	Weighted	average	Number	Weighted	average
	expected	average grant	remaining	expected	average grant	remaining
	to vest	date fair value	contractual term	to vest	date fair value	contractual term

Outstanding at beginning of period	1,010,800	$10.73	1.4	1,676,125	$10.83	0.7
Granted	-	-		300,000	8.29
Forfeited	(17,500)	9.52		(116,500)	11.24
Performance factor changes	(5,350)	12.77		18,025	9.09
Exercised	-	-		(889,700)	9.98
Outstanding at end of period	987,950	10.74	1.2	987,950	10.74	1.2

The Company reviews its assumptions in relation to the PSUs on a quarterly basis. The issuance of shares with respect to the PSUs is contingent upon the attainment of certain levels of average DROE over a three year period. Taking into account the results to date and the expected results for the remainder of the performance periods, the Company has established the most probable factor as the minimum for each series, with the exception of one series which has been established to have a probable factor of 60%. For the three and nine months ended September 30, 2012, $0.8 million and $2.1 million, respectively, of compensation expense related to the PSU Plan has been recorded in general and administrative expenses compared to $1.6 million and $(2.5) million, respectively, for the same periods in 2011. As at September 30, 2012 and December 31, 2011, there was a total of $3.8 million and $4.8 million, respectively, of unrecognized compensation cost related to non−vested PSUs; that cost is expected to be recognized over periods of approximately 1.6 years and 1.6 years, respectively.

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

A summary of the activity under the RSU Plan as at September 30, 2012, and changes during the three and nine months ended September 30, 2012, is as follows:

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Number	Weighted average	Weighted average	Number	Weighted average	Weighted average
	expected to	grant date	remaining	expected to	grant date	remaining
	vest	fair value	contractual term	vest	fair value	contractual term

Outstanding at beginning of period	544,515	$10.42	0.5	524,179	$11.40	0.3
Granted	-	-		220,706	8.27
Forfeited	(36,600)	10.14		(89,950)	10.39
Exercised	-	-		(147,020)	10.68
Outstanding at end of period	507,915	10.42	0.3	507,915	10.42	0.3

Unrecognized compensation cost related to non-vested RSUs was $0.8 million and $1.0 million at September 30, 2012 and December 31, 2011, respectively, and is expected to be recognized over a period of approximately 1.0 year and 1.0 year, respectively.  Compensation expenses related to the RSU Plan of $0.1 million and $1.1 million, respectively, were recorded in general and administrative expenses for the three and nine months ended September 30, 2012 compared to $0.4 million and $2.0 million, respectively, for the same periods in 2011.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

Since the inception of the RSU Plan in July 2006, 707,262 RSUs granted to employees have vested and no RSUs granted to employees have been cancelled. During the three and nine months ended September 30, 2012, nil and 59,856 RSUs, respectively, were granted to the directors, compared to nil and 63,964 RSUs, respectively, granted to directors during the same period in 2011. During both the three and nine months ended September 30, 2012 and 2011, no RSUs granted to directors were converted into common shares of the Company as elected by the directors.

The Company uses a nil forfeiture assumption for its PSUs and RSUs.  The intrinsic value of both PSUs and RSUs outstanding as at September 30, 2012 was $8.5 million and $4.4 million, respectively.

9.       EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2012 and 2011 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Basic earnings per common share
Net (loss) income attributable to Flagstone	$(1,346)	$(59,545)	$51,329	$(240,975)
Weighted average common shares outstanding	71,058,922	70,058,168	70,847,677	69,717,272
Weighted average vested restricted share units	293,565	322,684	281,113	324,349
Weighted average common shares outstanding—Basic	71,352,487	70,380,852	71,128,790	70,041,621
Basic (loss) earnings per common share	$(0.02)	$(0.85)	$0.72	$(3.44)

Diluted earnings per common share
Net (loss) income attributable to Flagstone	$(1,346)	$(59,545)	$51,329	$(240,975)
Weighted average common shares outstanding	71,058,922	70,058,168	70,847,677	69,717,272
Weighted average vested restricted share units outstanding	293,565	322,684	281,113	324,349
	71,352,487	70,380,852	71,128,790	70,041,621
Share equivalents:
Weighted average unvested restricted share units	-	-	151,567	-
Weighted average unvested performance share units	-	-	486,451	-
Weighted average common shares outstanding—Diluted	71,352,487	70,380,852	71,766,808	70,041,621
Diluted (loss) earnings per common share	$(0.02)	$(0.85)	$0.72	$(3.44)

Dilutive share equivalents have been excluded in the weighted average common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  The number of anti-dilutive share equivalents that were excluded in the computation of diluted earnings per share for the three months ended September 30, 2012 was 570,328 and for the three and nine months ended September 30, 2011, was 933,473 and 1,013,208, respectively. Because the number of shares above a minimum threshold are contingently issuable under the PSU Plan depends on the average DROE over a two or three year period, those contingently issuable PSUs are excluded from the calculation of diluted earnings per common share until the end of the performance period, at which time the number of shares issuable under the PSU Plan will be known. Only the minimum number of PSUs that will vest under each grant are included in the calculation of diluted earnings in a period of net income. As at September 30, 2012 and 2011, there were 987,950 and 1,762,442 PSUs expected to vest, respectively.  The maximum number of common shares that could be issued under the PSU Plan at September 30, 2012 and 2011 was 2,289,800 and 4,889,492, respectively. There was a warrant outstanding which would result in the issuance of 630,194 common shares at both September 30, 2012 and 2011, that were excluded from the computation of diluted earnings per common share because the effect would be anti-dilutive.

10.   SHAREHOLDERS’ EQUITY

Common shares

At September 30, 2012, the total authorized common voting shares of the Company were 300,000,000, with a par value of $0.01 per common share (December 31, 2011 – 300,000,000).

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

The following table is a summary of the common shares issued and outstanding for the periods ending September 30, 2012 and December 31, 2011:

	For the periods ended
	September 30, 2012	December 31, 2011
Common voting shares:
Balance at beginning of period	70,167,142	68,585,588
Conversion of performance share units (1)	782,179	1,359,378
Conversion of restricted share units (1)	109,601	222,176
Balance at end of period	71,058,922	70,167,142

(1)Conversion of performance share units and restricted share units are net of shares withheld for the payment of tax on the employee's behalf.

11.   LEGAL PROCEEDINGS

In the normal course of business, the Company may become involved in various claims litigation and legal proceedings.  Such proceedings often involve reinsurance contract disputes which are typical for the insurance and reinsurance industry. As at September 30, 2012, the Company was not a party to any material litigation or arbitration proceedings.

12.    PENDING MERGER WITH VALIDUS

On August 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Validus, Validus UPS, Ltd., a wholly-owned subsidiary of Validus (“Merger Sub”), and Flagstone Reinsurance Holdings (Bermuda) Limited, a wholly-owned subsidiary of the Company (“Flagstone Bermuda”).

The Merger Agreement provides for (a) the merger of the Company with and into its wholly-owned subsidiary Flagstone Bermuda pursuant to which Flagstone Bermuda will survive as the intermediate company (the “First-Step Merger”), and (b) immediately following the First-Step Merger, the merger of Flagstone Bermuda with and into Merger Sub pursuant to which Merger Sub will be the surviving company (the “Second-Step Merger” and together with the First-Step Merger, the “Mergers”) such that, immediately following the Mergers, the successor-in-interest to the Company will be a wholly-owned subsidiary of Validus.

Pursuant to the Merger Agreement, at the closing, (a) each outstanding share of the Company will be automatically converted pursuant to the First-Step Merger into one common share of Flagstone Bermuda and (b) each outstanding common share of Flagstone Bermuda will then be automatically converted pursuant to the Second-Step Merger into the right to receive 0.1935 Validus voting common shares and $2.00 in cash, without interest and less any applicable withholding tax.

The Merger Agreement contains customary representations, warranties and covenants of Validus and the Company.  The Mergers, which are expected to be completed in the fourth quarter of 2012, are subject to certain customary conditions, including receipt of required regulatory approvals and approval of at least 75% of the Flagstone shares present or represented at a special general meeting of Flagstone’s shareholders. The Mergers do not require the vote or approval of Validus’ shareholders and the consummation of the Mergers is not subject to a financing condition or contingency.  Upon termination of the Merger Agreement under certain circumstances, the Company may be obligated to pay Validus a termination fee of $24.16 million.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2012, and which is incorporated by reference herein.

The proposed transaction between the Company and Validus is subject to risks and uncertainties. Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information.

Index
FLAGSTONE REINSURANCE HOLDINGS, S.A.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of U.S. dollars, except for share amounts, per share amounts and percentages)

13.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through to the date the financial statements were available to be issued.

On October 23, 2012, the Company announced that it has established November 28, 2012 as the date for an extraordinary general meeting of Flagstone shareholders. At the extraordinary general meeting, Flagstone shareholders will be asked to consider and vote upon a proposal to approve the previously announced Agreement and Plan of Merger. See Note 12, “Pending Merger with Validus” for more information.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition as at September 30, 2012 and December 31, 2011, and our results of operations for the three and nine months ended September 30, 2012 and 2011, including, as specified, our discontinued operations.  The historical results presented in this Quarterly Report are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results expected for a full year.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto, presented under Item 7 and Item 8, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “2011 Annual Report”), filed with the SEC on March 13, 2012.  Some of the information contained in this discussion and analysis is included elsewhere in this document, including information with respect to our plans and strategy for our business, and includes forward-looking statements that involve risks and uncertainties.  Please see the “Cautionary Statement Regarding Forward-Looking Statements” for more information. You should review the information described under “Recent Developments”, the risks described in this Quarterly Report and in Item 1A, “Risk Factors” contained in the 2011 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

References in this Quarterly Report to the “Company”, “Flagstone”, “we”, “us”, and “our” refer to Flagstone Reinsurance Holdings, S.A. and/or its subsidiaries, including Flagstone Réassurance Suisse SA, its wholly-owned Switzerland reinsurance company, Flagstone Alliance Insurance & Reinsurance PLC, its wholly-owned Cyprus insurance and reinsurance company, Flagstone Reinsurance Africa Limited, its wholly-owned South African reinsurance company, Mont Fort Re Ltd., its wholly-owned Bermuda reinsurance company, and any other direct or indirect wholly-owned subsidiary, but not including its United Kingdom  Lloyd's managing agency Flagstone Syndicate Management Limited, or Island Heritage Holdings Ltd., each of which are discontinued operations, unless the context suggests otherwise. On October 24, 2011, we announced a strategic decision to divest our ownership positions in our former Lloyd’s and Island Heritage reportable segments. On April 5, 2012, and August 20, 2012, respectively, the Company completed the sales of the businesses comprising its former Island Heritage and Lloyd’s reportable segments. The Company has classified the assets and liabilities associated with its former Island Heritage and Lloyd’s reportable segments as held for sale and the assets and liabilities have been recorded at the lower of the carrying value or fair value less costs to sell.  The financial results for the Island Heritage and Lloyd’s discontinued operations have been presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented up to and including March 31, 2012 and September 30, 2012, respectively. Unless otherwise noted, all discussions and amounts presented in this Quarterly Report relate to our business without giving effect to our discontinued operations. References to “Flagstone Suisse” refer to Flagstone Réassurance Suisse SA, its wholly-owned subsidiaries and its Bermuda branch. References to “FSML” refer to Flagstone Syndicate Management Limited, its wholly-owned subsidiaries and Syndicate 1861.  References to “Island Heritage” refer to Island Heritage Holdings Ltd. and its subsidiaries. References to “Flagstone Africa” refer to Flagstone Reinsurance Africa Limited.  References to “Mont Fort” refer to Mont Fort Re Ltd. References in this Quarterly Report to “dollars” or “$” are to the lawful currency of the United States of America (the “U.S.”), unless the context otherwise requires.  All amounts in the following tables are expressed in thousands of U.S. dollars, except share amounts, per share amounts, percentages or unless otherwise stated. References in this Quarterly Report to (i) “foreign currency” are to currencies other than U.S. dollars and (ii) “foreign exchange” transactions or “foreign investments” are to transactions or investments, respectively, involving currencies other than U.S. dollars, in each case unless the context otherwise requires.  References in this Quarterly Report to “foreign subsidiaries” are to subsidiaries of Flagstone that are not domiciled in the U.S. or whose primary transactions are in foreign currency.

Executive Overview

On August 30, 2012, the Company and Validus Holdings, Ltd. (“Validus”) jointly announced that the boards of directors of both Validus and Flagstone have approved a definitive merger agreement pursuant to which Validus will acquire all of the issued and outstanding shares of Flagstone. As of the announcement date, the transaction represented an aggregate equity value of $623.2 million and is currently expected to be completed in the fourth quarter of 2012, subject to customary closing conditions, including obtaining regulatory approvals and the approval of Flagstone’s shareholders. See Note 12, “Pending Merger with Validus” in our unaudited condensed consolidated financial statements (Item 1 above) for more information.

As previously announced on April 2, 2012, and April 3, 2012, the Company entered into definitive agreements to divest its former Island Heritage and Lloyd’s reportable segments, respectively. The Island Heritage transaction was completed on April 5, 2012, and was recorded in the second quarter results, including a gain on disposal of $4.5 million.  The Lloyd’s transaction was completed on August 20, 2012, and has been recorded in the third quarter results, including a gain on disposal of $5.7 million.  These divestitures are part of a strategic business realignment to address changing business conditions, refocus the Company’s underwriting strategy on its property catastrophe reinsurance business and reduce its focus on operating segments that absorb capital and produce lower returns. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations.  See Note 4, “Assets Held for Sale and Discontinued Operations” in our unaudited condensed consolidated financial statements (Item 1 above) for additional information related to discontinued operations.

Index

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

Recent Developments

On October 23, 2012, the Company announced that it has established November 28, 2012 as the date for an extraordinary general meeting of Flagstone shareholders. At the extraordinary general meeting, Flagstone shareholders will be asked to consider and vote upon a proposal to approve the previously announced Agreement and Plan of Merger. See Note 12, “Pending Merger with Validus” in our unaudited condensed consolidated financial statements (Item 1 above) for more information.

You should review all the information in this Quarterly Report in conjunction with the information under this “Recent Developments.”

Critical Accounting Policies

Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the 2011 Annual Report.  Our critical accounting policies at September 30, 2012 have not changed compared to December 31, 2011.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2012 and 2011

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

	For the three months ended	For the nine months ended
U.S. dollar (weakened) strengthened against:	September 30, 2012	September 30, 2012

Canadian dollar	(3.6)%	(3.6)%
Swiss franc	(0.9)%	0.1%
Euro	(1.5)%	0.7%
British pound sterling	(3.1)%	(4.0)%
Indian rupee	(5.9)%	(0.7)%
South African rand	1.8%	3.0%

Summary Overview

The following table sets forth selected key financial information for the three months ending September 30, 2012 and 2011:

	For the three months ended September 30,
	2012	2011	$ Change	% Change

Underwriting loss	$(16,807)	$(52,866)	$36,059	68.2%
Net investment income	$6,130	$6,167	$(37)	(0.6)%
Net realized and unrealized gains (losses) - investments	$5,970	$(19,592)	$25,562	130.5%
Net realized and unrealized gains (losses) - other	$5,589	$(18,305)	$23,894	130.5%
Loss from continuing operations	$(7,092)	$(53,670)	$46,578	86.8%

Loss from continuing operations per common share - Basic	$(0.10)	$(0.76)	$0.66
Loss from continuing operations per common share - Diluted(1)	$(0.10)	$(0.76)	$0.66
Loss ratio	72.7%	101.4%
Expense ratio	48.8%	39.5%
Combined ratio	121.5%	140.9%

Index

The following table sets forth selected key financial information for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
	2012	2011	$ Change	% Change

Underwriting loss	$(5,198)	$(231,182)	$225,984	97.8%
Net investment income	$15,063	$27,665	$(12,602)	(45.6)%
Net realized and unrealized gains (losses) - investments	$29,438	$(16,726)	$46,164	276.0%
Net realized and unrealized gains (losses) - other	$6,982	$(5,009)	$11,991	239.4%
Income (loss) from continuing operations	$33,098	$(234,816)	$267,914	114.1%

Income (loss) from continuing operations per common share - Basic	$0.45	$(3.38)	$3.83
Income (loss) from continuing operations per common share - Diluted(1)	$0.45	$(3.38)	$3.83
Loss ratio	60.9%	118.2%
Expense ratio	42.1%	33.6%
Combined ratio	103.0%	151.8%

The following table sets forth selected key non-GAAP financial measures as at September 30, 2012 and December 31, 2011:

	As at
	September 30,	December 31,
	2012	2011	$ Change	% Change
Basic book value per common share	$11.64	$11.21	$0.43	3.9%
Diluted book value per common share	$11.45	$10.90	$0.55	5.1%
Diluted book value per common share plus accumulated distributions	$12.29	$11.62	$0.67	5.8%

(1)Income (loss) from continuing operations per common share - Diluted for the three and nine months ended September 30, 2012 and 2011 does not contain the effect of:
a. a warrant conversion as this would be anti-dilutive for U.S. GAAP purposes
 b. the PSU conversion until the end of the performance period, when the number of shares issuable under the PSU Plan will be known. There were 987,950  and 1,762,442 PSU's expected to vest under the PSU plan as at September 30, 2012 and 2011, respectively . Only the minimum number of PSUs that will vest under each grant are included in the calculation of diluted earnings in a period of net income.

The decrease in underwriting loss in the nine months ended September 30, 2012, is primarily due to fewer catastrophe losses (net of reinsurance and reinstatements) recorded in the period, which included the U.S. drought loss ($19.8 million) compared to losses recorded in the same period last year, which included Australian floods ($35.0 million), cyclone Yasi ($32.8 million), New Zealand earthquake of February 2011 ($134.8 million), Japan earthquake and tsunami ($102.8 million), U.S. tornadoes ($28.6 million), New Zealand earthquake in June 2011 ($18.5 million), hurricane Irene ($17.9 million), Danish cloudburst ($8.4 million) and Melbourne floods ($16.8 million).

The decrease in net investment income in the nine months ended September 30, 2012, is primarily due to lower investment assets, the change in asset allocation and interest rates during the period, which was partially offset by the positive performance of the investment funds.

The increase in the net realized and unrealized gains and losses – investments, for the nine months ended September 30, 2012, is primarily due to the better performance of fixed maturity investments and investment funds, and the reduced exposure to futures contracts during 2012.

The increase in the net realized and unrealized gains and losses – other, for the nine months ended September 30, 2012, is primarily associated with currency swaps and foreign currency forward contracts and is due to currency fluctuations which are partially offset by net losses recorded through balance sheet currency revaluations and are attributable to operational hedges on reinsurance balances.

These items are discussed in more detail in the following sections.

Non-GAAP Reconciliation

In addition to the U.S. GAAP financial measures set forth in this Quarterly Report, we have presented “basic book value per common share” and “diluted book value per common share”, which are non-GAAP financial measures.

Index

Our management uses growth in diluted book value per common share as a prime measure of the value we are generating for our common shareholders, as we believe that growth in our diluted book value per common share ultimately translates into growth in our stock price.

Basic book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares outstanding at the end of the period plus vested RSUs, giving no effect to dilutive securities.  Diluted book value per common share is defined as total Flagstone shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period including all potentially dilutive securities such as a warrant, PSUs and RSUs. When the effect of securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per common share.  The warrant was anti-dilutive and was excluded from the calculation of diluted book value per common share as at September 30, 2012 and December 31, 2011.

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

Index

	As at
	September 30, 2012	December 31, 2011

Flagstone shareholders' equity	$830,845	$789,048
Potential net proceeds from assumed:
Exercise of PSU (1)	-	-
Exercise of RSU (1)	-	-
Conversion of warrant (2)	-	-
Diluted Flagstone shareholders' equity	$830,845	$789,048

Cumulative distributions paid per outstanding common share	$0.84	$0.72

Common shares outstanding - end of period	71,058,922	70,167,142
Vested RSUs	293,565	233,709
Total common shares outstanding - end of period	71,352,487	70,400,851

Potential shares to be issued:
PSUs expected to vest	987,950	1,676,125
RSUs outstanding	214,350	290,470
Conversion of warrant (2)	-	-
Common shares outstanding - diluted	72,554,787	72,367,446

Basic book value per common share	$11.64	$11.21

Diluted book value per common share	$11.45	$10.90

Basic book value per common share plus accumulated distributions	$12.48	$11.93

Diluted book value per common share plus accumulated distributions	$12.29	$11.62

Distributions per common share paid during the period	$0.12	$0.16

(1)No proceeds due when exercised
(2)Below strike price - not dilutive

Outlook and Trends

Following the announcement of the proposed transaction between Validus and Flagstone, all three of the rating agencies covering Flagstone announced positive ratings actions. On August 31, 2012, Moody’s Investor Services affirmed Flagstone Suisse’s financial strength rating of A3, and revised the outlook from negative to stable. On August 31, 2012, A.M. Best Co. placed Flagstone’s financial strength rating of A- (Excellent) under review with developing implications. On September 4, 2012, Fitch Ratings revised the Rating Watch on Flagstone’s A- financial strength rating to Evolving from Negative.  All three rating agencies indicated that a failure to complete the proposed transaction between Flagstone and Validus would have negative ratings implications.

This information should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report and the other information in the 2011 Annual Report, including “Risk Factors—Risks Related to our Business”.

Market Outlook

At the July 1, 2012 renewal period, North American rates were approximately flat to up 5% from rates a year ago.  Rates were flat to down slightly in loss-free regions and ranging from flat to up 5% in loss-affected regions.  The next major North American renewal period is at January 1, 2013, and we would expect rates to be flat barring any significant loss activity occurring during this hurricane season.

Index

On average, clients have been seeking slightly more capacity this year although a continued increase in reinsurer capacity has met this demand.  Rate levels continue to be adequate with pricing mostly meeting return hurdles.

The third quarter is generally quiet for International market renewals with most underwriters preparing for the important January 1 renewal season by meeting in Monte Carlo and Baden Baden for market discussions.  As a result of these meetings we expect that pricing for International programs at January 1 will be relatively orderly with flat rate levels, barring any catastrophic events occurring.

Regarding the specialty lines, rates in the marine business, aviation, and aerospace and satellite have been flat for approximately the last twelve months or so and as these lines renew throughout the remainder of the year we expect a similar pattern to continue.  Rates have generally failed to increase materially due to a lack of loss activity and abundant capacity.

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

Gross Premiums Written

Details of the consolidated gross premiums written by line of business and geographic area of risk insured for our continuing operations are provided below:

Index

	For the three months ended September 30,
	2012		2011
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Property catastrophe	$11,099	274.6%	$45,051	48.9%
Property	(13,172)	(325.9)%	19,898	21.6%
Short-tail specialty and casualty	6,115	151.3%	27,213	29.5%
Total	$4,042	100.0%	$92,162	100.0%

	For the nine months ended September 30,
	2012		2011
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Line of business
Property catastrophe	$244,196	70.7%	$417,306	58.9%
Property	53,493	15.5%	138,921	19.6%
Short-tail specialty and casualty	47,731	13.8%	152,738	21.5%
Total	$345,420	100.0%	$708,965	100.0%

	For the three months ended September 30,
	2012		2011
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (1)
Caribbean	$(9,829)	(243.2)%	$2,006	2.2%
Europe	17,796	440.3%	16,220	17.6%
Japan and Australasia	4,806	118.9%	18,134	19.7%
North America	(17,252)	(426.8)%	22,154	24.0%
Worldwide risks (2)	4,339	107.3%	21,429	23.3%
Other	4,182	103.5%	12,219	13.2%
Total	$4,042	100.0%	$92,162	100.0%

	For the nine months ended September 30,
	2012		2011
	Gross premiums written	Percentage of total	Gross premiums written	Percentage of total
Geographic area of risk insured (1)
Caribbean	$(845)	(0.2)%	$5,422	0.8%
Europe	85,799	24.8%	105,921	14.9%
Japan and Australasia	37,867	11.0%	88,439	12.5%
North America	162,306	47.0%	323,731	45.7%
Worldwide risks (2)	47,441	13.7%	146,761	20.7%
Other	12,852	3.7%	38,691	5.4%
Total	$345,420	100.0%	$708,965	100.0%

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

Below is a summary of our underwriting results and ratios for the three months ended September 30, 2012 and 2011:

	For the three months ended September 30,
	2012	2011	$ Change	% Change

Property catastrophe reinsurance	$11,099	$45,051	$(33,952)	(75.4)%
Property reinsurance	(13,172)	19,898	(33,070)	(166.2)%
Short tail specialty and casualty reinsurance	6,115	27,213	(21,098)	(77.5)%
Gross premiums written	4,042	92,162	(88,120)	(95.6)%
Premiums ceded	1,338	(30,577)	31,915	(104.4)%
Net premiums written	5,380	61,585	(56,205)	(91.3)%
Net premiums earned	82,553	130,041	(47,488)	(36.5)%
Other related income	983	376	607	161.5%
Loss and loss adjustment expenses	(60,051)	(131,879)	71,828	(54.5)%
Acquisition costs	(21,104)	(31,619)	10,515	(33.3)%
General and administrative expenses	(19,188)	(19,785)	597	(3.0)%
Underwriting loss	$(16,807)	$(52,866)	$36,059	68.2%

Loss ratio	72.7%	101.4%
Acquisition cost ratio	25.6%	24.3%
General and administrative expense ratio	23.2%	15.2%
Combined ratio	121.5%	140.9%

•
The decrease in net underwriting loss is the result of fewer significant losses recorded  during the third quarter of 2012 (U.S. drought) compared to losses recorded in the same period in 2011 (hurricane Irene, Danish cloudburst, and Melbourne floods), offset by a significant reduction in gross premiums written and net premiums earned, which is in line with our current underwriting strategy.

•
During the current quarter we recorded premium portfolio transfers in the amount of $45.8 million related to the reduced participation in and non renewal of certain large proportional property treaties. The impact on net premiums earned of such decrease in gross premiums written was offset by a change in unearned premiums and therefore, net premiums earned for the current quarter were not impacted by the reduced participation in or non renewals of those large proportional treaties.

•
Gross premiums written have decreased for all lines of business as a result of an overall decrease in our risk appetite and in our shareholder’s equity following the significant worldwide losses we sustained in 2011. During the three months ended September 30, 2012, we recorded $4.0 million of gross reinstatement premiums compared to $7.7 million recorded for the same period in 2011.

•
The decrease in premiums ceded is primarily related to higher reinstatement premiums incurred in 2011 on our ceded reinsurance due to loss activity and the increased level of reinsurance purchases after the loss events during the first quarter of 2011. Premiums ceded were positive during the current quarter due to ceded premium portfolio transfers related to the non renewal of certain large proportional property treaties.

•
The decrease in the loss ratio in the three months ended September 30, 2012 is primarily the result of fewer significant losses recorded in the period, which included the U.S. drought of $19.8 million, compared to losses recorded in the same period in 2011, which included hurricane Irene of $21.0 million, Danish cloudburst of $10.2 million, Melbourne floods of $16.8 million and net adverse developments on earlier 2011 known events of $43.4 million. Losses are net of retrocession but exclude reinstatement premiums.

Index

•
Each quarter we revisit our loss estimates for previous catastrophe events. During the quarter ended September 30, 2012, based on updated estimates provided by clients and brokers, we recorded net adverse developments of $4.3 million for prior accident years. During the third quarter of 2011, the net positive developments for prior accident year catastrophe events were $9.5 million.

•
The general and administrative expenses are stable compared to the same period last year. The expenses in the current period include one time items such as an impairment charge on assets held for sale of approximately $1.8 million as well as severance costs of approximately $1.0 million associated with the execution of our strategic realignment. These expenses are offset by expense reduction initiatives in accordance with our overall decrease in underwriting activities and lower staff compensation accrual in the same period in 2011, as a result of the significant underwriting loss.

Below is a summary of the underwriting results and ratios for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
	2012	2011	$ Change	% Change

Property catastrophe reinsurance	$244,196	$417,306	$(173,110)	(41.5)%
Property reinsurance	53,493	138,921	(85,428)	(61.5)%
Short tail specialty and casualty reinsurance	47,731	152,738	(105,007)	(68.7)%
Gross premiums written	345,420	708,965	(363,545)	(51.3)%
Premiums ceded	(89,846)	(193,736)	103,890	(53.6)%
Net premiums written	255,574	515,229	(259,655)	(50.4)%
Net premiums earned	298,797	449,714	(150,917)	(33.6)%
Other related income	3,728	1,379	2,349	170.4%
Loss and loss adjustment expenses	(181,983)	(531,368)	349,385	(65.8)%
Acquisition costs	(65,870)	(95,303)	29,433	(30.9)%
General and administrative expenses	(59,870)	(55,604)	(4,266)	7.7%
Underwriting loss	$(5,198)	$(231,182)	$225,984	97.8%

Loss ratio	60.9%	118.2%
Acquisition cost ratio	22.1%	21.2%
General and administrative expense ratio	20.0%	12.4%
Combined ratio	103.0%	151.8%

•
The decrease in net underwriting loss is the result of fewer significant loss events in 2012 (U.S. drought) compared to the same period in 2011 (Australian floods, cyclone Yasi, New Zealand earthquakes of February 2011 and June 2011, Japan earthquake and tsunami, U.S. tornadoes, hurricane Irene, Danish cloudburst, and Melbourne floods), offset by a significant reduction in gross premiums written and net premiums earned, which is in line with our current underwriting strategy.

•
During the current quarter we recorded premium portfolio transfers in the amount of $45.8 million related to the reduced participation in and non renewal of certain large proportional property treaties. The impact on net premiums earned of such decrease in gross premiums written was offset by a change in unearned premiums and therefore, net premiums earned for the current period were not impacted by the reduced participation in or non renewals of those large proportional treaties.

•
The decrease in gross written premiums for all lines of business is a result of an overall decrease in our risk appetite and in our shareholder’s equity following the significant worldwide losses we sustained in 2011. During the nine months ended September 30, 2012, we recorded $15.3 million of gross reinstatement premiums compared to $25.5 million recorded for the same period in 2011. The decrease in reinstatements premiums was due to lower catastrophe losses in the current period.

Index

•
The decrease in premiums ceded is primarily related to higher reinstatement premiums incurred in 2011 on our ceded reinsurance due to loss activity and the increased level of reinsurance purchases after the loss events during the first quarter of 2011.

•
The decrease in the loss ratio is the result of reduced losses from fewer significant loss events, which included U.S. drought losses of $19.8 million, compared to the same period in 2011, which included net incurred losses related to the Australian floods ($30.8 million), cyclone Yasi ($33.2 million), New Zealand earthquake of February 2011 ($117.4 million), the Japan earthquake and tsunami ($100.4 million), New Zealand earthquake of June 2011 ($18.5 million), U.S. tornadoes ($36.0 million), hurricane Irene ($21.0 million), Danish cloudburst ($10.2 million) and Melbourne floods ($16.8 million). Losses are net of retrocession but exclude reinstatement premiums.

•
Each quarter we revisit our loss estimates for previous catastrophe events. During the nine months ended September 30, 2012, based on updated estimates provided by clients and brokers, we recorded net adverse developments of $10.4 million, related to cumulative prior accident years.  In addition, we undertook our scheduled first quarter review of actuarial reserving assumptions. As a result of revised development factors for non-cat business based in part on experience, we recorded $7.0 million of adverse reserves development.

•
The increase in general and administrative expenses is primarily the result of an impairment charge on assets held for sale of approximately $1.8 million as well as severance costs of approximately $1.0 million associated with the execution of our strategic realignment and staff compensation accrual and performance based compensation returning to more typical levels in the current period, as compared to levels in the same period in 2011, which were adjusted downward as a result of the significant underwriting loss.

Income from Discontinued Operations

Income from discontinued operations includes the financial results of our former reportable segments, Lloyd’s (for all periods presented) and Island Heritage (for all periods presented up to and including March 31, 2012). Included in income from discontinued operations for the nine months ended September 30, 2012 is underwriting income of $19.4 million, compared to underwriting losses of $4.0 million for the same period in 2011. The $23.4 million increase in underwriting income is primarily attributable to more significant catastrophic events during 2011 compared to 2012. There will be no future income from discontinued operations as the disposals of the Island Heritage and Lloyd’s segments have both been completed.

As of September 30, 2012, we had no remaining assets or liabilities associated with discontinued operations. Although we account for the business comprising our former Lloyd’s and Island Heritage reportable segments as discontinued operations, we ceased to own the Island Heritage business after completing its sale on April 5, 2012, and we ceased to own the Lloyd’s business after completing its sale on August 20, 2012.

Investment Results

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity and is managed to produce a total return.  In assessing returns under this approach we include investment income and realized and unrealized gains and losses generated by the investment portfolio.

The total return on our investment portfolio comprises investment income and realized and unrealized gains and losses on investments.

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
Investment portfolio return	0.9%	(1.1)%	2.0%	3.4%	0.2%	3.2%

Net investment income

Net investment income is derived from interest earned on investments, reduced by investment management and custody fees.  We allocate expenses directly related to investment activities to investment income.

Index

The following tables set forth net investment income for the three months ended September 30, 2012 and 2011:

	For the three months ended September 30,
	2012	2011	$ Change

Cash and cash equivalents	$221	$361	$(140)
Fixed maturity investments	1,393	6,806	(5,413)
Short term investments	270	151	119
Other investments	4,990	(7)	4,997
Investment expenses	(744)	(1,144)	400
Net investment income	$6,130	$6,167	$(37)

•	The decrease in net investment income from fixed maturity investments is primarily due to lower invested assets and the change in asset allocation during the period.

•	The increase in investment income from other investments is primarily due to the large income payments on one of our fixed maturity investment funds.

The following table sets forth net investment income for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
	2012	2011	$ Change

Cash and cash equivalents	$705	$1,140	$(435)
Fixed maturity investments	9,337	29,475	(20,138)
Short term investments	635	579	56
Other investments	7,138	(95)	7,233
Investment expenses	(2,752)	(3,434)	682
Net investment income	$15,063	$27,665	$(12,602)

•	The decrease in net investment income from fixed maturity investments is primarily due to lower invested assets and the change in asset allocation during the period.

•	The increase in investment income from other investments is primarily due to the large income payments on one of our fixed maturity investment funds.

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

Index

The following table is a breakdown of net realized and unrealized gains (losses) – investments for the three months ended September 30, 2012 and 2011:

	For the three months ended September 30,
	2012	2011	$ Change

Net realized (losses) gains on fixed maturity investments	$(2,104)	$6,240	$(8,344)
Net unrealized gains (losses) on fixed maturity investments	9,666	(49,717)	59,383
Net unrealized losses on equity investments	(16)	(89)	73
Net realized and unrealized (losses) gains on derivative instruments - investments (see table below)	(4,208)	26,297	(30,505)
Net realized and unrealized gains (losses) on other investments	2,632	(2,323)	4,955
Net realized and unrealized gains (losses) - investments	$5,970	$(19,592)	$25,562

	For the three months ended September 30,
	2012	2011	$ Change

Futures contracts	$-	$(18,333)	$18,333
Foreign currency forward contracts	(4,208)	44,630	(48,838)
Net realized and unrealized (losses) gains on derivative instruments - investments	$(4,208)	$26,297	$(30,505)

•	The change in net realized and unrealized on fixed maturity investments is primarily due to the change in asset allocation and the foreign currency impact on the portfolio.

•	The change in net realized and unrealized on other investments is primarily due to the positive performance on investment funds.

•	The change in net realized and unrealized on futures contracts is primarily due to the elimination of all futures exposure during the period.

•
The change in net realized and unrealized on foreign currency forward contracts is related to the currency hedges on non-U.S. dollar bonds and is offset by net realized and unrealized losses on the fixed maturity investments.

The following table is a breakdown of the net realized and unrealized gains - investments for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
	2012	2011	$ Change

Net realized gains on fixed maturity investments	$21,082	$42,948	$(21,866)
Net unrealized losses on fixed maturity investments	(1,821)	(27,247)	25,426
Net realized losses on equity investments	-	(845)	845
Net unrealized (losses) gains on equity investments	(34)	661	(695)
Net realized and unrealized losses on derivatives instruments - investments (see table below)	(1,003)	(34,209)	33,206
Net realized and unrealized gains on other investments	11,214	1,966	9,248
Net realized and unrealized gains (losses) - investments	$29,438	$(16,726)	$46,164

Index

	For the nine months ended September 30,
	2012	2011	$ Change

Futures contracts	$179	$(27,319)	$27,498
Foreign currency forward contracts	(1,182)	(6,888)	5,706
Mortgage-backed securities TBA	-	(2)	2
Net realized and unrealized losses on derivatives instruments - investments	$(1,003)	$(34,209)	$33,206

•
The change in net realized and unrealized on fixed maturity investments is primarily due to the tightening of credit spreads, the change in asset allocation and the higher foreign currency impact on the portfolio.

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

The following tables are a breakdown of net realized and unrealized (losses) gains – other for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,
	2012	2011	$ Change

Currency swaps	$215	$(1,395)	$1,610
Foreign currency forward contracts	5,374	(16,910)	22,284
Net realized and unrealized gains (losses) - other	$5,589	$(18,305)	$23,894

	For the nine months ended September 30,
	2012	2011	$ Change

Currency swaps	$(294)	$152	$(446)
Foreign currency forward contracts	7,276	(5,402)	12,678
Reinsurance derivatives	-	241	(241)
Net realized and unrealized gains (losses) - other	$6,982	$(5,009)	$11,991

•
The net realized and unrealized gains associated with the currency swaps and foreign currency forward contracts are due to currency fluctuations which are partially offset by net losses recorded through balance sheet currency revaluations and are attributable to operational hedges on reinsurance balances.

Index

Interest Expense

Interest expense consists of interest due on outstanding debt securities and the amortization of debt offering expenses.  Interest expense was $2.8 million and $8.7 million, respectively, for the three and nine months ended September 30, 2012, compared to $3.1 million and $8.9 million, respectively, for the three and nine months ended September 30, 2011.

Foreign Exchange

For the three and nine months ended September 30, 2012, we experienced net foreign exchange losses of $5.9 million and $6.7 million, respectively, compared to net foreign exchange gains of $34.0 million and losses of $3.1 million, respectively, for the three and nine months ended September 30, 2011. This net change is primarily due to the impact of the weakening U.S. dollar on our net liabilities. Net realized and unrealized gains and losses on derivatives used to hedge those balances are included in “Net realized and unrealized gains (losses) – other” in the unaudited condensed consolidated statements of operations.

We designated foreign currency forwards with notional contractual value of $51.9 million and $51.6 million as hedging instruments, which had a fair value of $0.3 million and $(0.5) million at September 30, 2012 and December 31, 2011, respectively.  During the three and nine months ended September 30, 2012, we recorded $nil and $1.0 million, respectively, of realized and unrealized gains, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

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

During the three and nine months ended September 30, 2012, income tax expense was $0.6 million and $0.9 million, respectively, compared to income tax provision of $0.7 million and recovery of $0.4 million, respectively, for the three and nine months ended September 30, 2011.

Noncontrolling Interest

The following table is the breakdown of income attributable to noncontrolling interest in the unaudited condensed consolidated statements of operations into its various components:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Income attributable to Island Heritage	$-	$106	$1,135	$1,571
Income attributable to Mont Fort	-	-	-	556
Income attributable to noncontrolling interest	$-	$106	$1,135	$2,127

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

Comprehensive (Loss) Income

The following table is the breakdown of comprehensive (loss) income in the unaudited condensed consolidated statements of operations into its various components:

Index

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(1,346)	$(59,439)	$52,464	$(238,848)
Change in currency translation adjustment	(2,803)	(8,677)	(2,935)	(4,927)
Change in defined benefit pension plan obligation	326	62	254	(96)
Comprehensive (loss) income	(3,823)	(68,054)	49,783	(243,871)
Less: Comprehensive loss attributable to noncontrolling interest	-	(106)	(1,135)	(2,127)
Comprehensive (loss) income attributable to Flagstone	$(3,823)	$(68,160)	$48,648	$(245,998)

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

Financial Condition, Liquidity, and Capital Resources

Financial Condition

Our investment portfolio on a risk basis, at September 30, 2012, comprised 97.3% fixed maturities, short-term investments and cash and cash equivalents with the balance in other investments.  We believe our investments can be liquidated and converted into cash within a very short period of time. However, our investment funds, which represent 4.7% of our total investments and cash and cash equivalents at September 30, 2012, do not trade in active markets and are subject to redemption provisions that prevent us from converting them into cash immediately. During the second quarter, we made changes to our investment portfolio allocations due to continued economic uncertainty in the global markets. Our investment portfolio was repositioned to have shorter duration and higher credit quality. During the current quarter, no significant change was made to our investment portfolio allocation. We continuously monitor the economic environment and global markets and will consider appropriate changes to the investment portfolio allocations if and when warranted.

At September 30, 2012 and December 31, 2011, all of the fixed maturity investments in our investment portfolio were rated investment-grade (BBB- or higher) by Standard & Poor’s (or an equivalent rating by another rating agency) with an average rating of AAA and AA, respectively.

The average duration of our investment portfolio was 0.3 years at September 30, 2012 and 1.8 years at December 31, 2011.

Other investments as at September 30, 2012, amounted to $101.8 million compared to $125.5 million at December 31, 2011.  At September 30, 2012, the other investments comprised $28.4 million in catastrophe bonds and $71.0 million in investment funds, which are recorded at fair value and our equity method investment of $2.4 million.  The decrease in other investments during the first nine months of 2012 is principally related to the decrease in investments in catastrophe bonds, which was partially offset by the additional investments in investment funds along with an increase in the fair value of the catastrophe bond holdings.

	As at
	September 30, 2012	December 31, 2011

Investment funds	$70,951	$59,278
Catastrophe bonds	28,354	64,016
Equity method investment	2,446	2,158
Total	$101,751	$125,452

The net payable for investments purchased at September 30, 2012, was $3.2 million, compared to $6.2 million at December 31, 2011.  Net receivables and payables for investments are a result of timing differences only, as investments are accounted for on a trade date basis.

Index

See Note 5 “Investments” to the unaudited condensed consolidated financial statements for further details on amortized cost, gross unrealized gains and losses, and rating and maturity distributions.

Liquidity

Cash flows from operations for the nine months ended September 30, 2012 used $184.5 million, as compared to providing $98.3 million during the same period in 2011.  This decrease in cash flows from operations was primarily related to lower loss and loss adjustment expense reserves resulting from the volume of claims paid on the 2011 loss events, partially offset by net income in the current period due to fewer significant loss events during the nine months ended September 30, 2012. Because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Cash flows relating to financing activities include the payment of distributions to shareholders, share related transactions and the issuance or repayment of debt.  During the nine months ended September 30, 2012, net cash of $9.8 million was used in financing activities, compared to $54.5 million for the same period in 2011.  For the nine months ended September 30, 2012, the net cash used in financing activities related principally to the payment of distributions.  For the nine months ended September 30, 2011, the net cash used in financing activities related principally to the redemption of preferred shares in Mont Fort High Layer.

We may incur additional indebtedness in the future if we determine that it would improve the efficiency of our capital structure.

Generally, positive cash flows from our operating and financing activities are invested in our investment portfolio.

We expect that our operational needs for liquidity for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities, investment income and the proceeds from sales and maturities of our investment portfolio. The divestitures of Island Heritage and Lloyd’s did not have a significant impact on our operation’s needs for liquidity.

In the current financial environment, it may be difficult for the insurance industry generally, and us in particular, to raise additional capital when required, on acceptable terms or at all. Cash and cash equivalents were $307.5 million at September 30, 2012. On October 24, 2011, A.M. Best Co. commented that the Company’s recent restructuring announcement has not changed the issuer credit ratings (“ICRs”) of “a-” of Flagstone Reassurance Suisse S.A. (Martigny, Switzerland), Island Heritage Insurance Company Ltd. (Cayman Islands) and Flagstone Alliance Insurance and Reinsurance PLC (Limassol, Cyprus) as well as the ICR of “bbb-” of Flagstone Reinsurance Holdings S.A. (Luxembourg), nor has the announcement changed the indicative debt ratings of “bb” on preferred stock, “bb+” on subordinated debt and “bbb-” on senior debt for securities available under the Company’s shelf registration statement. A.M. Best Co. noted that the outlook for all ratings, with the exception of Island Heritage Insurance Company Ltd., remains negative. On April 4, 2012, after the Company announced that it had entered into definitive agreements for the sale of its Lloyd’s business and Island Heritage, A.M. Best Co. commented these ICRs remain unchanged and that the outlook for all ratings remains negative. On May 18, 2012, A.M. Best Co. again commented that these ICRs remain unchanged and that the outlook for all ratings remains negative. On August 31, 2012, A.M. Best Co. placed the Company’s ICRs under review with developing implications. These actions followed the recent announcement that the Company and Validus had entered into a definitive merger agreement in which Validus will acquire all of the issued and outstanding shares of Flagstone, representing an aggregate equity value (as of the announcement date) of $623.2 million. The under review with developing implications reflects the uncertainty around the future plans Validus may have for Flagstone, the possibility of the deal not closing due to risks beyond the parties control and this occurring during the peak of wind season. The Company’s ICRs, including those of its wholly owned subsidiaries, are important to maintaining the Company’s liquidity. A reduction in these credit ratings could reduce the Company’s access to debt markets or materially increase the cost of issuing debt, trigger additional collateral or funding requirements, and decrease the number of counterparties willing or permitted, contractually or otherwise, to do business with or lend to the Company, thereby curtailing the Company’s business operations and reducing its profitability.

Capital Resources

Our total capital resources at September 30, 2012 and December 31, 2011 were as follows:

Index

	As at
	September 30, 2012	December 31, 2011

Long term debt	$250,456	$250,575
Common shares	845	845
Common shares held in treasury	(150,202)	(160,448)
Additional paid-in capital	855,722	872,819
Accumulated other comprehensive loss	(15,265)	(12,584)
Retained earnings	139,745	88,416
Total capital	$1,081,301	$1,039,623

The movement in both common shares held in treasury and additional paid-in capital during the nine months ended September 30, 2012, arises from the use of treasury shares to settle vested stock based compensation grants.

For the nine months ended September 30, 2012, accumulated other comprehensive loss arose from the changes in currency translation adjustment of $(2.9) million and the defined benefit pension plan obligation of $0.3 million.

Letter of credit facilities

On August 31, 2011, Flagstone Suisse and Flagstone Capital Management Luxembourg SICAF – FIS (“FCML”) entered into a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”).  The Barclays Facility is for letters of credit with a maximum tenor of 15 months and is used to support the reinsurance obligations of the Company.  As of September 30, 2012, $5.1 million had been drawn under the Barclays Facility, and the drawn amount was secured by $5.4 million of fixed maturity investments from the Company’s investment portfolio.  The Barclays Facility replaced a $200.0 million credit facility with Barclays Bank Plc which commenced on March 5, 2009.

On April 28, 2010, Flagstone Suisse and FCML entered into a secured $450.0 million standby letter of credit facility with Citibank Europe Plc (the “Citi Facility”). The Citi Facility comprised a $225.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $225.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. On December 21, 2010, the Citi Facility was amended to increase the amount available under the facility by $100.0 million to $550.0 million, with all the terms and conditions remaining unchanged. The Citi Facility now comprises a $275.0 million facility for letters of credit with a maximum tenor of 15 months, to be used to support reinsurance obligations of the Company, and a $275.0 million facility for letters of credit drawn in respect of Funds at Lloyd’s with a maximum tenor of 60 months. As at September 30, 2012, $371.7 million had been drawn under the Citi Facility, and the drawn amount of the facility was secured by $406.2 million of fixed maturity investments from the Company’s investment portfolio. The Citi Facility replaced a $450.0 million credit facility with Citibank Europe Plc which commenced on January 22, 2009.

These facilities are used to provide security to reinsureds, and they are fully collateralized by the Company, to the extent of the letters of credit outstanding at any given time.

The divestitures of Island Heritage and Lloyd’s did not have a significant impact on our capital resources. However, the Lloyd’s divestiture did result in a reduction in the utilization of our letter of credit facilities.

Restrictions and Specific Requirements

Luxembourg
We do not conduct the business of an insurer or reinsurer in Luxembourg and therefore are not required to be registered with the Commissairiat aux Assurances, which is the authority in Luxembourg that regulates insurers and reinsurers.

Under Luxembourg Law, our shareholders may declare dividends at a general meeting of shareholders through the passage of an ordinary resolution, but, in accordance with our Articles, the dividend may not exceed the amount recommended by our Board. Dividends may only be declared from our distributable reserves.  In accordance with Luxembourg Law, no distributions to shareholders may be made when, on the closing date of the relevant financial year, the net assets as set out in the annual accounts are, or would be following such a distribution, lower than the subscribed capital plus the reserves that may not be distributed under Luxembourg Law or in accordance with our Articles. The amount of a distribution to shareholders may not exceed the amount of profits at the end of the last financial year plus any profits carried forward and any amounts drawn from reserves which are available for that purpose, less any losses carried forward and sums to be placed in reserve in accordance with the Luxembourg Law or in accordance with the Articles.

Index

Subject to Luxembourg Company Law, our Board may declare interim dividends. The declaration of interim dividends is subject to the approval of shareholders at the next general meeting. Where the payments made on account of interim dividends exceed the amount of dividends subsequently approved by shareholders at the general meeting, they shall, to the extent of the overpayment, be deemed to have been paid on account of the next dividend.   Our Articles allow for the declaration of interim dividends, but any payment of interim dividends is subject to the conditions that: (i) interim accounts are drawn up showing that the funds available for distribution are sufficient; (ii) the amount to be distributed may not exceed total profits made since the end of the last financial year for which the accounts have been approved, plus any profits carried forward and sums drawn down from reserves available for this purpose, less losses carried forward and sums to be placed in reserve pursuant to the requirements of the law or our Articles; (iii) the decision of our Board to distribute an interim dividend may not be taken more than two months after the date at which the interim accounts have been made up; (iv) in their report, our Board of Directors and the statutory auditor shall verify whether the above conditions have been satisfied.

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

The Company purchased $28.0 million units of Montana Re Catastrophe bonds to decrease the amount of reinsurance protection the Company held, and these bonds had a fair value of $28.4 million as of September 30, 2012.  As both the ceding reinsurer and as a holder of the Montana Re Catastrophe bonds, the Company pays premiums and receives interest income related to these bonds.  An amount of $0.8 million was eliminated from premiums ceded and net investment income during the three months ended September 30, 2012, which had no impact on net income for the period.

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

As at September 30, 2012, the impact on our fixed maturity investments and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 0.3%, or approximately $3.6 million. As at September 30, 2012, the impact on our fixed maturity investments, cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.1%, or approximately $1.7 million. As at December 31, 2011, the impact on our fixed maturity investments and cash and cash equivalents, from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.7%, or approximately $22.9 million. As at December 31, 2011, the impact on our fixed maturity investments and cash and cash equivalents, from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.6%, or approximately $21.7 million.

We use interest rate futures to manage the duration and the interest rate risk of our investment portfolio. As at September 30, 2012, we did not hold any interest rate futures contracts.

As at September 30, 2012, we held $328.6 million, or 30.7% of our fixed maturity portfolio in asset-backed and mortgage-backed securities. As at December 31, 2011, we held $232.8 million, or 20.3%, of our fixed maturity portfolio in asset-backed and mortgage-backed securities. We did not hold any sub-prime securities at September 30, 2012 and December 31, 2011.  These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost.  The adverse impact of prepayment is more evident in a declining interest rate environment.  As a result, we would also be exposed to reinvestment risk, as cash flows received by us could be accelerated and would be reinvested at the prevailing interest rates.

Equity Price Risk

We gain exposure to the equity, commodities and real estate markets through the use of various equity securities and index-linked futures. The total of such exposure as at September 30, 2012 and December 31, 2011 was $0.1 million and $7.8 million, respectively. The fair value of these positions as at September 30, 2012 and December 31, 2011 amounted to $0.1 million and $(0.1) million, respectively, and was recorded in equity investments and other assets and other liabilities. For the three and nine months ended September 30, 2012, we recorded net realized and unrealized gains of $nil and $0.9 million, respectively, in net realized and unrealized gains – investments as compared to losses of $11.6 million and $12.5 million, respectively, for the three and nine months ended September 30, 2011.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity investments.  Our risk management strategy and investment guidelines have been defined to ensure we invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As at September 30, 2012, our fixed maturity investments consisted of investment grade securities with an average rating of AAA.  We believe this high-quality portfolio reduces our exposure to credit risk on fixed income investments to an acceptable level. We have included credit rating information with respect to our investment portfolio because it enhances the reader's understanding of its composition and consistency with our investment philosophy.

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

In addition, we have exposure to credit risk as it relates to our insurance and reinsurance balances receivable.  Premium balances receivable from our clients at September 30, 2012 and December 31, 2011, were $209.3 million and $236.4 million, respectively, including balances both currently due and accrued.  We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process, monitoring of aged receivable balances, our right to cancel the cover for non-payment of premiums, and our right to offset premiums yet to be paid against losses due to the cedent.  Since our inception in October 2005, we have recorded $4.3 million in bad debt expenses related to our insurance and reinsurance balances receivable.

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

Foreign Currency Risk

We use foreign currency forward contracts and currency swaps to manage currency exposure.  The net notional exposure of foreign currency forward contracts in U.S. dollars as at September 30, 2012 and December 31, 2011, were $400.9 million and $705.1 million, respectively, and these contracts had a fair value of $1.0 million and $7.0 million, respectively. For the three and nine months ended September 30, 2012, we recorded net realized and unrealized gains of $1.2 million and $6.1 million, respectively, on foreign currency forward contracts and for the three and nine months ended September 30, 2011, we recorded net realized and unrealized gains of $27.7 million and losses of $12.3 million, respectively, on foreign currency forward contracts.

Premiums, Reserves, and Claims

The U.S. dollar is our principal reporting currency and the functional currencies of our operating subsidiaries are generally their national currencies, except for our Bermuda, Luxembourg, Gibraltar and Flagstone Suisse, each of whose functional currency is the U.S. dollar.  We enter into reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar.  When we incur a loss in a non-U.S. dollar currency, we carry the liability on our books in the original currency.  As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates between the time premiums are collected and the time claims are paid.

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

Financing

Certain subsidiaries of ours have a functional currency other than the U.S. dollar.  Our practice is to hedge the net investment in those subsidiaries and designate foreign currency forward contracts as hedging instruments.  The contractual amount of these contracts as at September 30, 2012 and December 31, 2011 was $51.9 million and $51.6 million, respectively, and the contracts had a fair value of $0.3 million and $(0.5) million, respectively.

Index

During the three and nine months ended September 30, 2012 and 2011, we recorded net realized and unrealized gains of $nil and $1.0 million, respectively, and net realized and unrealized gains of $5.1 million and $3.1 million, respectively, directly into comprehensive income as part of the cumulative translation adjustment for the effective portion of the hedge.

We entered into a currency swap agreement to hedge the Euro-denominated deferrable interest debentures recorded as long term debt.  Under the terms of the foreign currency swap, we exchanged €13.0 million for $17.8 million, and will receive Euribor plus 354 basis points and pay LIBOR plus 419 basis points.   The swap expires on September 15, 2013 and had a fair value of $(1.2) million as at September 30, 2012.

Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time.  Of our business written in the nine months ended September 30, 2012 and 2011, approximately 48.2% and 39.5%, respectively, was written in currencies other than the U.S. dollar.  For the nine months ended September 30, 2012, we had net foreign exchange losses of $6.7 million compared to $3.1 million for the same period in 2011.

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

Important events and uncertainties that could cause the actual results to differ include, but are not necessarily limited to: the ongoing impact on our business of our net loss in 2011 and our inability to continue our return to profitability in a timely manner, if at all; the amount of indemnification obligations, purchase price adjustments and charges related to the divestitures and realignment initiatives described in Note 1 “Organization” of Part 1, Item 1 of this Quarterly Report; the failure to successfully implement the Company’s business strategy despite the completion of the divestitures and realignment initiatives described in this Quarterly Report; cancellation of our reinsurance contracts by cedents; market conditions affecting our common share price; pricing changes in our industry; the possibility of severe or unanticipated losses from natural or man-made catastrophes; the effectiveness of our loss limitation methods; our dependence on principal employees; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved and the premium environment; the sensitivity of our business to financial strength ratings established by independent rating agencies; the impact of our financial strength ratings and the consequences to our business of any downgrade; the estimates reported by cedents and brokers on pro-rata contracts and certain excess of loss contracts in which the deposit premium is not specified; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, and our reliance on industry loss estimates and those generated by modeling techniques; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; our exposure to many different counterparties in the financial service industry, and the related credit risk of counterparty default; changes in general economic conditions; changes in governmental regulation or tax laws in the jurisdictions where we conduct business; our need for financial flexibility to maintain our current level of business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply and premium dynamics in our markets relating to growing capital levels in the insurance and reinsurance industries; the investment environment, declining demand due to increased retentions by cedents and other factors; and the impact of Eurozone instability and terrorist activities on the economy.

Additionally, the proposed transaction between the Company and Validus described in Note 12, “Pending Merger with Validus” of Part I, Item 1 of this Quarterly Report is subject to risks and uncertainties, including: (A) that Flagstone and Validus may be unable to complete the proposed transaction because, among other reasons, conditions to the completion of the proposed transaction may not be satisfied or waived; (B) uncertainty as to the timing of completion of the proposed transaction; (C) uncertainty as to the actual premium (if any) that will be realized by Flagstone shareholders in connection with the proposed transaction; (D) uncertainty as to the long-term value of Validus common shares; (E) failure to realize the anticipated benefits of the proposed transaction, including as a result of failure or delay in integrating Flagstone’s businesses into Validus; and (F) the outcome of any legal proceedings to the extent initiated against Validus, Flagstone and others following the announcement of the proposed transaction, as well as Validus and Flagstone management’s response to any of the aforementioned risks and uncertainties.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 29, 2012

FLAGSTONE REINSURANCE HOLDINGS, S.A.

By:	/s/ David A. Brown
Name:	David A. Brown
Title:	Chief Executive Officer
(Authorized Officer)

By:	/s/ Patrick Boisvert
Name:	Patrick Boisvert
Title:	Chief Financial Officer
(Principal Financial Officer)

Index

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated August 30, 2012, by and among Validus Holdings, Ltd., Validus UPS, Ltd., Flagstone Reinsurance Holdings, S.A. and Flagstone Reinsurance Holdings (Bermuda) Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed September 4, 2012).

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

*101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as a block of text and in detail.

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